Form 10-Q
period 1996-03-31
WELLS REAL ESTATE FUND IX LP
filed 1996-05-14
CIK 929921

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              March 31, 1996       or
                              ----------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________________to__________________

Commission file number                           33-83852 (1933 Act)
                       ---------------------------------------------

                         Wells Real Estate Fund IX, L.P.
- --------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          Georgia                                        58-2126622
- -------------------------------                       -----------------
(State of other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia                          30092
- ---------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------

- ----------------------------------------------------------------------------
              (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    -------     ---------

                                   Form 10-Q
                                   ---------

                         Wells Real Estate Fund IX,L.P.
                         ------------------------------

                                     INDEX
                                     -----


                                                             Page No.
                                                             --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - March 31, 1996
         and December 31, 1995................................  3

         Statements of Income for the Three
         Months Ended March 31, 1996..........................  4

         Statement of Partners' Capital
         for the Three Months Ended March 31, 1996............  5

         Statements of Cash Flows for the Three Months
         Ended March 31, 1996.................................  6

         Condensed Notes to Financial Statements..............  7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations........................................... 10

PART II. OTHER INFORMATION.................................... 11

                         WELLS REAL ESTATE FUND IX, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                  Assets                     March 31, 1996  December 31, 1995
                  ------                     --------------  -----------------
Cash and cash equivalents (Note 2)           $  3,943,113       $        600
Deferred project costs (Note 3)                   166,880                  0
Deferred offering costs (Note 4)                  230,549            142,229
Prepaid expenses and other assets                  11,600                  0
                                                ---------            -------

    Total assets                             $  4,352,142       $    142,829
                                                =========            =======



    Liabilities and Partners' Capital
    ---------------------------------

Liabilities:
  Accounts payable                             $      999          $       0
  Sales commissions payable                        63,476                  0
  Due to affiliates (Note 5)                      235,245            142,229
                                                ---------            -------

    Total liabilities                             299,720            142,229
                                                ---------            -------

Partners' capital:
  General  partners                                   490                500
  Original limited partner                            100                100
  Limited partners:
  Class A-365,986 units at March 31, 1996       3,110,882                  0
  Class B-110,814 units at March 31, 1996         940,950                  0
                                                ---------            -------

    Total partners' capital                     4,052,422                600
                                                ---------            -------

    Total liabilities and partners' capital    $4,352,142           $142,829
                                                =========            =======

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                                                   Three Months Ended
                                                   ------------------
                                                     March 31, 1996
                                                     ---------------
Revenues:
   Interest Income                                      $   11,172

Expenses:
       Computer costs                                        1,210
       Printing and Notebooks                                3,794
       Administrative Salaries                               4,179
       Office Expense                                        2,792
       Postage                                                  29
       Taxes and licenses                                       30
       Other                                                   119
                                                        ----------
                                                            12,153
                                                        ----------
       Net income (loss)                                $     (981)
                                                        ==========

Net loss allocated to General Partners                  $      (10)

Net income allocated to Class A Limited Partners        $        0

Net loss allocated to Class B Limited Partners          $     (971)

Net income per Class A weighted average Limited
   Partner Unit                                         $        0

Net loss per weighted average Class B Limited
   Partner Unit                                         $   ( 0.01)

Cash distribution per Class A Limited Partner
   Unit                                                 $        0

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996

                                                              Limited Partners
                                                    ---------------------------------------
                                                    Class A                          Class B                              Total
                                                    -------                          -------              General        Partners'
                               Original        Units          Amount           Units         Amount       Partners        Capital
                               --------       -------      -----------        -------       ----------    ---------      ----------
BALANCE, DECEMBER 31, 1995      $100                -      $         -              -       $        -       $500        $      600

  Limited partner con-
    tributions                     -          365,986        3,659,861        110,814        1,108,142          -         4,768,003
  Net loss                         -                -                -              -             (971)       (10)             (981)
  Sales commissions                -                -         (365,986)             -         (110,814)         -          (476,800)
  Other offering expenses          -                -         (182,993)             -          (55,407)         -          (238,400)
                               -----          -------       ----------        -------       ----------       ----        ----------
BALANCE, MARCH 31, 1996         $100          365,986       $3,110,882        110,814       $  940,950       $490        $4,052,422
                               =====          =======       ==========        =======       ==========       ====        ==========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS


                                            For the Three Months Ended
                                                  March 31, 1996
                                                 ----------------
Cash flow from operating activities:
Net income (loss)                                     $     (981)
Adjustments to reconcile net loss to net
  cash used in operating activities:
   Changes in assets and liabilities:
    Increase in prepaid and other assets                 (11,600)
    Increase in accounts payable                             999
    Increase in due to affiliates                          4,696
                                                      ----------

   Net cash used in operating activities                  (6,886)
                                                      ----------

Cash flow from investing activities:
   Deferred Project Costs Paid                          (166,880)
                                                      ----------

Cash flows from financing activities:
   Limited partners' contributions                     4,768,003
   Sales commissions paid                               (413,324)
   Offering costs paid                                  (238,400)
                                                      ----------
    Net cash provided by financing
     activities                                        4,116,279
                                                      ----------

Net increase in cash and cash equivalents              3,942,513

Cash and cash equivalents, beginning of year                 600
                                                      ----------

Cash and cash equivalents, end of period              $3,943,113
                                                      ==========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                    (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statement

                                March 31, 1996

(1) Summary of Significant Account Policies
    ---------------------------------------

    (a) General
    -----------

    Wells Real Estate Fund IX, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., as General Partners. The Partnership was formed on August 15, 1994, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposed income producing commercial or industrial properties.

    On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 26, 1996, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. As of March 31, 1996, the Partnership had sold 365,986 Class A status Units, and 110,814 Class B Status Units, held by a total of 822 and 55 Limited Partners respectively, for total Limited Partner capital contributions of $4,768,003. After payment of $166,880 in selling commissions and organization and offering expenses, the Partnership was holding net offering proceeds of $3,885,923 available for investment in properties.

    (b) Employees
    -------------

    The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership.

    (c) Insurance
    -------------

    Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

    (d) Competition
    ---------------

    The Partnership will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, the Partnership may be required to provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

    (e) Basis of Presentation
    -------------------------

    The financial statements of Wells Real Estate Fund IX, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods.

    (f) Partnership Distribution
    ----------------------------

    Net Cash From Operations, as defined in the Partnership Agreement, will be distributed first to Limited Partners holding Class A Status Units on a per Unit basis until they have received a 10% annual return on their Net Capital Contributions, as defined in the Partnership Agreement. Further distributions of Net Cash From Operations will be made to the General Partners until they receive distributions equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A status Units will receiver 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to Limited Partners holding Class B Status Units. No distribution will be paid to the Limited Partners for the quarter ended March 31, 1996.

    (g) Income Taxes
    ----------------

    The Partnership has not requested a ruling from the Internal Revenue Service to the effect that it will be treated as a partnership and not an association taxable as a corporation for Federal income tax purposes. The Partnership requested an opinion of counsel as to its tax status, but such opinion is not binding upon the Internal Revenue Service.

    (h) Statement of Cash Flows
    ---------------------------

    For the purpose of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments.

(2) Deferred Project Costs
    ----------------------

    The Partnership pays Acquisitions and Advisory Fees to the General Partners for acquisition and advisory services. These payments, as provided by the Partnership Agreement, may not exceed 5% of the Limited Partners' capital contributions. Acquisition and Advisory Fees paid as of March 31, 1996, amounted to $166,880 and represented approximately 3.5% of the Limited Partners' capital contributions received. These fees are allocated to specific properties as they are purchased.

(3) Deferred Offering Costs
    ------------------------

    Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, L.P., pays all the offering expenses for the Partnership. The Company may be reimbursed by the Partnership to extent that such offering expenses do not exceed 5% of total Limited Partners' capital contributions. As of March 31, 1996, the Partnership had reimbursed the Company for $238,400 in offering expenses, which amounted to approximately 5% of Limited Partners' capital contributions.

(4) Due To Affiliates
    ------------------

    Due to Affiliates consists of Acquisition and Advisory Fees, deferred offering costs, and other operating expenses paid by the Company on behalf of the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
- -------------------------------------------------------------------------
RESULTS OF OPERATION.
- ---------------------

The Partnership commenced active operations on February 12, 1996, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 26, 1996, thus allowing for the admission of New York and Pennsylvania investors into the Partnership. As of March 31, 1996, the Partnership had sold 365,986 Class A Status Units and 110,814 Class B Status Units, held by a total of 822 and 55 Limited Partners respectively, for total Limited Partner contributions of $4,768,003. After payment of $166,880 in Acquisition and Advisory Fees, payment of $715,200 in selling commissions and organization and offering expenses, as of March 31, 1996, the Partnership was holding net offering proceeds of $3,885,923 available for investment in properties.

Gross revenues of the Partnership of $11,172 for the three months ended March 31, 1996, were attributable primarily to interest income earned on funds held by the Partnership prior to the investment in properties. Expenses of the Partnership were $12,153 for the three months ended March 31, 1996, and consisted primarily of printing, computer, office and partnership administrative costs. Since the Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on February 12, 1996, there is no comparative financial data available from the prior fiscal year.

Net loss per weighted average unit for Class B Limited Partners was $0.01 for the three months ended March 31, 1996.

Net increase in cash and cash equivalents is the result of raising $3,942,513 in Limited Partners' capital contributions before deducting commissions and offering costs.

No cash distributions were made to Limited Partners during the first quarter of 1996.

PART II - OTHER INFORMATION
- ---------------------------

     ITEM 6 (b). No reports on Form 8-K were filed during the first quarter of 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WELLS REAL ESTATE FUND IX, L.P.

     Dated: May 13, 1996                By: /s/ Leo F. Wells, III
                                        ---------------------------------
                                        Leo F. Wells, III, as Individual
                                        General Partner and as President,
                                        Sole Director and Chief Financial
                                        Officer of Wells Capital, Inc., the
                                        General Partner of Wells Partners, L.P.