Form 10-Q
period 1996-06-30
WELLS REAL ESTATE FUND IX LP
filed 1996-08-13
CIK 929921

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended              June 30, 1996       or
                              ---------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________________to__________________

Commission file number               33-83852 (1933 Act)
                       ---------------------------------------------

                        Wells Real Estate Fund IX, L.P.
- -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Georgia                                        58-2126622
- --------------------------------------                  -----------------
(State of other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia                       30092
- ----------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------

- -----------------------------------------------------------------------------
              (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    ------       ------

                                   Form 10-Q
                                   ---------

                         Wells Real Estate Fund IX,L.P.
                         ------------------------------

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        --------


PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements


                 Balance Sheets - June 30, 1996
                   and December 31, 1995.............................    3

                 Statements of Income for the Three
                   Months and Six Months ended June 30, 1996.........    4

                 Statement of Partners' Capital
                   for the Six Months Ended June 30, 1996............    5

                 Statements of Cash Flows for the Six Months
                   Ended June 30, 1996 and 1995......................    6

                 Condensed Notes to Financial Statements.............    7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations..........................................   11

PART II. OTHER INFORMATION...........................................   12

                        WELLS REAL ESTATE FUND IX, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                   Assets                     June 30, 1996  December 31, 1995
                   ------                     -------------  -----------------
Cash and cash equivalents (Note 1)            $ 10,078,161       $        600
Investment in joint venture (Note 2)               533,377                  0
Deferred project costs (Note 3)                    429,951                  0
Deferred offering costs (Note 4)                   240,712            142,229
Accounts receivables                                 1,885                  0
Prepaid expenses and other assets                   25,000                  0
                                                 ----------            -------

  Total assets                                 $ 11,309,086       $    142,829
                                                 ==========            =======




Liabilities and Partners' Capital
- ---------------------------------

Liabilities:
  Accounts payable                             $          0       $          0
  Sales commissions payable                          70,055                  0
  Due to affiliates (Note 5)                        251,149            142,229
                                                 ----------            -------

  Total liabilities                                 321,204            142,229
                                                 ----------            -------


Partners' capital:
  General  partners                                     500                500
  Original limited partner                              100                100
  Limited partners:
  Class A-1,010,926 units at June 30, 1996        8,630,110                  0
  Class B-277,314 units at June 30, 1996          2,357,172                  0
                                                 ----------            -------

Total partners' capital                          10,987,882                600
                                                 ----------            -------

Total liabilities and partners' capital        $ 11,309,086       $    142,829
                                                 ==========            =======

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME


                                                       Three Months Ended  Six Months Ended
                                                       ------------------  ----------------
                                                         June 30, 1996      June 30, 1996
                                                       ------------------  ----------------
Revenues:
   Interest Income                                        $     69,153         $  80,326

Expenses:
   Legal and accounting                                          3,560             3,560
   Computer costs                                                1,006             2,216
   Printing and Notebooks                                        9,370            13,164
   Administrative Salaries                                       8,515            12,694
   Office Expense                                                1,013             3,806
   Postage                                                         450               479
   Taxes and licenses                                                0                30
       Other                                                     7,017             7,136
                                                                ------           -------
                                                                30,931            43,085
                                                                ------           -------
       Net income                                         $     38,222         $  37,241
                                                                ======           =======

Net income allocated to General Partners                  $         10                 0

Net income allocated to Class A Limited Partners          $     37,241            37,241

Net income allocated to Class B Limited Partners          $        971                 0

Net income per Class A weighted average Limited
   Partner Unit                                           $        .07               .07

Net income per weighted average Class B Limited
   Partner Unit                                           $        .01                 0

Cash distribution per Class A Limited Partner
   Unit                                                   $          0                 0

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                         STATEMENT OF PARTNERS' CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996

                                                        Limited Partners
                              ------------------------------------------------------------------                        Total
                                                    Class A                      Class B                               General
                                         ---------------------------    ------------------------                       Partners'
                              Original      Units            Amount        Units         Amount       Partners         Capital
                              --------   ----------      -----------    -----------  ------------     ---------     -------------
BALANCE, DECEMBER 31, 1995       $100            -      $           -            -    $        -         $500        $        600

  Limited partner                   -    1,010,926         10,109,257      277,314      2,773,143           -          12,882,400
    contributions
  Net income                        -            -             37,241            -              0           0              37,241
  Sales commissions                 -            -         (1,010,925)           -       (277,314)          -          (1,288,239)
  Other offering
    expenses                        -            -           (505,463)           -       (138,657)          -            (644,120)
                            ----------  ----------        -----------   ---------     ----------         ----         -----------

BALANCE, JUNE 30, 1996           $100    1,010,926        $ 8,630,110     277,314     $2,357,172         $500         $10,987,882
                            ==========  ==========        ===========   =========     ==========         ----         ===========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENT OF CASH FLOWS


                                                                For the Six Months Ended
                                                                     June 30, 1996
                                                                -----------------------
Cash flow from operating activities:
 Net income                                                              $    37,241
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Changes in assets and liabilities:
       Increase in prepaid and other assets                                  (25,000)
       Increase in accounts payable                                           (1,885)
       Increase in due to affiliates                                          10,437
                                                                         -----------

     Net cash used in operating activities                                   20,793
                                                                         -----------

  Cash flow from investing activities:
     Investment in Joint Venture                                            (512,444)
     Deferred Project Costs Paid                                            (450,884)
                                                                         -----------
     Net cash used by investing activities                                  (963,328)
                                                                         -----------

  Cash flows from financing activities:
     Limited partners' contributions                                      12,882,400
     Sales commissions paid                                               (1,218,184)
     Offering costs paid                                                    (644,120)
                                                                         -----------
     Net cash provided by financing
       activities                                                         11,020,096
                                                                         -----------

  Net increase in cash and cash equivalents                               10,077,561

  Cash and cash equivalents, beginning of year                                   600
                                                                         -----------

  Cash and cash equivalents, end of period                               $10,078,161
                                                                         ===========

Supplemental Schedule of Noncash Investing
   activities - deferred project costs applied to Joint
   Venture Activities                                                    $    20,993
                                                                         ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                     (A Georgia Public Limited Partnership)

                     Condensed Notes to Financial Statement

                                 June 30, 1996

(1) Summary of Significant Accounting Policies
    ------------------------------------------

(a) General
- -----------
Wells Real Estate Fund IX, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., as General Partners. The Partnership was formed on August 15, 1994, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposed income producing commercial properties.

On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 26, 1996, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. As of June 30, 1996, the Partnership had sold 1,010,926 Class A status Units, and 277,314 Class B Status Units, held by a total of 1,140 and 134 Limited Partners respectively, for total Limited Partner capital contributions of $12,882,400. After payment of $450,884 in Acquisition and Advisory Fees, payment of $1,932,360 in selling commissions and organization and offering expenses and the investment by the Partnership of $512,444 in the Fund VIII - Fund IX Joint Venture, as of June 30, 1996, the Partnership was holding net offering proceeds of $9,986,712 available for investment in properties.

(b) Employees
- -------------
The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership.

(c) Insurance
- -------------
Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

(d) Competition
- ---------------
The Partnership will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, the Partnership may be required to provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

(e) Basis of Presentation
- -------------------------
The financial statements of Wells Real Estate Fund IX, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods.

(f) Partnership Distributions
- -----------------------------
Net Cash From Operations, as defined in the Partnership Agreement, will be distributed first to Limited Partners holding Class A Status Units on a per Unit basis until they have received a 10% annual return on their Net Capital Contributions, as defined in the Partnership Agreement. Further distributions of Net Cash From Operations will be made to the General Partners until they receive distributions equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A Status Units will receiver 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to Limited Partners holding Class B Status Units. No distributions will be paid to the Limited Partners for the quarter ended June 30, 1996.

(g) Income Taxes
- ----------------
The Partnership has not requested a ruling from the Internal Revenue Service to the effect that it will be treated as a partnership and not an association taxable as a corporation for Federal income tax purposes. The Partnership requested an opinion of counsel as to its tax status, but such opinion is not binding upon the Internal Revenue Service.

(h) Statement of Cash Flows
- ---------------------------
For the purpose of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments.

(2)   Investment in Joint Venture
- ---------------------------------

Fund VIII - Fund IX Joint Venture
- ---------------------------------

       On June 10, 1996, the Partnership and Wells Real Estate Fund VIII, L.P.
("Wells Fund VIII"), a   Georgia public limited partnership, affiliated with the
Partnership through common general partners, entered into a Joint Venture

Agreement known as Fund VIII and Fund IX Associates (the "Fund VIII - Fund IX Joint Venture"). The investment objectives of Wells Fund VIII are substantially identical to those of the Partnership. As of June 30, 1996, the Partnership had contributed $512,444 for an approximate 51% equity interest, and Wells Fund VIII had contributed $487,444 for an approximate 49% equity interest in the Fund VIII
- - Fund IX Joint Venture which is developing an office building in Madison, Wisconsin. The total cost to complete the property is anticipated to be approximately $10,500,000. Although the ultimate percentages of ownership in the Fund VIII - Fund IX Joint Venture have not yet been finally determined, it is anticipated that the Partnership and Wells Fund VIII will contribute equally to the remaining cost of approximately $9,500,000 for an approximately 50% equity interest each.

The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

Cellular One Property
- ---------------------

On June 17, 1996, the Fund VIII - Fund IX Joint Venture purchased a 7.09 acre tract of real property in Madison, Dane County, Wisconsin for a total cost of $859,255 including closing costs. As of June 30, 1996, the Partnership had contributed $512,444 and Wells Fund VIII had contributed $487,444 to the closing costs and development of this project.

The Fund VIII - Fund IX Joint Venture will develop and construct a four-story office building containing approximately 96,750 rentable square feet on the site. An agreement was signed with ADEVCO Corporation to supervise, manage and coordinate the planning, design, construction and completion of the property. Kraemer Brothers, Inc. has been signed as the general contractor and Strang, Inc. as the architect.

Cellular One, a subsidiary of BellSouth Corporation has executed a lease for 75,000 rentable square feet comprising approximately 78% of the building. The initial term of the lease will be 9 years and 11 months with the option to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $862,500 payable in equal monthly installments of $71,875 during the first five years and $975,000 payable in equal monthly installments of $81,250 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rate.

It is currently anticipated that the total cost to complete the property, which is anticipated to be approximately $10,500,000, will be contributed equally by the Partnership and Wells Fund VIII. The Partnership has reserved sufficient funds for this purpose. For further information regarding the Cellular One Property, refer to Supplement No. 2 dated June 28, 1996, to the Prospectus of Wells Real Estate Fund XI, L.P. dated January 5, 1996, contained in Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. filed with the Commission on July 3, 1996 (Commission File No. 33-83852).

(3)   Deferred Project Costs
      ----------------------

The Partnership pays Acquisitions and Advisory Fees to the General Partners for acquisition and advisory services. These payments, as provided by the Partnership Agreement, may not exceed 5% of the Limited Partners' capital contributions. Acquisition and Advisory Fees paid, as of June 30, 1996, amounted to $450,884 and represented approximately 3.5% of the Limited Partners' capital contributions received. These fees are allocated to specific properties as they are purchased.

(4)   Deferred Offering Costs
      -----------------------

Wells Capital, Inc. (the "Company"), the general partner of Wells Partners,
L.P., pays all the offering expenses for the Partnership.   The Company may be
reimbursed by the Partnership to the extent that such offering expenses do not exceed 5% of total Limited Partners' capital contributions. As of June 30, 1996, the Partnership had reimbursed the Company for $644,120 in offering expenses, which amounted to approximately 5% of Limited Partners' capital contributions.

(5)   Due To Affiliates
     ------------------

Due to Affiliates consists of Acquisition and Advisory Fees, deferred offering costs, and other operating expenses paid by the Company on behalf of the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
- -------------------------------------------------------------------------
RESULTS OF OPERATION.
- ---------------------

The Partnership commenced active operations on February 12, 1996, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 26, 1996, thus allowing for the admission of New York and Pennsylvania investors into the Partnership. As of June 30, 1996, the Partnership had sold 1,010,926 Class A Status Units and 277,314 Class B Status Units, held by a total of 1140 and 134 Limited Partners respectively, for total Limited Partner contributions of $12,882,400. After payment of $450,884 in Acquisition and Advisory Fees, payment of $1,932,360 in selling commissions and organization and offering expenses and the investment by the Partnership of $512,444 in the Fund VIII - Fund IX Joint Venture, as of June 30, 1996, the Partnership was holding net offering proceeds of $9,986,712 available for investment in properties. Of this amount, $4,750,000 has been reserved to invest in the Fund VIII - Fund IX Joint Venture to fund the development of the Cellular One Property.

Gross revenues of the Partnership of $80,326 for the six months and $69,153 for the three months ended June 30, 1996, were attributable primarily to interest income earned on funds held by the Partnership prior to the investment in properties. Expenses of the Partnership were $43,085 for the six months ended and $30,931 for the three months ended June 30, 1996, and consisted primarily of printing, computer, administrative salaries, office and partnership administrative costs. Since the Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on February 12, 1996, there is no comparative financial data available from the prior fiscal year.

Net income per weighted average unit for Class A Limited Partners was $0.07 for both the three months and six months ended June 30, 1996.

Net income per weighted average unit for Class B Limited Partners was $0.01 for the three months and $0.00 for the six months ended June 30, 1996. The General Partners were allocated net income of $971 for the three months ended June 30, 1996. The net income allocated to Class B Limited Partners and the General Partners for the second quarter of 1996 offset the net loss allocated to these partners for the first quarter of 1996.

Net increase in cash and cash equivalents is the result of raising $12,882,400 in Limited Partners' capital contributions before deducting commissions and offering costs.

No cash distributions were made to Limited Partners during the second quarter of 1996.

PART II - OTHER INFORMATION
- ---------------------------

     ITEM 6 (b). During the second quarter of 1996, the Partnership filed a current report on Form 8-K dated June 19, 1996, to describe the acquisition of the Cellular One Property in Madison, Wisconsin.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WELLS REAL ESTATE FUND IX, L.P.
                                      (Registrant)
     Dated: August 13, 1996           By: /s/ Leo F. Wells, III
                                          ---------------------------------
                                      Leo F. Wells, III, as Individual
                                      General Partner and as President,
                                      Sole Director and Chief Financial
                                      Officer of Wells Capital, Inc., the
                                      General Partner of Wells Partners, L.P.