Form 10-Q
period 1996-09-30
WELLS REAL ESTATE FUND IX LP
filed 1996-11-13
CIK 929921

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the quarterly period ended              September 30, 1996       or
                              --------------------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from__________________to__________________

                Commission file number     33-83852 (1933 Act)
                                       ---------------------------

                        Wells Real Estate Fund IX, L.P.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Georgia                                        58-2126622
-------------------------------                        -------------------
(State of other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification no.)

             3885 Holcomb Bridge Road, Norcross, Georgia    30092
           ---------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------

             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    --------     --------

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund IX,L.P.
                        ------------------------------

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets - September 30, 1996
                 and December 31, 1995..................................     3

                 Statements of Income for the Three
                 Months and Nine Months ended September 30, 1996........     4

                 Statement of Partners' Capital
                 for the Nine Months Ended September 30, 1996...........     5

                 Statements of Cash Flows for the Nine Months
                 Ended September 30, 1996 and 1995......................     6

                 Condensed Notes to Financial Statements................     7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..........    10

PART II. OTHER INFORMATION..............................................    12

                        WELLS REAL ESTATE FUND IX, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                BALANCE SHEETS

                                                    September 30,   December 31,
                   Assets                               1996           1995
                   ------                           -------------   ------------
Cash and cash equivalents (Note 1)                  $14,715,325       $    600
Investment in joint venture (Note 2)                  1,577,396              0
Deferred project costs (Note 3)                         620,922              0
Deferred offering costs (Note 4)                        381,038        142,229
Accounts receivables                                      1,600              0
Prepaid expenses and other assets                        40,000              0
                                                    -----------       --------
      Total assets                                  $17,336,281       $142,829
                                                    ===========       ========
        Liabilities and Partners' Capital
        ---------------------------------
Liabilities:
  Accounts payable                                  $         0       $      0
  Sales commissions payable                             113,929              0
  Partnership distribution payable                      149,279              0
  Due to affiliates (Note 5)                            415,530        142,229
                                                    -----------       --------
     Total liabilities                                  678,738        142,229
                                                    -----------       --------
Partners' capital:
  General  partners                                         500            500
  Original limited partner                                  100            100
Limited partners:
  Class A-1,565,469 units at Sept. 30, 1996          13,224,206              0
  Class B-394,171 units at Sept. 30, 1996             3,432,737              0
                                                    -----------       --------

     Total partners' capital                         16,657,543            600
                                                    -----------       --------

     Total liabilities and partners' capital        $17,336,281       $142,829
                                                    ===========       ========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                             STATEMENTS OF INCOME

                                                  Three Months     Nine Months
                                                      Ended           Ended
                                                  -------------   -------------
                                                  Sept 30, 1996   Sept 30, 1996
                                                  -------------   -------------
Revenues:
  Interest Income                                    $135,635        $215,961
Expenses:
  Legal and accounting                                    623           4,183
  Computer costs                                        1,403           3,619
  Printing and Notebooks                                2,846          16,010
  Administrative Salaries                               7,796          20,490
  Office Expense                                        1,973           5,779
  Postage                                               1,937           2,416
  Taxes and licenses                                        0              30
  Other                                                 7,019          14,155
                                                     --------        --------
                                                       23,597          66,682
                                                     --------        --------
  Net income                                         $112,038        $149,279
                                                     ========        ========

Net income allocated to General Partners             $      0               0

Net income allocated to Class A Limited Partners     $112,038         149,279

Net loss allocated to Class B Limited Partners       $      0               0

Net income per Class A weighted average Limited
  Partner Unit                                       $    .12             .19

Net loss per weighted average Class B Limited
  Partner Unit                                       $      0               0

Cash distribution per Class A weighted
  average Limited Partner Unit                       $    .19             .19

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENT OF PARTNERS' CAPITAL
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                                                       Limited Partners
                                                       ----------------
                                                Class A                 Class B                      Total
                                                -------                 -------         General     Partners'
                              Original     Units      Amount       Units      Amount    Partners     Capital
                              --------     -----      ------       -----      ------    --------    ---------
BALANCE, DECEMBER 31, 1995      $100             -  $         -         -  $        -     $500     $       600
  Limited partner                  -     1,565,465   15,654,654   277,314   3,941,749        -      19,596,403
    contributions
  Net income                       -             -      149,279         -           0        0         149,279
  Partnership distributions        -             -     (149,279)        -           -                 (149,279)
  Sales commissions                -             -   (1,565,465)        -    (394,175)       -      (1,959,640)
  Other offering expenses          -             -     (782,733)        -    (197,087)       -        (979,820)
  Conversion elections             -             -      (82,250)        -      82,250        -               0
                                ----     ---------  -----------   -------  ----------     ----     -----------
BALANCE, JUNE 30, 1996          $100     1,565,465  $13,224,206   277,314  $3,432,737     $500     $16,657,543
                                ====     =========  ===========   =======  ==========     ----     ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENT OF CASH FLOWS

                                                            For the Nine Months
                                                                  Ended
                                                            -------------------
                                                            September 30, 1996
                                                            -------------------
Cash flow from operating activities:
Net income                                                       $   149,279
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Changes in assets and liabilities:
     Increase in prepaid and other assets                            (40,000)
     Increase in accounts payable                                     (1,600)
     Increase in due to affiliates                                    34,492
                                                                 -----------
      Net cash used in operating activities                          142,171
                                                                 -----------

  Cash flow from investing activities:
     Investment in Joint Venture                                  (1,512,444)
     Deferred Project Costs Paid                                    (685,874)
                                                                 -----------
     Net cash used by investing activities                        (2,198,318)
                                                                 -----------
  Cash flows from financing activities:
     Limited partners' contributions                              19,596,403
     Sales commissions paid                                       (1,845,711)
     Offering costs paid                                            (979,820)
                                                                 -----------

     Net cash provided by financing
      activities                                                  16,770,872
                                                                 -----------
  Net increase in cash and cash equivalents                       14,714,725
  Cash and cash equivalents, beginning of year                           600
                                                                 -----------
  Cash and cash equivalents, end of period                       $14,715,325
                                                                 ===========
Supplemental Schedule of Noncash Investing
    activities - deferred project costs applied to
    Joint Venture Activities                                     $    64,952
                                                                 ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                    (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statement

                              September 30, 1996

(1) Summary of Significant Accounting Policies
    ------------------------------------------

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

    On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 26, 1996, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. As of September 30, 1996, the Partnership had sold 1,565,469 Class A Status Units, and 394,171 Class B Status Units, held by a total of 1,421 and 189 Limited Partners respectively, for total Limited Partner capital contributions of $19,596,403. After payment of $685,874 in Acquisition and Advisory Fees, payment of $2,939,460 in selling commissions and organization and offering expenses and the investment by the Partnership of $1,512,444 in the Fund VIII -Fund IX Joint Venture, as of September 30, 1996, the Partnership was holding net offering proceeds of $14,458,625 available for investment in properties.

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

    (f) Partnership Distributions
    -----------------------------

    Net Cash From Operations, as defined in the Partnership Agreement, will be distributed first to Limited Partners holding Class A Status Units on a per Unit basis until they have received a 10% annual return on their Net Capital Contributions, as defined in the Partnership Agreement. Further distributions of Net Cash From Operations will be made to the General Partners until they receive distributions equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A Status Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to Limited Partners holding Class B Status Units.

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

(2) Investment in Joint Venture
-------------------------------

    Fund VIII - Fund IX Joint Venture
    ---------------------------------

    On June 10, 1996, the Partnership and Wells Real Estate Fund VIII, L.P. ("Wells Fund VIII"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement known as Fund VIII and Fund IX Associates (the "Fund VIII - Fund IX Joint Venture"). The investment objectives of Wells

    Fund VIII are substantially identical to those of the Partnership. As of September 30, 1996, the Partnership had contributed $1,512,444 for an approximate 50% equity interest, and Wells Fund VIII had contributed $1,487,444 for an approximate 50% equity interest in the Fund VIII - Fund IX Joint Venture which is developing an office building in Madison, Wisconsin. The total cost to complete the property is anticipated to be approximately $10,500,000. Although the ultimate percentages of ownership in the Fund VIII - Fund IX Joint Venture have not yet been finally determined, it is anticipated that the Partnership and Wells Fund VIII will contribute equally to the remaining cost of approximately $7,500,000 for an approximately 50% equity interest each.

    The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

    Cellular One Property
    ---------------------

    On June 17, 1996, the Fund VIII - Fund IX Joint Venture purchased a 7.09 acre tract of real property in Madison, Dane County, Wisconsin for a total cost of $859,255 including closing costs. As of September 30, 1996, the Partnership had contributed $1,512,444 and Wells Fund VIII had contributed $1,487,444 to the closing costs and development of this project.

    A four-story office building containing approximately 96,750 rentable square feet is under construction on the site. An agreement was signed with ADEVCO Corporation to supervise, manage and coordinate the planning, design, construction and completion of the property. Kraemer Brothers, Inc. is acting as the general contractor and Strang, Inc. as the architect.

    Cellular One, a subsidiary of BellSouth Corporation, has executed a lease for 75,000 rentable square feet comprising approximately 78% of the building. The initial term of the lease will be 9 years and 11 months with the option to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $862,500 payable in equal monthly installments of $71,875 during the first five years and $975,000 payable in equal monthly installments of $81,250 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rate.

    It is currently anticipated that the total cost to complete the property, which is estimated to be approximately $10,500,000, will be contributed equally by the Partnership and Wells Fund VIII. The Partnership has reserved sufficient funds for this purpose. For further information regarding the Cellular One Property, refer to Supplement No. 2 dated June 28, 1996, to the Prospectus of Wells Real Estate Fund IX, L.P. dated January 5, 1996, contained in Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. filed with the Commission on July 3, 1996 (Commission File No. 33-83852).

(3) Deferred Project Costs
    ----------------------

    The Partnership pays Acquisitions and Advisory Fees to the General Partners for acquisition and advisory services. These payments, as provided by the Partnership Agreement, may not exceed 5% of the Limited Partners' capital contributions. Acquisition and Advisory Fees paid, as of September 30, 1996, amounted to $685,874 and represented approximately 3.5% of the Limited Partners' capital contributions received. These fees are allocated to specific properties as they are purchased.

(4) Deferred Offering Costs
    -----------------------

    Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, L.P., pays all the offering expenses for the Partnership. The Company may be reimbursed by the Partnership for such offering expenses in an amount not to not exceed 5% of total Limited Partners' capital contributions. As of September 30, 1996, the Partnership had reimbursed the Company for $979,820 in offering expenses, which represented to approximately 5% of Limited Partners' capital contributions.

(5) Due To Affiliates
    -----------------

    Due to Affiliates consists of Acquisition and Advisory Fees, deferred offering costs, and other operating expenses paid by the Company on behalf of the Partnership.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
    -------------------------------------------------------------------------
    RESULTS OF OPERATION.
    ---------------------

    The Partnership commenced active operations on February 12, 1996, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 26, 1996, thus allowing for the admission of New York and Pennsylvania investors into the Partnership. As of September 30, 1996, the Partnership had sold 1,565,469 Class A Status Units and 394,171 Class B Status Units, held by a total of 1,421 and 189 Limited Partners respectively, for total Limited Partner contributions of $19,596,403. After payment of $685,874 in Acquisition and Advisory Fees, payment of $2,939,460 in selling commissions and organization and offering expenses and the investment by the Partnership of $1,512,444 in the Fund VIII - Fund IX Joint Venture, as of September 30, 1996, the Partnership was holding net offering proceeds of $14,458,625 available for investment in properties. Of this amount, $3,750,000 has been reserved for future contributions to the Fund VIII - Fund IX Joint Venture to fund the development of the Cellular One Property.

    Gross revenues of the Partnership of $215,961 for the nine months and $135,635 for the three months ended September 30, 1996, were attributable primarily to interest income earned on funds held by the Partnership prior to the investment in properties. Expenses of the Partnership were $66,682 for the nine months ended and $23,597 for the three months ended September 30, 1996, and consisted primarily of printing, computer, administrative salaries, office and partnership administrative costs. Since the Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on February 12, 1996, there is no comparative financial data available from the prior fiscal year.

    Net income per weighted average unit for Class A Limited Partners was $0.19 for the nine months and $0.12 for the three months ended September 30, 1996.

    No net income or loss was allocated to Class B Limited Partners or the General Partners for the nine months or three months ended September 30, 1996.

    Net increase in cash and cash equivalents is the result of raising $19,596,403 in Limited Partners' capital contributions before deducting commissions and offering costs.

    The Partnership's distributions from Investment Income accrued to Limited Partners holding Class A Status Units for the third quarter of 1996 was $0.19 per weighted average unit and will be paid in November, 1996.


             [The remainder of this page intentially left blank.]

                          PART II - OTHER INFORMATION
                          ---------------------------

    ITEM 6 (b). No reports on Form 8-K were filed during the third quarter of 1996.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WELLS REAL ESTATE FUND IX, L.P.
                                       (Registrant)

    Dated: November 11, 1996           By: /s/ Leo F. Wells, III
                                          -------------------------------------
                                           Leo F. Wells, III, as Individual
                                           General Partner and as President,
                                           Sole Director and Chief Financial
                                           Officer of Wells Capital, Inc.,
                                           the General Partner of Wells
                                           Partners, L.P.