Form 10-K
period 1996-12-31
WELLS REAL ESTATE FUND IX LP
filed 1997-03-25
CIK 929921

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     [Fee Required]

For the fiscal year ended    December 31, 1996 or
                             ---------------------------------------------------

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     [No Fee Required]

For the transition period from                    to
                              --------------------------------------------------
Commission file number                    33-838522 (1933 Act)
                      -----------------------------------------------------
                                          Wells Real Estate Fund IX, L.P.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          Georgia                                      58-2126622
------------------------------           ---------------------------------
(State or other  jurisdiction            (I.R.S. Employer Identification Number)
 of incorporation or organization)

3885 Holcomb Bridge Road
Norcross, Georgia                                      30092
------------------------------           ---------------------------------------
(Address of principal                                  (Zip Code)
 executive offices)

Registrant's telephone number, including area code     (770) 449-7800
                                                  ------------------------------
Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class                 Name of exchange on which registered
------------------------------           ------------------------------------
          NONE                                         NONE
------------------------------           ---------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                     NONE
--------------------------------------------------------------------------------
                                     (Title of Class)

                                     NONE
--------------------------------------------------------------------------------
                                     (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X           No ___
    ---

Aggregate market value of the voting stock held by non-affiliates:    Not
                                                                  --------------
Applicable
----------

                                    PART I
                                    ------


ITEM  1.  BUSINESS
------------------

GENERAL

Wells Real Estate Fund IX, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia non-public partnership, as General Partners. The Partnership was formed on August 15, 1994, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing for investment purposes income-producing commercial or industrial properties.

On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 26, 1996, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. The offering was terminated on December 30, 1996, at which time the Partnership had sold 2,935,931 Class A Status Units, and 564,069 Class B Status Units, held by a total of 1,841 and 257 Limited Partners respectively, for total Limited Partner capital contributions of $35,000,000. After payment of $1,400,000 in Acquisition and Advisory Fees and expenses, payment of $5,250,000 in selling commissions and organization and offering expenses, the investment by the Partnership of $4,748,974 in the Fund VIII - Fund IX Joint Venture and $676,257 for land and development, as of December 31, 1996, the Partnership was holding net offering proceeds of $22,924,769 available for investment in properties.

As of December 31, 1996, the Partnership owned land in Knoxville, Tennessee on which an office building is to be constructed and interest in two properties through ownership in the Fund VIII - Fund IX Joint Venture, an office building in Farmer's Branch, Texas and an office building under construction in Madison, Wisconsin.

EMPLOYEES

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 "Compensation of General Partners and Affiliates," for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1996.

INSURANCE

Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

COMPETITION

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

ITEM 2.  PROPERTIES.
--------------------

The Partnership owns interests in three properties directly or through its ownership in joint ventures of which one is land on which an office building is to be constructed, one is an office building under construction, and one is an office building. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1996, one building was 100% occupied. As of December 31, 1996, the Partnership was holding approximately $22,924,000 to invest in properties. As of December 31, 1996, no lease expirations will occur during the next ten years.


The following describes the properties in which the Partnership owns an interest as of December 31, 1996:

THE ABB PROPERTY
----------------

On December 13, 1996, the Partnership purchased a 5.62 acre tract of real property in Knoxville, Knox County, Tennessee for a total cost of $582,897, including closing costs. As of December 31, 1996, the Partnership had contributed an additional $93,360 toward the development of this project for a total contribution of $676,257.

A three-story office building containing approximately 83,885 rentable square feet is under construction on the site. An agreement was signed with ADEVCO Corporation to supervise, manage and coordinate the planning, design, construction and completion of the property. Integra Construction, Inc. is acting as the general contractor and Smallwood, Reynolds, Stewart, Stewart Associates, Inc. as the architect.

ABB Environmental Systems, a subsidiary of ABB, Inc. has executed a lease for 55,000 rentable square feet comprising approximately 66% of the building. The initial term of the lease will be 9 years and 11 months commencing on substantial completion of the project which is currently anticipated to be January 1, 1998. ABB has the option to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal monthly installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rate. In addition to the base rent, ABB is required to pay additional rent equal to its share of operating expenses during the lease term.

It is currently anticipated that the total cost to complete the property, which is estimated to be approximately $7,800,000, will be contributed by the Partnership. The Partnership has reserved sufficient funds for this purpose. For further information regarding the ABB Property, refer to Supplement No. 4 dated December 27, 1996, to the Prospectus of Wells Real Estate Fund IX, L.P. dated January 5, 1996, contained in Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX L.P. filed with the Commission on December 27, 1996, (Commission File No. 33-83852).

FUND VIII - FUND IX JOINT VENTURE
---------------------------------

On June 10, 1996, the Partnership and Wells Real Estate Fund VIII, L.P. ("Wells Fund VIII"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, formed a joint venture known as Fund VIII and Fund IX Associates (the "Fund VIII - Fund IX Joint Venture"). The investment objectives of Wells Fund VIII are substantially identical to those of the Partnership. As of December 31, 1996, the Partnership had contributed $4,748,974 for an approximately 50% equity interest, and Wells Fund VIII had contributed $4,725,614 for an approximately 50% equity interest in the Fund VIII-Fund IX Joint Venture which owns an office building in Farmer's Branch, Texas, and an office building, under development, in Madison, Wisconsin. The total cost to complete the Madison property is anticipated to be approximately $10,500,000. Although the ultimate percentages of ownership in the Fund VIII - Fund IX Joint Venture have not yet been finally determined, it is anticipated that the Partnership and Wells Fund VIII will contribute equally the remaining cost of approximately $5,500,000 for an approximately 50% equity interest each.

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

Cellular One, a subsidiary of BellSouth Corporation, has executed a lease for 75,000 rentable square feet comprising approximately 78% of the building. The initial term of the lease will be 9 years and 11 months beginning in June 1997, with the option to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $862,500 payable in equal monthly installments of $71,875 during the first five years and $975,000 payable in equal monthly installments of $81,250 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rate.

The land purchase and construction costs, to date, have been funded by capital contributions of $2,512,444 by the Partnership and $2,487,444 by Wells Fund VIII.

It is anticipated that the total cost to complete the property, which is estimated to be approximately $10,500,000, will be contributed equally by the Partnership and Wells Fund VIII. The Partnership has reserved sufficient funds for this purpose. For further information regarding the Cellular One Property, refer to Supplement No. 2 dated June 28, 1996, to the Prospectus of Wells Real Estate Fund IX, L.P. dated January 5, 1996, contained in Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. filed with the Commission on July 3, 1996 (Commission File No. 33-83852).

The TCI Building
----------------

On October 10, 1996, Fund VIII- Fund IX Joint Venture purchased a one-story office building containing approximately 40,000 rentable square feet, located on approximately 4.864 acres of land in Farmer's Branch, Dallas County, Texas for a purchase price of $4,450,000 excluding acquisition costs.

The funds used by the Fund VIII - Fund IX Joint Venture to acquire the TCI Building were derived from capital contributions made by the Partnership and Wells Fund V III totaling $2,236,530 and $2,238,170, respectively, for total contributions to the Fund VIII-Fund IX Joint Venture of $4,474,700, including acquisition costs. The Partnership owns an approximately 50% equity interest in the Fund VIII-IX Joint Venture.

The TCI Building is leased to TCI Valwood Limited Partnership I for a period of fifteen years, with options to extend the lease for three consecutive five-year periods. The annual base rent is $430,001 during the first five years, $454,001 during the next five years and $482,001 during the last five years. The TCI lease commenced on July 19, 1996 and was assigned by the seller to the Fund VIII-Fund IX Joint Venture on October 10, 1996. The lease agreement with TCI Valwood Limited Partnership I is a net lease in that the tenant is responsible for the payment of virtually all opeating expenses relating to the TCI Building including real estate taxes.

The occupancy rate at the TCI Building was 100% for the last three months of 1996. The average rental per square foot in the TCI Building is $10.75 for 1996, the first year of ownership.

For further information regarding the TCI Building, refer to Supplement No. 3 dated October 22, 1996, to the Prospectus of Wells Real Estate Fund IX, L.P. dated January 5, 1996, contained in Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate

Fund VIII, L.P. and Wells Real Esate Fund IX, L.P. filed with the Commission on October 24, 1996 (Commission File No. 33-83852).

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1996.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.
----------------------------------------------------------------------------

The offering for sale of Units in the Partnership terminated on December 30, 1996, at which time the Partnership had 2,935,931 outstanding Class A Status Units held by a total of 1,841 Limited Partners and 564,069 outstanding Class B Status Units held by a total of 257 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Class A Status Limited Partners are entitled to a distribution from Net Cash from Operations, as defined in the Partnership Agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per Unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A Status Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash from Operations will be distributed to Limited Partners holding Class B Status Units. Holders of Class A Status Units will, except in limited circumstances, be allocated none of the Partnership's net loss, depreciation, amortization and cost recovery deductions. These deductions will be allocated to the Class B Status Units, until their capital account balances have been reduced to zero. No distributions have been made to the General Partners as of December 31, 1996.

Cash available to distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners select to have their cash distributed monthly. Cash distributions made to Class A Status Limited Partners during 1996 were as follows:

                            Per Class A Status Unit
                            -----------------------
Distribution for           Total Cash   Investment  Return of  General
Quarter Ended              Distributed    Income     Capital   Partner
-------------              -----------  ----------  ---------  -------
March 31, 1996                $      0       $0.00      $0.00    $0.00
June 30, 1996                 $      0       $0.00      $0.00    $0.00
September 30, 1996            $149,279       $0.19      $0.00    $0.00
December 31, 1996             $178,917       $0.09      $0.00    $0.00

The fourth quarter distribution was accrued for accounting purposes in 1996, and was not actually paid to Limited Partners until February, 1997. Although there is no assurance, the General Partners anticipate that cash distributions to Limited Partners holding Class A Status

Units will continue in 1997 at a level at least comparable with 1996 cash distributions on an annual basis.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

The Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on February 12, 1996, and accordingly, there is no comparative financial data available from prior fiscal years. As of December 31, 1995, the Partnership's assets totaled approximately $142,829 consisting primarily of the General Partners' capital contributions and deferred offering costs.

The following sets forth a summary of the selected financial data for the eleven months ended December 31, 1996.

                                               1996
                                               ----
          Total assets                       $30,913,877
          Total revenues                         406,891
          Net income                             298,756
          Net loss allocated
            to General Partners                     (294)
          Net income allocated to
            Class A Limited Partners             330,270
          Net loss allocated to
            Class B Limited Partners             (31,220)
          Net income per weighted
           average (1) Class A
           Limited Partner Unit                      .28
          Net loss per weighted
           average (1) Class B
           Limited Partner Unit                    (0.11)
          Cash Distributions per
            weighted average (1)
            Class A Limited Partner Unit:
              Investment Income                     0.28
              Return of Capital                     0.00

(1) The weighted average unit is calculated by averaging units over the period they are outstanding during the time units are still being purchased by Limited Partners in the Partnership.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------------------------------------------------------------------------
RESULTS OF OPERATION.
---------------------


The following discussion and analysis should be read in conjunction with the Selected Financial Data and the accompanying financial statements of the Partnership and notes thereto.

This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in the Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.


RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

General
-------

The Partnership commenced active operations on February 12, 1996, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 26, 1996, thus allowing for the admission of New York and Pennsylvania investors into the Partnership. The offering was terminated on December 30, 1996, at which time the Partnership had sold 2,935,931 Class A Status Units and 564,069 Class B Status Units, held by a total of 1,841 and 257 Limited Partners respectively, for total Limited Partner contributions of $35,000,000. After payment of $1,400,000 in Acquisition and Advisory Fees and expenses, payment of $5,250,000 in selling commissions and organization and offering expenses, the investment by the Partnership of $4,748,974 in the Fund VIII - Fund IX Joint Venture and $676,257 for the ABB Property, as of December 31, 1996, the Partnership was holding net offering proceeds of $22,924,769 available for investment in properties.

It is anticipated that an additional investment in the Fund VIII-Fund IX Joint Venture of approximately $5,500,000 will be required to complete the Cellular One Property and that an additional investment of approximately $7,123,743 will be required to complete the ABB Property. It is anticipated that the Partnership and Wells Fund VIII will each contribute approximately $2,750,000 to the Fund VIII - Fund IX Joint Venture. It is currently anticipated that the Partnership will contribute the remaining $7,123,743 required to complete the ABB Project. The Partnership has reserved $9,873,743 out of its net offering proceeds of approximately $22,924,769 available for investment in properties for these purposes.

Gross revenues of the Partnership of $406,891 for the eleven months ended December 31, 1996, were attributable primarily to interest income earned on funds held by the Partnership prior to the investment in joint ventures. Equity in income of joint ventures of $23,007 was due primarily to rental income received from the TCI Building.

Expenses of the Partnership were $108,135 for the eleven months ended December 31, 1996, and consisted primarily of accounting and partnership administrative costs. Net income of the Partnership was $298,756 for the eleven months ended December 31, 1996. Net income allocated per weighted average unit to Class A Limited Partners was $0.28; net loss allocated per weighted average unit to Class B Limited Partners was $0.11 and net loss allocated to General Partners was $294 for the eleven months ended December 31, 1996.

Since the Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 Units on February 12, 1996, there is no comparative financial data available from the prior fiscal year.

Property Operations
-------------------

As of December 31, 1996, the Partnership owned an interest in the following operational property:

The TCI Building - Fund VIII-IX Joint Venture
---------------------------------------------

                                                   Three Months Ended
                                                    December 31, 1996
                                                    -----------------
          Revenues:
            Rental income                           $         101,277

          Expenses:
            Depreciation                                       50,444
            Management & leasing expenses                       3,884
            Other operating expenses                            1,050
                                                             --------
                                                               55,378
                                                             --------

          Net income                                $          45,899
                                                             ========

          Occupied %                                              100%

          Partnership's Ownership % in the Fund
           VIII - Fund IX Joint Venture                          50.1%


          Cash distribution to Partnership          $          46,197

          Net income allocated to Partnership       $          23,007

Since the TCI Building was purchased in October, 1996, comparative income and expense figures for prior years are not available.

Real estate taxes and primarily all operational expenses for the building are the responsibility of the tenant.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

On October 10, 1996, the Fund VIII - Fund IX Joint Venture purchased the TCI Building in Farmer's Branch, Texas. The entire building is leased to TCI Valwood Limited Partnership I for a term of fifteen years. The annual base rent is $430,001 for the first five years, $454,001 for the next five years and $482,001 for the last five years.

The funds used by the Fund VIII - Fund IX Joint Venture to acquire the TCI Building were derived from capital contributions made by the Partnership and Wells Fund VIII, totaling $2,236,580 and $2,238,170, respectively. The Partnership owns an approximately 50% equity interest in the Fund VIII - Fund IX Joint Venture.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


The Partnership commenced active operations on February 12, 1996, when it received and accepted subscriptions for 125,000 units.

The Partnership terminated its offering on December 30, 1996, the Partnership raised $35,000,000 in capital through the sale of 3,500,000 units.

After payment of $1,400,000 in Acquisition and Advisory fees and expenses, payment of $5,250,000 in selling commissions and organizational and offering expenses, and the investment by the Partnership of $5,425,231 in a property and Joint Venture, as of December 31, 1996, the Partnership was holding net offering proceeds of approximately $22,924,769 available for additional properties.

The Partnership's net cash provided by operating activities of $1,725 is due primarily to interest income earned on funds held by the Partnership prior to investment in properties. Net cash used in investing activities of $6,544,019 is primarily the result of the payment of Acquisition and Advisory Fees and investment in the Fund VIII - Fund IX Joint Venture of $4,748,974 and investment of $676,257 in the ABB Property. Net cash provided by financing activities is the result of raising $35,000,000 in Limited Partners contributions less commissions and organizational and offering expenses, and therefore, increasing cash and cash equivalents from $600 of General Partners' contribution at the beginning of the year to $23,557,985 as of December 31, 1996.

The Partnership's distributions to holders of Class A Status Units for the 4th quarter ended December 31, 1996 will be paid in February, 1997 from Investment Income. Although there is no assurance, the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources on a level at least consistent with 1996. No cash distributions were paid to holders of Class B Status Units in 1996.

The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. At this time, given the nature of the joint venture and property in which the Partnership has invested, there are no known improvements or renovations to the properties expected to be funded from cash flow from operations.

The Partnership expects to make future real estate investments, directly or through investments in joint ventures from limited partnership contributions. As of December 31, 1996, the Partnership has reserved $22,924,769 for this purpose including approximately $2,750,000 for an office building in Madison, Wisconsin owned by the Fund VIII -Fund IX Joint Venture and approximately $7,123,743 needed to complete the office building in Knoxville, Tennessee owned directly by the Partnership.

Since properties are acquired on an all-cash basis, the Partnership has no permanent long-term liquidity requirements.

Subsequent to December 31, 1996, the Fund VIII - Fund IX Joint Venture has purchased two additional properties. On January 10, 1997, a two-story office building was acquired in Dallas County, Texas for approximately $7,232,860. The entire building is currently under a net lease to Matsushita Avionics Systems Corporation. On February 20, 1997, a two-story partially complete office building was acquired in Boulder County, Colorado for approximately $7,071,522. The entire building is leased to Cirrus Logic with scheduled occupancy in March, 1997. The funds used to purchase these two buildings by the Fund VIII - Fund IX Joint Venture were derived from capital contributions of approximately $7,141,691 from the Partnership and approximately $7,162,691 from Wells Fund VIII.

INFLATION
---------

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases to protect the Partnership from the impact of inflation. These leases contain common area maintenance charges (CAM charges), real estate tax and insurance reimbursements on a per square foot bases, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

The financial statements of the Registrant and supplementary data are detailed under Item 14 (a) and filed as part of the report on the pages indicated.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------


The Partnership's change in accountants during 1995 was previously reported in the Partnership's Form 8-K dated September 11, 1995. There were no disagreements with the Partnership's accountants or other reportable events during 1996.

                                   PART III
                                   --------


ITEM 10.  GENERAL PARTNERS OF THE PARTNERSHIP.
---------------------------------------------

     WELLS PARTNERS, L.P.  Wells Partners, L.P. is a private Georgia limited
     --------------------
partnership formed on October 25, 1990. The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc., a Georgia Corporation. The executive offices of Wells Capital, Inc. are located at 3885 Holcomb Bridge Road, Norcross, Georgia 30092.

     LEO F. WELLS, III.  Mr. Wells is a resident of Atlanta, Georgia, is 53
     -----------------
years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital, Inc. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.
---------------------------------------------------------


The following table summarizes the compensation and fees (including reimbursement of expenses) paid to the General Partners and their affiliates during the year ended December 31, 1996.


                            CASH COMPENSATION TABLE
                            -----------------------

          (A)                        (B)                         (C)
Name of individual or    Capacities in which served -       Cash Compensation
   number in group           Form of Compensation
----------------------   -----------------------------      --------------------
Wells Capital, Inc.      General Partner of Wells                $1,390,055
                         Partners, L.P.
                         Acquisition and Advisory Fees

Wells Capital, Inc.      General Partner of Wells                $1,750,000
                         Partners, L.P. Reimbursement
                         of Organization and Offering
                         Expenses

Leo F. Wells, III        General Partner                                  0

Wells Investment         Dealer Manager -                        $3,500,000 (1)
Securities, Inc.         Selling Commissions

Wells Management         Property Manager -                         $ 1,941 (2)
Company, Inc.            Management and Leasing
                         Fees

(1) This amount includes all selling commissions paid or payable to Wells Investment Securities, Inc., a substantial portion of which were reallocated to other broker-dealers.

(2) These fees are not paid directly by the Partnership but are paid by the joint venture entities which owns the TCI Property for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1996 but not actually paid until January, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

     Set forth below is the security ownership of management as of February 28, 1997.

     (1)                 (2)                 (3)                     (4)
                                        Amount and Nature
                       Name of          of Beneficial
Title of Class      Beneficial Owner    Ownership               Percent of Class
----------------    -----------------   ------------------      ----------------
Class A Status      Leo F. Wells, III   26.80 Units (IRA,       less than 1%
Units                                    401 (k) Plan


No arrangements exist which would, upon operation, result in a change in control of the Partnership.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

          INTEREST IN PARTNERSHIP CASH FLOW AND NET SALES PROCEEDS.  The General
          --------------------------------------------------------
     Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Status Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Class A Status Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sales proceeds for the year ended December 31, 1996.

     PROPERTY MANAGEMENT AND LEASING FEES.  Wells Management Company, Inc., an
     ------------------------------------
     affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lessor of (A) (i) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area.

     Management and leasing fees are not paid directly by the Partnership but by the joint venture entity which owns the properties. The Partnership's share of these fees were $1,947 for the year ended December 31, 1996.

     REAL ESTATE COMMISSIONS.  In connection with the sale of Partnership
     -----------------------
     properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 1996.

     DEFERRED PROJECT COSTS
     ----------------------

     The Partnership pays Acquisition and Advisory Fees to the General Partners for acquisition and advisory services. These payments, as provided by the Partnership Agreement, may not exceed 5% of the Limited Partners' capital contributions. Acquisition and Advisory Fees paid as of December 31, 1996, amounted to $1,390,055 and represented approximately 4.0% of the Limited Partners' capital contributions received through such date. These fees are allocated to specific properties as they are purchased.

     DEFERRED OFFERING COSTS
     -----------------------

     Wells Capital, Inc. (the "Company"), the General Partner of Wells Partners, L.P., pays all the offering expenses for the Partnership. The Company may be reimbursed by the Partnership to the extent that such offering expenses do not exceed 5% of total Limited Partners' capital contributions. As of December 31, 1996, the Partnership had reimbursed the Company for $1,750,000 in offering expenses, which amounted to 5% of Limited Partners' capital contributions.

                                    PART IV
                                    -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

(a) 1.    Financial Statements
          Information with respect to this item is contained on Pages F-2 to F-17 of this Annual Report of Form 10-K.

(a) 2.    Financial Statement Schedule III
          Information with respect to this item begins on Page S-1 of this Annual Report on Form 10-K

(a)3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) The Partnership filed the following two (2) Reports on Form 8-K during the fourth quarter of 1996:

          (i) Report on Form 8-K dated October 10, 1996, to report the acquisition of the TCI Building located in Farmer's Branch, Texas in the north Dallas, Texas metropolitan area by the Fund VIII - fund IX Joint Venture; and

          (ii) Report on Form 8-K dated December 13, 1996, to report the acquisition of Knoxville Porperty by the Partnership.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)       See (a) 2 above.

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17h day of March, 1997

                              WELLS REAL ESTATE FUND IX, L.P.
                              (Registrant)



                              By:   /s/ Leo F. Wells, III
                                 ------------------------
                                    LEO F. WELLS, III
                                    Individual General Partner and as President,
                                    of Wells Capital, Inc., the General Partner
                                    of Wells Partners, L.P.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                        Title
---------                        -----

/s/ Leo F. Wells, III            Individual General Partner, March 17, 1997
----------------------------     President and Sole Director
LEO F. WELLS, III                of Wells Capital, Inc.



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                                 EXHIBIT INDEX
                                 -------------

                       (Wells Real Estate Fund IX, L.P.)

     The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

EXHIBIT                                                                  SEQUENTIAL
NUMBER                       DESCRIPTION OF DOCUMENT                     PAGE NUMBER
-------                      -----------------------                     -----------
*3(a)      Amended and Restated Agreement of Limited Partnership              N/A
           of Wells Real Estate Fund IX, L.P. (Exhibit 3(a) to
           Form S-11 Registration Statement of Wells Real Estate
           Fund VIII, L.P. and Wells Real Estate Fund IX, L.P.,
           File No. 33-83852)

*3(b)      Certificate of Limited Partnership of Wells Real Estate            N/A
           Fund IX, L.P. (Exhibit 3(c) to Form S-11 Registration
           Statement of Wells Real Estate Fund VIII, L.P. and
           Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(a)     Leasing and Tenant Coordinating Agreement between Wells            N/A
           Real Estate Fund IX, L.P. and Wells Management Company,
           Inc. (Exhibit 10(d) to Form S-11 Registration Statement
           of Wells Real Estate Fund VIII, L.P. and Wells Real
           Estate Fund IX, L.P., File No. 33-83852)

*10(b)     Management Agreement between Wells Real Estate Fund IX,            N/A
           L.P. and Wells Management Company, Inc. (Exhibit 10(e)
           to Form S-11 Registration Statement of Wells Real
           Estate Fund VIII, L.P. and Wells Real Estate Fund IX,
           L.P., File No. 33-83852)

*10(c)     Amended and Restated Custodial Agency Agreement between            N/A
           Wells Real Estate Fund IX, L.P. and NationsBank of
           Georgia, N.A. (Exhibit 10(f) to Form S-11 Registration
           Statement of Wells Real Estate Fund VIII, L.P. and
           Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(d)     Joint Venture Agreement of Fund VIII and Fund IX Associates        N/A
           dated June 10, 1996 (Exhibit 10(aa) to Post-Effective
           Amendment No. 11 to Form S-11 Registration Statement
           of Wells Real Estate Fund VIII, L.P. and Wells Real
           Estate Fund IX, L.P., File No. 33-83852)

EXHIBIT                                                                  SEQUENTIAL
NUMBER                       DESCRIPTION OF DOCUMENT                     PAGE NUMBER
-------                      -----------------------                     -----------
*10(e)     Agreement for the Purchase and Sale of Real Property               N/A
           dated April 23, 1996, between American Family Mutual
           Insurance Company and Wells Capital, Inc. (Exhibit
           10(bb) to Post-Effective Amendment No. 11 to
           Form S-11 Registration Statement of Wells Real
           Estate Fund VIII, L.P. and Wells Real Estate Fund
           IX, L.P., File No. 33-83852)

*10(f)     Agreement to Lease dated June 18, 1996, between Fund               N/A
           VIII and IX Associates and Westel-Milwaukee, Inc.,
           d/b/a Cellular One (Exhibit 10(cc) to Post-Effective
           Amendment No. 11 to Form S-11 Registration Statement
           of Wells Real Estate Fund VIII, L.P. and Wells Real
           Estate Fund IX, L.P., File No. 33-83852)

*10(g)     Development Agreement dated June 18, 1996, between Fund            N/A
           VIII and Fund IX Associates and ADEVCO Corporation
           (Exhibit 10(dd) to Post-Effective Amendment No. 11
           to Form S-11 Registration Statement of Wells Real
           Estate Fund VIII, L.P. and Wells Real Estate Fund IX,
           L.P., File No. 33-83852)

*10(h)     Owner-Contractor Agreement dated June 18, 1996, with               N/A
           Kraemer Brothers, Inc. (Exhibit 10(ee) to Post-
           Effective Amendment No. 11 to Form S-11 Registration
           Statement of Wells Real Estate Fund VIII, L.P. and
           Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(i)     First Amendment to Joint Venture Agreement of Fund                 N/A
           VIII and Fund IX Associates dated October 10, 1996
           (Exhibit 10(ii) to Post-Effective Amendment No. 12
           to Form S-11 Registration Statement of Wells Real
           Estate Fund VIII, L.P. and Wells Real Estate Fund
           IX, L.P., File No. 33-83852)

EXHIBIT                                                                  SEQUENTIAL
NUMBER                       DESCRIPTION OF DOCUMENT                     PAGE NUMBER
-------                      -----------------------                     -----------
*10(j)     Agreement for the Purchase and Sale of Property dated              N/A
           October 10, 1996, between TCI Valwood Limited
           Partnership I and Fund VIII and Fund IX Associates
           (Exhibit 10(ff) to Post-Effective Amendment No. 12
           to Form S-11 Registration Statement of Wells Real
           Estate Fund VIII, L.P. and Wells Real Estate Fund IX,
           L.P., File No. 33-83852)

*10(k)     Build to Suite Industrial Lease Agreement dated                    N/A
           November 1, 1995, between Industrial Developments
           International, Inc. and TCI Central, Inc., as amended
           July 16, 1996 and August 29, 1996 (Exhibit 10(gg) to
           Post-Effective Amendment No. 12 to Form S-11
           Registration Statement of Wells Real Estate Fund
           VIII, L.P. and Wells Real Estate Fund IX, L.P.,
           File No. 33-83852)

*10(l)     Assignment and Assumption of Lease dated October 10,               N/A
           1996, between TCI Valwood Limited Partnership I and
           The Bank of New York, as Agent for Fund VIII and
           Fund IX Associates (Exhibit 10(hh) to Post-
           Effective Amendment No. 12 to Form S-11 Registration
           Statement of Wells Real Estate Fund VIII, L.P. and
           Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(m)     Real Estate Option Agreement dated December 9, 1996,               N/A
           between The Development Corporation of Knox County and
           Wells Real Estate Fund IX, L.P. (Exhibit 10(jj) to Post-
           Effective Amendment No. 13 to Form S-11 Registration
           Statement of Wells Real Estate Fund VIII, L.P. and
           Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(n)     Lease Agreement dated December 10, 1996, between Wells             N/A
           Real Estate Fund IX, L.P. and ABB Flakt, Inc. (Exhibit
           10(kk) to Post-Effective Amendment No. 13 to Form
           S-11 Registration Statement of Wells Real Estate
           Fund VIII, L.P. and Wells Real Estate Fund IX, L.P.,
           File No. 33-83852)

EXHIBIT                                                                  SEQUENTIAL
NUMBER                       DESCRIPTION OF DOCUMENT                     PAGE NUMBER
-------                      -----------------------                     -----------
*10(o)     Development Agreement dated December 10, 1996, between             N/A
           Wells Real Estate Fund IX, L.P. and ADEVCO Corporation
           (Exhibit 10(ll) to Post-Effective Amendment No. 13
           to Form S-11 Registration Statement of Wells Real
           Estate Fund VIII, L.P. and Wells Real Estate Fund IX,
           L.P., File No. 33-83852)

*10(p)     Owner-Contractor Agreement dated November 1, 1996,                 N/A
           between Wells Real Estate Fund IX, L.P. and Integra
           Construction, Inc. (Exhibit 10(mm) to Post-Effective
           Amendment No. 13 to Form S-11 Registration
           Statement of Wells Real Estate Fund VIII, L.P. and
           Wells Real Estate Fund IX, L.P., File No. 33-83852)

ATL1-192945

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

FINANCIAL STATEMENTS                                        PAGE
--------------------                                        ----
Independent Auditors' Report                                F-2

Balance Sheets as of December 31, 1996 and 1995             F-3

Statement of Income for the Year Ended December 31, 1996    F-4

Statement of Partners' Capital for the Year Ended
 December 31, 1996                                          F-5

Statement of Cash Flows for the Year Ended December 31,
 1996                                                       F-6

Notes to Financial Statements for December 31, 1996 and
 1995                                                       F-7

                              ARTHUR ANDERSEN LLP


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Wells Real Estate Fund IX, L.P.:


We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND IX, L.P. (a Georgia public limited partnership) as of December 31, 1996 and 1995 and the related statements of income, partners' capital, and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Wells Real Estate Fund IX, L.P. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

                                              /s/  Arthur Andersen LLP

Atlanta, Georgia
January 10, 1997

                        WELLS REAL ESTATE FUND IX, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                                BALANCE SHEETS

                          DECEMBER 31, 1996 AND 1995


                                                    ASSETS

                                                                                 1996                 1995
                                                                             -----------          ------------
NONOPERATING REAL ESTATE ASSETS, AT COST:
        Land                                                                 $   607,930          $          0
        Construction in progress                                                 482,959                     0
                                                                             -----------          ------------
                Total nonoperating real estate assets                          1,090,889                     0

INVESTMENT IN JOINT VENTURE                                                    4,929,728                     0

CASH AND CASH EQUIVALENTS                                                     23,557,985                   600

DUE FROM AFFILIATES                                                               46,197                     0

DEFERRED PROJECT COSTS                                                         1,161,078                     0

DEFERRED OFFERING COSTS                                                                0               142,229

ORGANIZATIONAL COSTS, LESS ACCUMULATED
        AMORTIZATION OF $6,250 IN 1996                                            25,000                     0

PREPAID EXPENSES AND OTHER ASSETS                                                103,000                     0
                                                                             -----------          ------------
                Total assets                                                 $30,913,877          $   142,829
                                                                             ===========          ============

                           LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
        Accounts payable and accrued expenses                                $   393,001          $          0
        Due to affiliate                                                         422,996               142,229
        Partnership distributions payable                                        178,771                     0
        Sales commissions payable                                                166,701                     0
                                                                             -----------          ------------
                Total liabilities                                              1,161,469               142,229
                                                                             -----------          ------------
COMMITMENTS AND CONTINGENCIES (NOTE 9)

PARTNERS' CAPITAL:
        General partners                                                             206                   500
        Limited partners:
        Class A                                                               24,911,231                     0
        Class B                                                                4,840,871                     0
        Original limited partner                                                     100                   100
                                                                             -----------          ------------
                Total partners' capital                                       29,752,408                   600
                                                                             -----------          ------------
                Total liabilities and partners' capital                      $30,913,877          $    142,829
                                                                             ===========          ============

     The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND IX, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                              STATEMENT OF INCOME

                     FOR THE YEAR ENDED DECEMBER 31, 1996



REVENUES:
     Equity in income of joint venture                                         $ 23,007
     Interest income                                                            383,884
                                                                              -----------
                                                                                406,891
                                                                              -----------
EXPENSES:
     Partnership administration                                                  90,469
     Legal and accounting                                                         7,008
     Amortization of organization costs                                           6,250
     Computer costs                                                               4,408
                                                                              -----------
                                                                                108,135
                                                                              -----------
NET INCOME                                                                     $298,756
                                                                              -----------

NET LOSS ALLOCATED TO GENERAL PARTNERS                                         $   (294)
                                                                              ===========
NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                               $330,270
                                                                              ===========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                                 $(31,220)
                                                                              ===========

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT                   $   0.28
                                                                              ===========
NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT                     $  (0.11)
                                                                              ===========
CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT            $   0.28
                                                                              ===========

        The accompanying notes are an integral part of this statement.

                        WELLS REAL ESTATE FUND IX, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                        STATEMENT OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 1996



                                                          LIMITED PARTNERS                                                TOTAL
                                  ------------------------------------------------------------------
                                                        CLASS A                     CLASS B                GENERAL       PARTNERS'
                                             ---------------------------   -------------------------
                                   ORIGINAL     UNITS          AMOUNT         UNITS        AMOUNT         PARTNERS       CAPITAL
                                  ---------- ----------      -----------   ----------    -----------     ----------     ------------
BALANCE, DECEMBER 31, 1995           $100            0       $         0          0       $        0       $ 500        $       600
  Net income (loss)                     0            0           330,270          0          (31,220)       (294)           298,756
  Limited partner contributions         0    2,935,931        29,359,306    564,069        5,640,694           0         35,000,000
  Partnership distributions             0            0          (328,196)         0                0           0           (328,196)
  Sales commissions and
     discounts                          0            0        (2,935,927)         0         (564,073)          0         (3,500,000)
  Other offering expenses               0            0        (1,441,752)         0         (277,000)          0         (1,718,752)
  Class A conversion elections          0       (8,488)          (72,470)     8,488           72,470           0                  0
                                  ---------  -----------     ------------- ----------    ------------   ----------     -------------
BALANCE, DECEMBER 31, 1996           $100    2,927,443       $24,911,231    572,557       $4,840,871       $ 206        $29,752,408
                                  =========  ===========     ============= ==========    ============   ==========     =============

        The accompanying notes are an integral part of this statement.

                        WELLS REAL ESTATE FUND IX, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                            STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1996


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $   298,756
                                                                           -----------
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Equity in income of joint venture                                       (23,007)
       Distributions to partners from accumulated earnings                    (149,425)
       Amortization of organization costs                                        6,250
       Changes in assets and liabilities:
         Prepaid expenses and other assets                                    (103,000)
         Organization costs                                                    (31,250)
         Accounts payable and accrued expenses                                   3,401
                                                                           -----------
          Total adjustments                                                   (297,031)
                                                                           -----------
          Net cash provided by operating activities                              1,725
                                                                           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in joint venture                                            (4,748,974)
     Deferred project costs paid                                            (1,118,789)
     Increase in construction payable                                          389,600
     Investment in real estate                                              (1,065,856)
                                                                           -----------
          Net cash used in investing activities                             (6,544,019)
                                                                           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Limited partners' contributions                                        35,000,000
     Sales commissions and discounts paid                                   (3,333,299)
     Offering costs paid                                                    (1,567,022)
                                                                            -----------
     Net cash provided by financing activities                              30,099,679
                                                                           -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                   23,557,385

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       600
                                                                           -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                     $23,557,985
                                                                           ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
     Deferred project costs applied to real estate and joint
       venture property                                                    $   228,977
                                                                           ===========

        The accompanying notes are an integral part of this statement.

                        WELLS REAL ESTATE FUND IX, L.P.



                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)



                         NOTES TO FINANCIAL STATEMENTS



                          DECEMBER 31, 1996 AND 1995



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BUSINESS

     Wells Real Estate Fund IX, L.P. (the "Partnership") is a public limited partnership organized on August 15, 1994, under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership. The Partnership began offering units for sale in the beginning of 1996. The Partnership has one class of limited partnership units. Upon subscription for units, each limited partner must elect whether to have their units treated as Class A units (entitled to allocation of substantially all of the Partnership's net income without allocation of any deductions for depreciation, amortization, cost recovery, or net losses) or Class B units (entitled to a larger share of deductions for depreciation, amortization, cost recovery and net loss, and a higher percentage return on appreciation (if any) of real estate investments, but no current cash distributions). Thereafter, limited partners shall have the right to change their prior election to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the Partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

     The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, currently under development or construction, newly constructed, or which have operating histories. The Partnership directly owns a parcel of land under development in Knoxville, Tennessee. In addition, the Partnership owns an interest in two properties through a joint venture between the Partnership and Wells Real Estate Fund VIII, L.P.("Fund VIII"), as follows:
     (i) an office building under construction in Madison, Wisconsin and (ii) an office building in Farmers Branch, Texas (the "Dallas property") (Note 5).

     USE OF ESTIMATES AND FACTORS AFFECTING THE PARTNERSHIP

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The carrying values of the real estate assets are based on management's current intent to hold the real estate assets as long-term investments. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent upon the Partnership's ability to maintain an appropriate level of rental rates, occupancy, and operating expenses in future years. Management believes that the steps it is taking will enable the Partnership to realize its investment in its assets.

     INCOME TAXES

     The Partnership is not subject to federal or state income taxes, and therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective share of profits and losses in their individual income tax returns.

     DISTRIBUTIONS OF NET CASH FROM OPERATIONS

     Cash available for distribution, as defined by the Partnership agreement, is distributed to the limited partners on a quarterly basis. In accordance with the partnership agreement, such distributions first are paid to limited partners holding Class A units until they have received a 10% annual return on their net capital contributions, as defined. Then such distributions are paid to the general partners until they have received 10% of the total amount thus far distributed. Any remaining cash available for distribution is split between the limited partners holding Class A units and the general partners on a basis of 90% and 10%, respectively. No such distributions will be made to the limited partners holding Class B units.

     DISTRIBUTION OF SALES PROCEEDS

     Upon sales of properties, the net sales proceeds will be distributed in the following order:

          . To limited partners holding units, which at any time have been treated as Class B units, until they receive an amount necessary to equal the net cash available for distribution received by the limited partners holding Class A units

          . To limited partners on a per unit basis until each limited partner has received 100% of their net capital contribution, as defined

          . To all limited partners on a per unit basis until they receive a cumulative 10% per annum return on their net capital contribution, as defined

          . To limited partners on a per unit basis until they receive an amount equal to their preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class A units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class B units)

          . To all general partners until they have received 100% of their capital contributions; in the event that limited partners have received aggregate cash distributions from the Partnership over the life of their investment in excess of a return of their net capital contributions plus their preferential partner return, then the general partners shall receive an additional sum equal to 25% of such excess

          . Thereafter 80% to the limited partners on a per unit basis and 20% to the general partners

     ALLOCATION OF NET INCOME, NET LOSS, AND GAIN ON SALE

     Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership's net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding Class A units and 1% to the general partners.

     Net loss, depreciation, amortization, and cost recovery deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the general partners until their capital accounts are reduced to zero; (b) then to any partner having a positive balance in his capital account in an amount not to exceed such positive balance; and (c) thereafter to the general partners.

     Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (i) allocations made pursuant to the qualified income offset provisions of the Partnership agreement; (ii) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero; and (iii) allocations to limited partners holding Class B units in amounts equal to the deductions for depreciation, amortization, and cost recovery previously allocated to them with respect to the specific Partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

     REAL ESTATE ASSETS

     Real estate assets held by the Partnership directly or through its investment in joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All ordinary repairs and maintenance are expensed as incurred.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured.

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of real estate assets may not be recoverable, management assesses the recoverability of real estate assets under SFAS No. 121 by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 1996.

     Depreciation for buildings and land improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or the life of the asset, whichever is shorter.

     REVENUE RECOGNITION

     All leases on real estate assets held by the joint venture are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases.

     DEFERRED LEASE ACQUISITION COSTS

     Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases.

     INVESTMENT IN JOINT VENTURE

     The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, the Partnership's investment in joint venture is recorded using the equity method of accounting.

     The joint venture follows the same significant accounting policies as the Partnership. Cash available for distribution and allocations of profit and loss to the Partnership by the joint venture are made in accordance with the terms of the joint venture agreement. Generally, these items are allocated in proportion to the partners' respective ownership interests. Cash is paid from the joint venture to the Partnership quarterly.

     CASH AND CASH EQUIVALENTS

     For the purposes of the statements of cash flows, the Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

     PER UNIT DATA

     Net income (loss) per unit with respect to the Partnership for the year ended December 31, 1996 is computed based on the weighted average number of units outstanding during the period.

2.   DEFERRED PROJECT COSTS

     The Partnership paid a percentage of limited partner contributions to Wells Capital, Inc. (the "Company"), which is the general partner of Wells Partners, for acquisition and advisory services. These payments, as stipulated by the partnership agreement, can be up to 5% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Fees paid or accrued through December 31, 1996 were $1,390,055 and ultimately amounted to 4% of the limited partners' contributions received. As of December 31, 1996, $271,266 of fees have not been paid and are included in due to affiliates. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the Partnership or the joint venture. Deferred project costs at December 31, 1996 represent fees not yet applied to properties.


3.   DEFERRED OFFERING COSTS

     The Company paid all the offering expenses for the Partnership and was reimbursed as the partnership agreement allowed. Pursuant to the terms of the partnership agreement, the Partnership can only reimburse the Company for offering and organizational expenses not exceeding 5% of total limited partner contributions.

     As of December 31, 1996, the Company paid organization and offering expenses on behalf of the Partnership in the aggregate amount of $1,927,333, of which the Company was reimbursed $1,750,000, which did not exceed the 5% limitation. Wells Investment Securities, Inc., a related party, agreed to absorb $104,037 of the excess offering and organization expenses. The Company absorbed the remaining $73,296 of offering and organization expenses which exceeded the 5% limitation. The liability of $151,730 and $142,229 for the unpaid balance of the aforementioned expenses was included in due to affiliate at December 31, 1996 and 1995, respectively.


4.   RELATED-PARTY TRANSACTIONS

     Due from affiliate at December 31, 1996 represents the Partnership's share of cash to be distributed from its investment in joint venture for the fourth quarter of 1996.

     The Partnership entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the general partners. In consideration for supervising the management of the Partnership's properties, the Partnership will generally pay Wells Management management and leasing fees equal to: (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the on-time initial lease-up of newly constructed properties, and (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

     The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $1,947 for the year ended December 31, 1996, which were paid to Wells Management.

     The Company performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses.

     The general partners are also general partners in other Wells Real Estate funds. As such, there may exist conflicts of interest where the general partners while serving in the capacity as general partners for other Wells Real Estate funds may be in competition with the Partnership for tenants in similar geographic markets.


 5.  INVESTMENT IN JOINT VENTURE

     The Partnership's investment and percentage ownership in the joint venture at December 31, 1996 is summarized as follows:

                                                    AMOUNT         PERCENT
                                                  ----------      ---------
          Fund VIII and IX Associates             $4,929,728         50%
                                                  ===========     =========

     The following is a roll forward of the Partnership's investment in the joint venture for the year ended December 31, 1996:

          Investment in joint venture, beginning of period       $        0
          Equity in income of joint venture                          23,007
          Contributions to joint venture                          4,952,919
          Distributions from joint venture                          (46,198)
                                                                 ----------
          Investment in joint venture, end of period             $4,929,728
                                                                 ==========

     FUND VIII AND IX ASSOCIATES

     On June 10, 1996, the Partnership entered into a joint venture with Fund
     VIII. The joint venture, Fund VIII and IX Associates, was formed to acquire, develop, operate, and sell real properties. On June 19, 1996, the joint venture purchased a 7.09-acre parcel of land in Madison, Wisconsin. The majority of the parcel is currently under development. On October 10, 1996, the joint venture purchased a 40,000-square-foot, one-story office building, known as the Dallas property, in Farmers Branch, Texas.

    Following are the financial statements for Fund VIII and IX Associates:

                          FUND VIII AND IX ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEET
                               DECEMBER 31, 1996

                                            Assets
Nonoperating real estate assets, at cost:
     Land                                                                                  $   896,698
     Construction in progress                                                                4,340,033
                                                                                           -----------
          Total nonoperating real estate assets                                              5,236,731
                                                                                           -----------
Operating real estate assets, at cost:
     Land                                                                                      677,914
     Building and improvements, less accumulated depreciation of
$50,444 in 1996                                                                              3,938,508
                                                                                           -----------
          Total operating real estate assets                                                 4,616,422
                                                                                           -----------
          Total real estate assets                                                           9,853,153
Cash and cash equivalents                                                                      675,353
Accounts receivable                                                                              7,489
                                                                                           -----------
          Total assets                                                                     $10,535,995
                                                                                           ===========


                               Liabilities and Partners' Capital

Liabilities:
     Accounts payable                                                                      $   608,622
     Partnership distributions payable                                                          92,163
                                                                                           -----------
          Total liabilities                                                                    700,785
                                                                                           -----------
Partners' capital:
     Wells Real Estate Fund VIII                                                             4,905,482
     Wells Real Estate Fund IX                                                               4,929,728
                                                                                           -----------
          Total partners' capital                                                            9,835,210
                                                                                           -----------
          Total liabilities and partners' capital                                          $10,535,995
                                                                                           ===========

                          FUND VIII AND IX ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                              STATEMENT OF INCOME
                 FOR THE PERIOD FROM INCEPTION (JUNE 10, 1996)
                             TO DECEMBER 31, 1996

Revenues:
     Rental income                                          $101,277
                                                            --------
Expenses:
     Depreciation                                             50,444
     Management and leasing fees                               3,884
     Property administration                                   1,050
                                                            --------
                                                              55,378
                                                            --------
Net income                                                  $ 45,899
                                                            ========

Net income allocated to Wells Real Estate Fund VIII         $ 22,892
                                                            ========

Net income allocated to Wells Real Estate Fund IX           $ 23,007
                                                            ========


                          FUND VIII AND IX ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENT OF PARTNERS' CAPITAL
                 FOR THE PERIOD FROM INCEPTION (JUNE 10, 1996)
                             TO DECEMBER 31, 1996

                              WELLS REAL   WELLS REAL      TOTAL
                                ESTATE       ESTATE      PARTNERS'
                               FUND VIII     FUND IX      CAPITAL
                              ----------   ----------   ----------
Balance, June 10, 1996        $        0   $        0   $        0
Net income                        22,892       23,007       45,899
Partnership contributions      4,928,555    4,952,919    9,881,474
Partnership distributions        (45,965)     (46,198)     (92,163)
                              ----------   ----------   ----------
Balance, December 31, 1996    $4,905,482   $4,929,728   $9,835,210
                              ==========   ==========   ==========

                          FUND VIII AND IX ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                            STATEMENT OF CASH FLOWS
                 FOR THE PERIOD FROM INCEPTION (JUNE 10, 1996)
                             TO DECEMBER 31, 1996

     Cash flows from operating activities:
          Net income                                                                           $    45,899
                                                                                               -----------
          Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation                                                                         50,444
               Changes in assets and liabilities:
                    Accounts receivable                                                             (7,489)
                    Accounts payable                                                                   520
                                                                                               -----------
                         Total adjustments                                                          43,475
                                                                                               -----------
                         Net cash provided by operating activities                                  89,374
                                                                                               -----------
     Cash flows from investing activities:
          Increase in construction payables                                                        608,102

          Investment in real estate                                                             (9,489,739)
                                                                                               -----------
                         Net cash used for investing activities                                 (8,881,637)
                                                                                               -----------
     Cash flows from financing activities:
          Contributions from joint venture partners                                              9,467,616
                                                                                               -----------
     Net increase in cash and cash equivalents                                                     675,353
     Cash and cash equivalents, beginning of period                                                      0
                                                                                               -----------
     Cash and cash equivalents, end of period                                                  $   675,353
                                                                                               ===========

     Supplemental disclosure of noncash activities:
          Deferred project costs applied by partners                                           $   413,858
                                                                                               ===========

6.   INCOME TAX BASIS INCOME AND PARTNERS' CAPITAL

     The Partnership's tax basis income for the year ended December 31, 1996 were calculated as follows:

          Financial statement net income                                                           $   298,756
          Increase in net income resulting from:
               Depreciation expense for financial reporting purposes in
                    excess of amounts for income tax purposes                                            7,891
               Rental income accrued for financial reporting purposes in
                    excess of amounts for income tax purposes                                           (2,095)
                                                                                                   -----------
          Income tax basis net income                                                              $   304,552
                                                                                                   ===========

     The Partnership's income tax basis partners' capital at December 31, 1996 was computed as follows:

          Financial statement partners' capital                                                   $29,752,408
               Depreciation expense for financial reporting purposes in
                    excess of amounts for income tax purposes                                           7,891
               Capitalization of syndication costs for income tax purposes, which are
                    accounted for as cost of capital for financial reporting purposes               5,218,752
               Rental income accrued for financial reporting purposes in excess of amounts
                    for income tax purposes                                                            (2,095)
               Partnership's distributions payable income tax basis partners' capital                 178,771
          Income tax basis partners' capital                                                      $35,155,727

7.   RENTAL INCOME

     The future minimum rental income due from the Partnership's respective ownership interest in the joint venture under noncancelable operating leases at December 31, 1996 is as follows:

                  Year ending December 31:
                      1997                                          $  467,776
                      1998                                             647,931
                      1999                                             647,931
                      2000                                             647,931
                      2001                                             650,939
                  Thereafter                                           4,832,182
                                                                    ----------
                                                                    $7,894,690
                                                                    ==========

     One significant tenant contributed 100% of revenues for the year ended December 31, 1996. In addition, two significant tenants will contribute approximately 58% and 42% of future minimum rental income.

     The future minimum rental income due Fund VIII and IX Associates under noncancelable operating leases, including those lease signed at properties under construction, at December 31, 1996 is as follows:

                  Year ending December 31:
                      1997                                          $   933,126
                      1998                                            1,292,501
                      1999                                            1,292,501
                      2000                                            1,292,501
                      2001                                            1,298,501
                  Thereafter                                          9,639,301
                                                                    -----------
                                                                    $15,748,431
                                                                    ===========

     One significant tenant contributed 100% of rental income for the year ended December 31, 1996. In addition, two significant tenants will contribute approximately 58% and 42% of future minimum rental income.


8.   QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 1996:

                                                                            QUARTER ENDED
                                                       ---------------------------------------------------------
                                                        MARCH 31      JUNE 30    SEPTEMBER 30       DECEMBER 31
                                                       ----------   ----------  --------------    --------------
Revenues                                                 $11,172      $69,153        $135,635          $190,931
Net (loss) income                                           (981)      38,222         112,038           149,477
Net (loss) income allocated to general partners              (10)          10               0              (294)
Net income allocated to Class A limited
     partners                                                  0       37,241         112,038           180,991
Net (loss) income allocated to Class B limited
     partners                                               (971)         971               0           (31,220)
Net income per weighted average Class A
     limited partner unit outstanding                    $  0.00      $  0.07        $   0.12          $   0.09
Net (loss) income per weighted average
     Class B limited partner unit outstanding              (0.01)        0.01            0.00             (0.11)
Cash distribution per weighted average Class A
     limited partner unit outstanding                       0.00         0.00            0.19              0.09

9.   COMMITMENTS AND CONTINGENCIES

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership. In the normal course of business, the Partnership may become subject to such litigation or claims.

                        WELLS REAL ESTATE FUND IX, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1996

                                                     INITIAL COST            COST OF
                                              --------------------------
                                                          BUILDINGS AND    CAPITALIZED
       DESCRIPTION             ENCUMBRANCES      LAND      IMPROVEMENTS    IMPROVEMENTS
--------------------------    --------------  ----------  --------------  --------------
KNOXVILLE PROPERTY (A)             None       $  582,897        $0          $  507,992

TCI-DALLAS PROPERTY (B)            None          650,000         0           4,016,866

CELLULAR ONE PROPERTY (C)          None          833,942         0           4,402,789
                                              ----------  --------------  --------------
     Total                                    $2,066,839        $0          $8,927,647
                                              ==========  ==============  ==============

                                   GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1996
                              ------------------------------------------------------------
                                            BUILDINGS AND     CONSTRUCTION
       DESCRIPTION               LAND        IMPROVEMENTS      IN PROGRESS        TOTAL
--------------------------    ----------   ---------------   --------------   ------------
KNOXVILLE PROPERTY (A)        $  607,930      $        0       $  482,959      $ 1,090,889

TCI-DALLAS PROPERTY (B)          677,914       3,988,952                0        4,666,866

CELLULAR ONE PROPERTY (C)        896,698               0        4,340,033        5,236,731
                              ----------   ---------------   --------------   ------------
     Total                    $2,182,542      $3,988,952       $4,822,992      $10,994,486
                              ==========   ===============   ==============   ============

                                                                               LIFE ON WHICH
                                ACCUMULATED       DATE OF          DATE       DEPRECIATION IS
       DESCRIPTION             DEPRECIATION     CONSTRUCTION     ACQUIRED       COMPUTED (D)
--------------------------    --------------   --------------   ----------   -----------------
KNOXVILLE PROPERTY (A)           $      0                        12/10/96      20 to 25 years

TCI-DALLAS PROPERTY (B)            50,444           1996         10/10/96      20 to 25 years

CELLULAR ONE PROPERTY (C)               0                        06/19/96      20 to 25 years
                              --------------
     Total                       $ 50,444
                              ==============



(a) The Knoxville Property is a 5.622-acre tract of real property under construction in Knoxville, Tennessee. It is owned entirely by the Partnership.

(b) The Dallas Property consists of a one-story office building located in Farmers Branch, Texas. It is owned by Fund VIII and IX Associates. The Partnership owned a 50% interest in Fund VIII and IX Associates at December 31, 1996.

(c) The Cellular One Property is a 7.09-acre tract of real property under construction in Madison, Wisconsin. It is owned by Fund VIII and IX Associates. The Partnership owned a 50% interest in Fund VIII and IX Associates at December 31, 1996.

(d) Depreciation lives used for buildings are 40 years through September 30, 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 20 years.

                        WELLS REAL ESTATE FUND IX, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1996


                                                        ACCUMULATED
                                             COST      DEPRECIATION
                                         -----------  --------------
BALANCE AT DECEMBER 31, 1995             $         0      $     0

 1996 additions                           10,994,486       50,444
                                         -----------  --------------
BALANCE AT DECEMBER 31, 1996             $10,994,486      $50,444
                                         ===========  ==============