Form 10-Q
period 1997-03-31
WELLS REAL ESTATE FUND IX LP
filed 1997-05-13
CIK 929921

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended              March 31, 1997       or
                              ----------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from__________________to__________________

Commission file number                           33-83852 (1933 Act)
                       ---------------------------------------------------------


                 Wells Real Estate Fund IX, L.P.
--------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)


          Georgia                                       58-2126622
----------------------------                  ----------------------------------
(State of other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification no.)


 3885 Holcomb Bridge Road, Norcross, Georgia                          30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------

-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
     ----        ----

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund IX, L.P.
                        -------------------------------

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        --------


PART I.  FINANCIAL INFORMATION

        Item 1. Financial Statements

                Balance Sheets - March 31, 1997
                and December 31, 1996.........................             3

                Statements of Income for the Three
                Months Ended March 31, 1997 and 1996..........             4

                Statement of Partners' Capital
                for the Three Months Ended March 31, 1997.....             5

                Statements of Cash Flows for the Three Months
                Ended March 31, 1997 and 1996.................             6

                Condensed Notes to Financial Statements........            7

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations.....................................            12


PART II. OTHER INFORMATION.....................................            17

                         WELLS REAL ESTATE FUND IX, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                  Assets                     March 31, 1997    December 31, 1996
-------------------------------------------  ---------------  -------------------

Nonoperating real estate assets, at cost:
      Land                                 $              0   $           607,930
      Construction in progress                            0               482,959
                                                 ----------            ----------
            Total nonoperating real
             estate assets                                0             1,090,889

Investment in joint venture                $     15,518,288   $         4,929,728
Cash and cash equivalents                        13,510,688            23,557,985
Due from affiliates                                  61,409                46,197
Deferred project costs                              770,841             1,161,078
Organization costs, less accumulated
  amortization of $6,250 in December 1996
  and $7,812 in March 1997                           23,438                25,000
Prepaid expenses and other assets                    53,000               103,000
                                                 ----------            ----------

          Total assets                     $     29,937,664   $        30,913,877
                                                 ==========            ==========

Liabilities and Partners' Capital
---------------------------------

         Liabilities:
  Accounts payable and accrued expenses    $              0   $           393,001
  Partnership distribution payable                  222,613               178,771
  Due to affiliates                                       0               422,996
  Sales commissions payable                          (4,603)              166,701
                                                 ----------            ----------
           Total liabilities                        218,010             1,161,469
                                                 ----------            ----------

Partners' capital:
  General partners:

  Limited partners:                                       0                   206
      Class A - 2,624,848 units
       outstanding                               24,930,746            24,911,231
      Class B - 578,421 units
       outstanding                                4,788,808             4,840,871
      Original limited partner                          100                   100
                                                 ----------            ----------
           Total partners' capital               29,719,654            29,752,408
                                                 ----------            ----------

           Total liabilities and
            partners' capital              $     29,937,664   $        30,913,877
                                                 ==========            ==========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME


                              Three Months Ended
                               -----------------

                               March      March
                             31, 1997   31, 1996
                             --------   --------
Revenues:
  Equity in income of
   joint venture             $ 40,163   $     0
  Interest income             198,451    11,172
                             --------   -------
                             $238,614   $11,172
Expenses:
  Computer costs             $  2,722   $ 1,210
  Printing and notebooks       11,079     3,794
  Administrative salaries       5,286     4,179
  Office Expense                1,647     2,792
  Postage                       6,770        29
  Taxes                            15        30
  Other                             0       119
  Accounting fees              12,500         0
  Legal fees                    2,279         0
  Investment analysis
    expense                     3,687         0
  Professional fees               765         0
  Registration filing
    fees                          250         0
  Amortization of organi-
    zation costs                1,563         0
                             --------   -------
                               48,563    12,153
                             --------   -------

  Net income (loss)          $190,051   $  (981)
                             ========   =======

Net loss allocated to
 General Partners            $   (206)  $   (10)

Net income allocated to
  Class A Limited Partners   $249,937   $     0

Net loss allocated to
  Class B Limited Partners   $(59,681)  $  (971)

Net income per weighted
 average
  Class A Limited Partner
   Unit                      $    .09   $     0

Net loss per weighted
 average
  Class B Limited Partner
   Unit                      $   (.10)    $(.01)

Cash distribution per
  Class A Limited Partner
   Unit                      $    .09   $     0

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                         STATEMENT OF PARTNERS' CAPITAL
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997



                                                        LIMITED PARTNERS                                       TOTAL
                                                        -----------------
                                        CLASS A                                  CLASS B          GENERAL    PARTNERS'
                                  --------------------                     --------------------
                                  ORIGINAL    UNITS          AMOUNTS        UNITS     AMOUNTS    PARTNERS     CAPITAL
                                  --------  ----------  -----------------  -------  -----------  ---------  ------------

BALANCE,
 DECEMBER 31, 1995                    $100          0        $         0         0  $        0      $ 500   $       600

 Net income (loss)                       0          0            330,270         0     (31,220)      (294)      298,756
 Limited partner contributions           0  2,935,931         29,359,306   564,069   5,640,694          0    35,000,000
 Partnership distributions               0          0           (328,196)        0           0          0      (328,196)
 Sales commissions and
  discounts                              0          0         (2,935,927)        0    (564,073)         0     (3,500,00)
 Other offering expenses                            0         (1,441,752)        0    (277,000)         0    (1,718,752)
 Class A conversion elections            0     (8,488)           (72,470)    8,488      72,470          0            (0)
                                      ----  ---------        -----------   -------  ----------      -----   -----------
BALANCE,
 DECEMBER 31, 1996                    $100  2,927,443        $24,911,231   572,557  $4,840,871      $ 206   $29,752,408

 Net income (loss)                       0          0            249,937         0     (59,681)      (206)      190,050
 Partnership distributions               0          0           (222,805)        0           0          0      (222,805)
 Class A conversion elections            0       (888)            (7,617)      888       7,617          0             0
                                      ----  ---------        -----------   -------  ----------      -----   -----------

BALANCE,
 MARCH 31, 1997                       $100  2,926,555        $24,930,746   573,445  $4,788,808      $   0   $29,719,654
                                      ====  =========        ===========   =======  ==========      =====   ===========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENT OF CASH FLOWS

                                             For the Three Months Ended
                                          ---------------------------------
                                           March 31, 1997   March 31, 1996
                                          ----------------  ---------------
Cash flow from operating activities:
      Net income (loss)                       $   190,051       $     (981)
             Adjustments to reconcile
              net income (loss) to
                net cash used in                  (40,162)               0
                 operating activities:
            Equity in income of joint
             ventures
            Distributions received from            46,197                0
             joint ventures
            Distributions to partners            (178,963)               0
             from accumulated earnings
            Amortization of                         1,562                0
             organization costs
             Changes in assets and
              liabilities:                         50,000          (11,600)
                Prepaid expenses
             Accounts payable                      (3,401)             999
             Due to affiliates                   (422,996)          (4,696)
                                              -----------       ----------
             Net cash used in operating          (357,712)          (6,886)
              activities                      -----------       ----------
 Cash flows from investing activities:
                Investment in joint            (9,518,280)               0
                 ventures
             Deferred project costs paid                0         (166,880)
             Investment in real estate            607,930                0
                                              -----------       ----------
             Net cash used in investing        (8,910,350)        (166,880)
              activities                      -----------       ----------

 Cash flows from financing activities:
             Limited partners'                          0        4,768,003
              contributions
             Sales commissions paid              (171,304)        (413,324)
             Offering costs paid                        0         (238,400)
                                              -----------       ----------
             Net cash provided (used)            (171,304)       4,116,279
              by financing activities         -----------       ----------

                                               (9,439,365)       3,942,513
Net (decrease) increase cash and cash
 equivalents

 Cash and cash equivalents, beginning          23,557,985              600
  of year

 Cash and cash equivalents, end of            $14,118,620       $3,943,113
  period                                      ===========       ==========
 Supplemental disclosure of noncash
      investing activities:
               Deferred project costs
                applied to                    $   390,238       $        0
               joint venture property         ===========       ==========

See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                    (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statement

                                March 31, 1997

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a) General
     -----------

Wells Real Estate Fund IX, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., as General Partners. The Partnership was formed on August 15, 1994, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing for investment purposes income- producing commercial properties or industrial properties.

On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 26, 1996, thus allowing for the admission of New York and Pennsylvania investors in the Partnership.
The offering was terminated on December 30, 1996, at which time the Partnership had sold 2,935,931 Class A Status Units, and 564,069 Class B Status Units, held by a total of 1,841 and 257 Limited Partners respectively, for total Limited Partner capital contributions of $35,000,000. After payment of $1,400,000 in Acquisition and Advisory Fees and expenses, payment of $5,250,000 in selling commissions and organization and offering expenses, the investment by the Partnership of $14,267,254 in the Fund VIII-Fund IX Joint Venture and $676,257 for land and development, as of March 31, 1997, the Partnership was holding net offering proceeds of $13,406,490 available for investment in properties.

The Partnership owns interests in properties through equity ownership in the following joint ventures: (i) Fund VIII and Fund IX Associates, a joint venture between the Partnership and Wells Real Estate Fund VIII, L.P. (the "Fund VIII-IX Joint Ventures") and (ii) Fund IX and Fund X Associates, a joint venture between the Partnership and Wells Real Estate Fund X, L.P. (the "Fund IX-X Joint Ventures").

As of March 31, 1997, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four-story office building in Madison, Wisconsin (the "Cellular One Office Building"), which is owned by the Fund VIII-Fund IX Joint Venture; (ii) a one-story office building in Farmer's Branch, Texas (the "TCI Building"), which is owned by the Fund VIII-Fund IX Joint Venture; (iii) a three-story office building under construction in Knoxville, Tennessee (the "ABB Building"), which is owned by the Fund IX-Fund X Joint Venture; (iv) a two-story office building in Irvine, California (the "Matsushita Building"), which is owned by the Fund VIII-Fund IX Joint Venture; (v) a two-story office building in Boulder

County, Colorado (the "Cirrus Logic Building"), which is owned by the Fund VIII-Fund IX Joint Venture.

     (b) Basis of Presentation
     -------------------------

The financial statements of Wells Real Estate Fund IX, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1996.

2)   Investment in Joint Ventures
     ----------------------------

The Partnership owns an interest in several properties as of March 31, 1997.
The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information on investments in joint ventures, see Form 10-K for the Partnership for the year ended December 31, 1996.

The following describes additional information about the properties in which the Partnership owned an interest as of March 31, 1997:

FUND IX-FUND X JOINT VENTURE
----------------------------

On March 20, 1997, the Partnership and Well Real Estate Fund X, L.P. ("Wells Fund X"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement known as Fund IX and Fund X Associates (the "Fund IX-Fund X Joint Venture"). The investment objectives of Wells Fund X are substantially identical to those of the Partnership. As of March 31, 1997, the Partnership had contributed land and development costs totaling $1,544,153 for an approximate 100% equity interest, which Wells Fund X had not yet contributed to the Fund IX-Fund X Joint Venture. The Fund IX-Fund X Joint Venture is developing an office building in Knoxville, Tennessee. The total cost to complete the property is anticipated to be approximately $7,800,000. Although the ultimate percentages of ownership in the Fund IX-Fund X Joint Venture have not yet been finally determined, it is anticipated that the Partnership will contribute $3,900,000 and Wells Fund IX will contribute $2,355,847 to the remaining cost of approximately $6,255,847 for an approximately 50% equity interest each. The Partnership has reserved sufficient funds for this purpose.

The ABB Property
----------------

On March 20, 1997, the Partnership contributed a 5.62 acre tract of real property in Knoxville, Knox County, Tennessee and improvements thereon (the "ABB Property"), valued at $1,306,393. As of March 31, 1997, the Partnership had contributed an additional $237,760 toward the development of this project for total contributions of $1,544,153.

ABB Environmental Systems, a subsidiary of ABB, Inc., has executed a lease for 55,000 rentable square feet comprising approximately 66% of the building. For further information regarding the ABB Property, refer to Form 10-K of the Partnership for the year ended December 31, 1996 and Supplement No. 4 dated December 27, 1996, to the Prospectus of Wells Real Estate Fund IX, L.P. dated January 5, 1996, contained in Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund IX, L.P. and Wells Real Estate Fund X L.P. filed with the Commission on December 27, 1996 (Commission File No. 33-83852).

The Matsushita Building
-----------------------

On January 10, 1997, Fund VIII and Fund IX Associates (the "Fund VIII-IX Joint Venture") acquired a two story office building containing approximately 63,417 rentable square feet on a 4.4 acre tract of land located at 15253 Bake Parkway, in the Irvine Spectrum planned business community in metropolitan Orange County, California (the "Matsushita Building").

The Fund VIII-IX Joint Venture purchased the Matsushita Building from Magellan Bake Parkway Limited Partnership (the "Seller). The total consideration paid to the Seller for the Matsushita Building was $7,193,000 excluding acquisition expenses.

The Matsushita Building was originally constructed in 1984 and was completely refurbished in 1996. The entire Matsushita Building is currently under a net lease dated April 29, 1996 (the "Lease") to Matsushita Avionics Systems Corporation, a Delaware corporation ("Matsushita Avionics"), which Lease was assigned to the Fund VIII-IX Joint Venture at the closing. The Lease currently expires in September 2003, and Matsushita Avionics has the option to extend the Lease for two additional five-year periods.

The Lease provides that Matsushita Avionics' rental payment obligations do not commence until the ninth month of the lease term which commenced when Matsushita Avionics took possession in September 1996. Commencing in May 1997, the ninth month of the lease term, the monthly base rental payable by Matsushita Avionics under the Lease will be $45,879.47 through the 12th month of the lease term.
The monthly base rental payable under the Lease for the 13th month of the lease term through the 30th month of the lease term is $57,709.47; the monthly base rental payable for the 31st month of the lease term through the 60th month of the lease term is $59,611.98; the monthly base rental payable for the 61st month of the lease term through the 84th month of the lease term is
$61,831.58.   The base rental payable during the option periods, if Matsushita
Avionics exercises its option to extend the Lease, is 95% of the then-market rental rate for office space in other comparable buildings located in the Irvine area of southern

California. Under the Lease, Matsushita Avionics is responsible for all utilities, taxes, insurance and other operating expenses during the term of the Lease.

The funds used by the Fund VIII-IX Joint Venture to acquire the Matsushita Building were derived entirely from capital contributions made to the Fund VIII-IX Joint Venture by the Partnership and Wells Fund VIII. Each Partnership and Wells Fund VIII made capital contributions of approximately $3,628,109 and $3,613,883 respectively, to fund the purchase of the building, for total capital contributions to the Fund VIII-IX Joint Venture with respect to the Matsushita Building of approximately $7,241,992.

For additional information regarding the Matsushita Building, refer to Form 8-K of Wells Real Estate Fund IX, L.P. dated January 10, 1997 (Commission File No. 33-83852).

The Cirrus Logic Building
-------------------------

On February 20, 1997, the Fund VIII-IX Joint Venture acquired an approximately
4.26 acre tract of real property in Broomfield, Colorado, located in Boulder County in the Denver/Boulder metropolitan area (the "Denver Property"). A two-story office building containing approximately 49,460 rentable square feet is currently being developed and constructed on the Denver Property (the "Project"). The Denver Property is part of the Interlocken Business Park, a 963-acre business development for advanced technology and research/development oriented companies.

The Fund VIII-IX Joint Venture purchased the Denver Property from ORIX Prime West Broomfield II Venture (the "Seller"), a Colorado general partnership. The purchase price paid to the Seller for the Denver Property was $7,029,000 excluding acquisition costs.

Construction of the Cirrus Logic Building was substantially completed in March 1997, with Cirrus Logic, Inc. occupying the entire building.

Cirrus Logic is a Nasdaq-listed corporation and will use the leased premises as office space for employees who design computer chips for the company's mass storage division. The Lease, as well as Cirrus Logic's obligation to pay rent, commenced on the date upon which Cirrus Logic took occupancy of the building. The Lease provides for a term of 15 years from the commencement date. Cirrus Logic has the option to renew the Lease for two additional terms of five years each. The base rental payable during any such extended term would be 95% of the then current market rental rate for comparable office buildings in the Boulder County area.

The initial base annual rent payable by Cirrus Logic under the Lease is equal to 10.29% of the costs related to acquiring the Denver Property and constructing the Project; however, in no event shall the initial base annual rent exceed $13.81 per square foot of leasable space. The base annual rent derived from this formula will be increased by 10% beginning with the sixth year of the Lease and will be increased another 10% beginning with the eleventh year of the Lease. It is estimated that the initial base annual rent will equate to approximately $13.50 per square foot of leasable space. Under this estimate, Cirrus Logic will pay approximately $667,755 per year in base rent pursuant to the Lease.

Under the Lease, Cirrus Logic is responsible for all utilities, cleaning taxes and other operating expenses and for maintaining property and liability insurance on the Denver Property. The Fund VIII-IX Joint Venture shall maintain for its own benefit liability insurance for the Denver Property as well as insurance for fire, vandalism and malicious mischief.

The funds used by the Fund VIII-IX Joint Venture to acquire the Denver Property were derived entirely from capital contributions made to the Fund VIII-IX Joint Venture by the Partnership and Wells Fund IX. The Partnership and Wells Fund VIII made capital contributions of approximately $3,532,275 to fund the purchase of the property, for total capital contributions to the Fund VIII-IX Joint Venture with respect to the property of approximately $7,064,550.

For additional information regarding the Cirrus Logic Building, refer to the Form 8-K of Wells Real Estate Fund IX, L.P. dated February 20, 1997 (Commission File No. 33-83852).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------------------------------------------------------------------------
RESULTS OF OPERATION.
---------------------

The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially form any forward-looking statement made in this Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

(a) General
-----------

Gross revenues of the Partnership were $238,614 for the three months ended March 31, 1997, as compared to $11,172 for the three months ended March 31, 1996. The increase was attributable primarily to interest income earned on funds held by
the Partnership prior to the investment in the joint ventures.   Expenses of the
Partnership increased to $48,563 for the three months ended March 31, 1997 as compared to $12,153 for the same period in 1996, as the result of increased
activity primarily in accounting and partnership administrative costs.   Net
income of the Partnership was $190,051 for the three months ended March 31, 1997, as compared to a net loss of $981 for the three months ended March 31, 1996.

The Partnership's net cash used by operating activities decreased to $357,712 for 1997 as compared to $6,886 for 1996 which is due primarily to payments owed to affiliates. Net cash used in investing activities decreased to $8,910,350 from $166,880 which was the result of $9,518,280 of investments in joint venture.

Net cash from financing activities decreased from $4,116,279 to $171,304 due to the termination of the offering in December, 1996. Cash and cash equivalents increased from $3,943,113 to $14,118,620 for the same period in 1997.

Property Operations
-------------------

As of March 31, 1997, the Partnership owned interests in the following operational property:

The TCI Building/Fund VIII-Fund IX  Joint Venture
-------------------------------------------------


                                            Three Months Ended
                                            -------------------

                                                March 31, 1997
                                            ------------------

Revenues:
 Rental Income                                       $113,794

Expenses:
 Depreciation                                          41,648
 Management and leasing expenses                        4,567
 Other operating expenses                               4,049
                                                     --------
                                                       50,264
                                                     --------

Net income                                           $ 63,530
                                                     ========

Occupied %                                                100%
Partnership's Ownership % in the
 Fund VIII-Fund IX Joint Venture                         50.0%

Cash distributed to the Partnership                  $ 49,487

Net income allocated to the Partnership              $ 31,794


On October 10, 1996, Fund VIII-Fund IX Joint Venture purchased a one-story office building containing approximately 40,000 rentable square feet, located on approximately 4.864 acres of land in Farmer's Branch, Dallas, Texas for a purchase price of $4,450,000 excluding acquisition costs.

The TCI Building is leased to TCI Valwood Limited Partnership I for a period of fifteen years, with options to extend the lease for three consecutive five-year periods. The annual base rent is $430,001 during the first five years, $454,001 during the next five years and $482,001 during the last five years. The TCI lease commenced on July 19, 1996 and was assigned by the seller to the Fund VIII-Fund IX Joint Venture on October 10, 1996. The lease agreement is a net lease in that the tenant is responsible for the operating expenses including real estate taxes.

Since the TCI Building was purchased in October 1996, comparative income and expense figures for prior years are not available.

The Matsushita Building/Fund VIII-Fund IX  Joint Venture
--------------------------------------------------------

                                           Three Months Ended
                                           -------------------

                                              March 31, 1997
                                           ------------------
Revenues:
 Rental Income                                        $71,361

Expenses:
 Depreciation                                          53,400
 Other operating expenses                               4,313
                                                      -------
                                                       57,713
                                                      -------

Net income                                            $13,648
                                                      =======

Occupied %                                                100%
Partnership's Ownership % in the
 Fund VIII and Fund IX Joint Venture                     50.0%

Cash distributed to the Partnership                   $     0

Net income allocated to the Partnership               $ 6,830



Since the Matsushita Building was purchased in January, 1997, comparative income and expense figures for the prior year are not available.

On January 10, 1997, Fund VIII-Fund IX Joint Venture acquired a two-story office building containing approximately 63,417 rentable square feet on a 4.4 acre tract of land located in the Irvine Spectrum planned business community in metropolitan Orange County, California, for a purchase price of $7,193,000 excluding acquisition costs.

The entire Matsushita Building is currently under a net lease to Matsushita Avionics Systems Corporation. Matsushita Avionics' rental payment obligations do not commence until the ninth month of the lease term which commenced when Matsushita Avionics took possession in September 1996. Commencing in May 1997, the ninth month of the lease term, the monthly base rental payable by Matsushita Avionics under the Lease will be $45,879.47 through the 12th month of the lease term.  The monthly base rental payable under the Lease for the 13th month of the lease term through the 30th month of the lease term is
$57,709.47; the monthly base rental payable for the 31st month of the lease term through the 60th month of the lease term is $59,611.98; the monthly base rental payable for the 61st month of the lease term through the 84th month
of the lease term is $61,831.58.   The base rental payable during the option
periods, if Matsushita Avionics exercises its option to extend the Lease, is 95% of the then-market rental rate for office space in other comparable buildings located in the Irvine area of southern California. Under the Lease, Matsushita Avionics is responsible for all utilities, taxes, insurance and other operating expenses during the term of the Lease.

The Cirrus Logic Building/Fund VIII-Fund IX  Joint Venture
----------------------------------------------------------

                                           Three Months Ended
                                           -------------------

                                             March 31, 1997
                                           ------------------

Revenues:
 Rental Income                                        $26,926

Expenses:
 Depreciation                                          21,500
 Other operating expenses                                 388
                                                      -------
                                                       21,888
                                                      -------

Net income                                            $ 5,038
                                                      =======

Occupied %                                                100%
Partnership's Ownership % in the
 Fund VIII and Fund IX Joint Venture                     50.0%

Cash distributed to the Partnership                   $13,277

Net income allocated to the Partnership               $ 2,521

Since the Cirrus Logic Building was purchased in February, 1997, comparative income and expense figures for prior years are not available.

On February 20, 1997, the Fund VIII-Fund IX Joint Venture purchased a two-story partially complete office building in Boulder County, Colorado, for $7,029,000 excluding acquisition costs. Construction of the 49,460 square foot building was substantially completed in March, 1997.

Cirrus Logic, Inc. has leased the entire building for a fifteen year term beginning March 17, 1997. The annual base rental under the term of the Cirrus Logic lease is $617,656 for the first five years, will be increased by 10% in the sixth through tenth years and will be increased an additional 10% in years eleven through fifteen. Under the lease, Cirrus Logic is responsible for all utilities, cleaning, taxes, property insurance and other operating expenses.

Liquidity and Capital Resources
-------------------------------

The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. At this time, given the nature of the joint ventures in which the Partnership has invested, there are no known improvements or renovations to the properties expected to be funded from cash flow from operations.

The Partnership expects to make future real estate investments, directly or through investments in joint ventures from limited partnership contributions.
As of March 31, 1997, the Partnership has reserved $13,406,470 for this purpose including approximately $1,250,000 for an office building in Madison, Wisconsin owned by the Fund VIII-Fund IX Joint Venture and approximately $3,122,923 needed to complete the office building in Knoxville, Tennessee owned by the Fund IX-Fund X Joint Venture.

PART II - OTHER INFORMATION
---------------------------

     ITEM 6 (b).   During the first quarter of 1997, the Partnership filed the following Current Reports on Form 10-K:

          (i) Form 8-K dated January 10, 1997, reporting the acquisition of the Matsushita Building; and

          (ii) Form 8-K dated February 20, 1997, reporting the acquisition of the
     Cirrus Logic Building.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WELLS REAL ESTATE FUND IX, L.P.
                                (Registrant)
     Dated: May 13, 1997    By: /s/ Leo F. Wells, III
                                ----------------------------------
                            Leo F. Wells, III, as Individual
                            General Partner and as President,
                            Sole Director and Chief Financial
                            Officer of Wells Capital, Inc., the
                            General Partner of Wells Partners, L.P.