Form 10-Q
period 1997-06-30
WELLS REAL ESTATE FUND IX LP
filed 1997-08-08
CIK 929921

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended    June 30, 1997   or
                                  ------------------

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from                  to
                                  ----------------    -----------------

                      Commission file number      0-22039
                                             ----------------

                        Wells Real Estate Fund IX, L.P.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Georgia                               58-2126622
        -------------------------------             -------------------
        (State of other jurisdiction of              (I.R.S. Employer
         incorporation or organization)             Identification no.)

3885 Holcomb Bridge Road, Norcross, Georgia                        30092
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

Yes   X    No
    -----     -----

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund IX, L.P.
                        -------------------------------

                                     INDEX
                                     -----

                                                                      Page No.
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets - June 30, 1997
                 and December 31, 1996................................     3

                 Statements of Income for the Three Months and
                 Six Months Ended June 30, 1997 and 1996..............     4

                 Statements of Partners' Capital for the Year Ended
                 December 31, 1996 and the Six Months
                 Ended June 30, 1997..................................     5

                 Statements of Cash Flows for the Six Months
                 Ended June 30, 1997 and 1996.........................     6

                 Condensed Notes to Financial Statements..............     7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations...........................................    11

PART II. OTHER INFORMATION............................................    18

                         WELLS REAL ESTATE FUND IX, L.P.
                     (a Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                 Assets                            June 30, 1997                December 31, 1996
                 ------                            -------------                -----------------
Nonoperating real estate assets, at cost:
  Land                                               $         0                    $   607,930
  Construction in progress                                     0                        482,959
                                                     -----------                    -----------
     Total nonoperating real estate assets                     0                      1,090,889


Investment in joint venture (Note 2)                 $18,354,574                    $ 4,929,728
Cash and cash equivalents                             10,806,223                     23,557,985
Due from affiliates                                      151,757                         46,197
Deferred project costs                                   572,800                      1,161,078
Organization costs, less accumulated
   amortization of $6,250 in December
   1996 and $9,375 in June 1997                           21,875                         25,000
Prepaid expenses and other assets                         53,000                        103,000
                                                     -----------                    -----------
     Total assets                                    $29,960,229                    $30,913,877
                                                     ===========                    ===========
     Liabilities and Partners' Capital
     ---------------------------------
Liabilities:
  Accounts payable and accrued expenses              $         0                    $   393,001
  Partnership distribution payable                       275,086                        178,771
  Due to affiliates                                            0                        422,996
  Sales commissions payable                               (4,603)                       166,701
                                                     -----------                    -----------
     Total liabilities                                   270,483                      1,161,469
                                                     -----------                    -----------
Partners' capital:
  General partners:
  Limited partners:                                            0                            206
    Class A - 2,930,805 units outstanding             24,978,420                     24,911,231
    Class B - 569,195 units outstanding                4,711,226                      4,840,871
    Original limited partner                                 100                            100
                                                     -----------                    -----------
     Total partners' capital                          29,689,746                     29,752,408
                                                     -----------                    -----------
     Total liabilities and partners' capital         $29,960,229                    $30,913,877
                                                     ===========                    ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                    (a Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

                                                    Three Months Ended                     Six Months Ended
                                            ----------------------------------       -------------------------------
                                            June 30, 1997        June 30, 1996       June 30, 1997     June 30, 1996
                                            -------------        -------------       -------------     -------------
Revenues:
  Equity in income of joint venture             $123,403            $     0            $ 163,566           $     0
  Interest income                                154,051             69,153              352,502            80,326
                                                --------            -------            ---------           -------
                                                $277,454            $69,153            $ 516,068           $80,326
Expenses:
  Computer costs                                $  1,441            $ 1,006            $   4,162           $ 2,216
  Printing and notebooks                           4,097              9,370               15,176            13,154
  Administrative salaries                          6,733              8,515               12,019            12,694
  Office expense                                     878              1,014                2,525             3,806
  Postage                                          2,231                450                9,001               479
  Taxes and licenses                                   4                  0                   19                30
  Other                                            3,830              2,409                3,832             2,528
  Accounting fees                                  4,109              2,650               16,609             2,650
  Legal fees                                       6,723                910                9,002               910
  Investment analysis expense                          0              4,578                3,687             4,579
  Professional fees                                  471                 29                1,236                29
  Registration filing fees                             0                  0                  250                 0
  Amortization of organization costs               1,562                  0                3,125                 0
                                                --------            -------            ---------           -------
                                                  32,079             30,931               80,643            43,085
                                                --------            -------            ---------           -------
  Net income                                    $245,375            $38,222            $ 435,425           $37,241
                                                ========            =======            =========           =======
Net income (loss) allocated to
  General Partners                              $   0.00            $    10            $    (206)          $  0.00

Net income allocated to Class
  A Limited Partners                            $287,969            $37,241            $ 537,906           $37,241

Net income (loss) allocated to
  Class B Limited Partners                      $(42,594)           $   971            $(102,275)          $  0.00

Net income per Class A Limited
  Partner Unit                                  $   0.09            $  0.07            $    0.18           $  0.07

Net income (loss) per Class B
  Limited Partner Unit                          $  (0.08)           $  0.01            $   (0.18)          $  0.00

Cash distribution per Class A
  Limited Partner Unit                          $   0.09            $  0.00            $    0.17           $  0.00

            See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND IX, L.P.
                    (a Georgia Public Limited Partnership)

                        STATEMENT OF PARTNERS' CAPITAL
           FOR THE YEAR ENDED DECEMBER 31, 1996 AND SIX MONTHS ENDED
                                 JUNE 30, 1997

                                                           Limited Partners
                                  ------------------------------------------------------------------
                                                         Class A                    Class B                            Total
                                              --------------------------      ----------------------     General      Partners'
                                  Original       Units        Amounts           Units       Amounts      Partners      Capital
                                  --------    ----------   -------------      --------    -----------    --------    -----------
BALANCE,
 December 31, 1995                     $100            0     $         0             0     $        0     $ 500      $       600

  Net income (loss)                       0            0         330,270             0        (31,220)     (294)         298,756
  Limited partner contributions           0    2,935,931      29,359,306       564,069      5,640,694         0       35,000,000
  Partnership distributions               0            0        (328,196)            0              0         0         (328,196)
  Sales commissions and
    discounts                             0            0      (2,935,927)            0       (564,073)        0        (3,500,00)
  Other offering expenses                              0      (1,441,752)            0       (277,000)        0       (1,718,752)
  Class A conversion elections            0       (8,488)        (72,470)        8,488         72,470         0               (0)
                                       ----    ---------     -----------       -------     ----------     -----      -----------
BALANCE,
 December 31, 1996                     $100    2,927,443     $24,911,231       572,557     $4,840,871     $ 206      $29,752,408

  Net income (loss)                       0            0         537,906             0       (102,274)     (206)         435,426
  Partnership distributions               0            0        (498,088)            0              0         0         (498,088)
  Class A conversion elections            0        3,362          27,371        (3,362)       (27,371)        0                0
                                       ----    ---------     -----------       -------     ----------     -----      -----------
BALANCE,
 June 30, 1997                         $100    2,930,805     $24,978,420       569,195     $4,711,226     $   0      $29,689,746
                                       ====    =========     ===========       =======     ==========     =====      ===========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                    (a Georgia Public Limited Partnership)

                            STATEMENT OF CASH FLOWS

                                                              For the Six Months Ended
                                                          --------------------------------
                                                          June 30, 1997      June 30, 1996
                                                          -------------      -------------
Cash flow from operating activities:
Net income                                                 $    435,425        $    37,241
  Adjustments to reconcile net income to
    net cash (used in) provided by operating
    activities:
  Equity in income of joint ventures                           (163,565)                 0
  Amortization of organization costs                              3,125                  0
  Changes in assets and liabilities:
    Prepaid and other assets                                     50,000            (25,000)
    Accounts payable                                             (3,401)            (1,885)
    Due to affiliates                                          (422,996)            10,437
    Accounts receivable                                              (8)                 0
                                                           ------------        -----------

      Net cash (used in) provided by
       operating activities                                    (101,420)            20,793
                                                           ------------        -----------
Cash flows from investing activities:
  Investment in joint ventures                              (13,250,728)          (512,444)
  Deferred project costs paid                                         0           (450,884)
  Distributions received from joint ventures                    107,607                  0
  Investment in real estate                                   1,065,857                  0
                                                           ------------        -----------

      Net cash used in investing activities                 (12,077,264)          (963,328)
                                                           ------------        -----------
Cash flows from financing activities:
  Limited partners' contributions                                     0         12,882,400
  Sales commissions paid                                       (171,305)        (1,218,184)
  Offering costs paid                                                 0           (644,120)
  Distributions to partners from accumulated earnings          (401,773)                 0
                                                           ------------        -----------
      Net cash (used in) provided by
       financing activities                                    (573,078)        11,020,096
                                                           ------------        -----------

Net (decrease) increase cash and cash equivalents           (12,751,762)        10,077,561

Cash and cash equivalents, beginning of year                 23,557,985                600

Cash and cash equivalents, end of period                   $ 10,806,223        $10,078,161
                                                           ============        ===========
Supplemental disclosure of noncash investing activities:
  Deferred project costs applied to
   joint venture activities                                $    588,278        $    20,993
                                                           ============        ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                    (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statement

                                 June 30, 1997


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

The Partnership owns interests in properties through equity ownership in the following joint ventures: (i) Fund VIII and Fund IX Associates, a joint venture between the Partnership and Wells Real Estate Fund VIII, L.P. (the "Fund VIII - Fund IX Joint Venture") and (ii) Fund IX and Fund X Associates, a joint venture between the Partnership and Wells Real Estate Fund X, L.P. (the "Fund IX -
Fund X Joint Venture").

As of June 30, 1997, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four-story office building in Madison, Wisconsin (the "Cellular One Office Building"), which is owned by the Fund VIII-Fund IX Joint Venture; (ii) a one-story office building in Farmer's Branch, Texas (the "TCI Building"), which is owned by the Fund VIII-Fund IX Joint Venture; (iii) a three-story office building under construction in Knoxville, Tennessee (the "ABB Building"), which is owned by the Fund IX-Fund X Joint Venture; (iv) a two-story office building in Irvine, California (the "Matsushita Building"), which is owned by the Fund VIII-Fund IX Joint Venture; and (v) a two-story office building in Boulder County, Colorado (the "Cirrus Logic Building"), which is owned by the Fund VIII-Fund IX Joint Venture.

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

2)  Investment in Joint Ventures
    ----------------------------

The Partnership owns interests in five properties as of June 30, 1997. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information on investments in joint ventures, see Form 10-K for the Partnership for the year ended December 31, 1996.

The following describes additional information about the properties in which the Partnership owned an interest as of June 30, 1997:

FUND IX - FUND X JOINT VENTURE
------------------------------

On March 20, 1997, the Partnership and Well Real Estate Fund X, L.P. ("Wells Fund X"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, entered into a Joint Venture Agreement known as Fund IX and Fund X Associates (the "Fund IX-X Joint Venture"). Although the ultimate percentages of ownership in the Fund IX-X Joint Venture have not yet been finally determined, it is anticipated that the Partnership will hold a 50% equity interest in the two properties described below. The total cost to complete both properties is anticipated to be approximately $13,000,000. As of June 30, 1997, the Partnership had contributed $3,220,744 and Wells Fund X had contributed $650,000 for total contributions of $3,870,744 to the Fund IX -
Fund X Joint Venture for the acquisition and development of the two properties. At this time, the Partnership's equity interest in the Fund IX - Fund X Joint Venture is approximately 83.2% and Well's Fund X equity interest in the Fund IX-Fund X Joint Venture is 16.8%. The Partnership has reserved sufficient funds for this purpose.

The ABB Property
----------------

On March 20, 1997, Wells Fund IX contributed a 5.62 acre tract of real property in Knoxville, Knox County, Tennessee and improvements thereon (the "ABB Property"), valued at $1,306,393. As of June 30, 1997, Wells Fund IX had contributed an additional $1,264,351 toward the development of this project for total contributions of $2,570,744.

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

It is currently anticipated that the total cost to complete this project will be approximately $7,800,000. Although the ultimate percentage of ownership in the Fund IX - Fund X Joint Venture has not yet been finally determined, it is anticipated that the Partnership will contribute $1,329,256 and Wells Fund X will contribute $3,900,000 to the remaining cost of approximately $5,229,256 for an approximate 50% equity interest each.

The Partnership has reserved sufficient funds for this purpose. For further information regarding the formation of the Fund IX - Fund X Joint Venture and the development of the ABB Property, refer to the Form 8-K of Wells Real Estate Fund X, L.P. dated March 26, 1997, which was filed with the Commission on April 1, 1997 (Commission File No. 333-7979).

Oklahoma City Project
---------------------

On May 30, 1997, the Fund IX - Fund X Joint Venture entered into an agreement for the purchase and sale of real property with Wells Development Corporation ("Wells Development"), an affiliate of the General Partners, for the acquisition of a one-story building to be developed on property located in Oklahoma City, Oklahoma (the "Oklahoma City Project"). The Fund IX - Fund X Joint Venture will purchase the Oklahoma City Project for a purchase price which is currently anticipated to be $5,200,000. Under the terms of its contract with Wells Development, the Fund IX - Fund X Joint Venture was required to make an earnest money deposit to Wells Development in the amount of $1,300,000. The earnest money deposit was used to fund the purchase of the Oklahoma City property and will also be used to fund the initial costs of construction and development of the project. The Partnership and Wells Fund X made capital contributions of $650,000 each to the Fund IX - Fund X Joint Venture to provide the Joint Venture with sufficient funds with which to make the required earnest money deposit to Wells Development.

The site of the Oklahoma City Project consists of approximately 5.3 acres and, when completed, the Oklahoma City Project will be a one-story office building containing 57,186 net rentable square feet. An agreement was signed with ADEVCO Corporation to supervise, manage and coordinate the planning, design, construction and completion of the property.

Lucent Technologies, Inc., a world-wide leader in the telecommunications technology, producing a variety of communication products, has executed a lease agreement with Wells Development to lease all of the Oklahoma City Project upon completion. The initial item of the lease will be ten years commencing on substantial completion of the project which is currently anticipated to be January 1, 1998. Lucent Technologies has the option to extend the initial term of the lease for two additional five year periods. The annual base rent payable during the initial term is $508,383 payable in equal monthly installment of $42,365 during the first five years and $594,152 payable in equal monthly installments of $49,513 during the second five years of the lease term. The annual base rent for each extended term will be at market rental rate. In addition to the base rent, Lucent Technologies is required to pay additional rent equal to its share of operating expenses during the lease term.

It is currently anticipated that the total cost to complete the property which is estimated to be approximated $5,200,000, will be contributed equally by the Partnership and Wells Fund X for an ultimate percentage ownership of approximately 50% for each Partnership. The Partnership has reserved sufficient funds for this purpose. For further information regarding the contract entered into between the Fund IX - Fund X Joint Venture and Wells Development and the development of the Oklahoma City Project, refer to Supplement No. 2 dated
June 17, 1997, to the Prospectus of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. dated December 31, 1996, contained in Post-Effective Amendment No. 2 to the Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. which was filed with the Commission on June 17, 1997 (Commission File No. 333-7979).

FUND VIII - FUND IX JOINT VENTURE
---------------------------------

Cellular One Property
---------------------

On June 17, 1996, the Fund VIII - Fund IX Joint Venture purchased a 7.09 acre tract of real property in Madison, Dane County, Wisconsin for a total cost of $859,255 including closing costs. The majority of construction has been completed on a four-story office building containing approximately 101,727 rentable square feet.

In June 1997, Cellular One, a subsidiary of BellSouth Corporation, occupied its leased space of 76,276 square feet comprising approximately 75% of the building. The initial term of the lease is 9 years and 11 months beginning in June 1997, with the option to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $862,500 payable in equal monthly installments of $71,875 during the first five years and $975,000 payable in equal monthly installments of $81,250 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rate.

The land purchase and construction costs, to date, have been funded by capital contributions of $5,012,444 by the Partnership and $4,987,444 by Wells Fund VIII.

It is anticipated that the total cost to complete the property, which is estimated to be approximately $10,500,000, will be contributed equally by the Partnership and Wells Fund VIII. The Partnership has reserved sufficient funds for this purpose. For further information regarding the Cellular One Property, refer to Supplement No. 2 dated June 28, 1996, to the Prospectus of Wells Real Estate Fund IX, L.P. dated January 5, 1996, contained in Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. which was filed with the Commission on July 3, 1996 (Commission File No. 33-83852).

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

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

(a) General
-----------

On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 26, 1996, thus allowing for the admission of New York and Pennsylvania investors in the Partnership.
The offering was terminated on December 30, 1996, at which time the Partnership had sold 2,935,931 Class A Status Units, and 564,069 Class B Status Units, held by a total of 1,841 and 257 Limited Partners respectively, for total Limited Partner capital contributions of $35,000,000. After payment of $1,400,000 in Acquisition and Advisory Fees and expenses, payment of $5,250,000 in selling commissions and organization and offering expenses, the investment by the Partnership of $14,389,357 in the Fund VIII - Fund IX Joint Venture and $3,220,744 in the Fund IX - Fund X

Joint Venture, as of June 30, 1997, the Partnership was holding net offering proceeds of $10,739,898 available for investment in properties.

Gross revenues of the Partnership of $277,454 for the three months and $516,068 for the six months ended June 30, 1997, and $69,153 for the three months and $80,326 for the six months ended June 30, 1996, were attributable primarily to interest income earned on funds held by the Partnership prior to the investment in properties, as well as income earned from the investment in joint ventures for both period in 1997. Total expenses of the Partnership increased from $43,085 for the six months ended June 30, 1996, to $80,643 for the six months ended June 30, 1997, as a result of increased postage expenses and accounting and legal fees. Total expenses of the Partnership increased from $30,931 for the three months ended June 30, 1996, to $32,079 for the three months ended June 30, 1997, primarily as a result of the amortization of organization costs. Net income of the Partnership was $435,425 for the six months ended
June 30, 1997, as compared to $37,241 for the same period in 1996, and $245,375 for three months ended June 30, 1997, as compared to $38,222 for the same period in 1996, due primarily to increased revenues.

For the six months ended June 30, 1997, net income allocated to Class A Limited Partners was $.18 per Unit, net loss allocated to Class B Limited Partners was $.18 per Unit and net loss allocated to General Partners was $206 for 1997.

The Partnership's net cash used by operating activities decreased to $101,420 for 1997 as compared to $20,793 provided by operating activities for 1996 which is due primarily to a decrease in due to affiliates. Net cash used in investing activities decreased to $12,077,264 from $963,328 which was the result of $13,250,728 investments in joint venture. Net cash used in financing activities decreased from $11,020,096 to $573,078 due to the termination of the offering in December 1996. Cash and cash equivalents increased from $10,078,161 as of June 30, 1996, to $10,806,223 as of June 30, 1997.

The Partnership's distribution to holders of Class A Status Units for the second quarter ended June 30, 1997, will be paid in August, 1997, from Investment Income. Although there is no assurance, the Partnership anticipates that distributions will continue to be paid on a quarterly basis. No cash distributions were paid to holders of Class B Status Units in 1997.

Property Operations
-------------------

As of June 30, 1997, the Partnership owned interests in the following operational property:

The TCI Building/Fund VIII-Fund IX Joint Venture
-------------------------------------------------

                                              Three Months Ended      Six Months Ended
                                                 June 30, 1997         June 30, 1997
                                              ------------------      ----------------
Revenues:

  Rental income                                    $113,795               $227,589

Expenses:
  Depreciation                                       41,649                 83,297
  Management & leasing expense                        4,240                  8,807
  Other operating expenses                            2,340                  6,389
                                                   --------               --------
                                                     48,229                 98,493
                                                   --------               --------
  Net income                                       $ 65,566               $129,096
                                                   ========               ========

Occupied %                                            100.0%                 100.0%

Partnership's Ownership % in the
  Fund VIII - Fund IX Joint Venture                    49.9%                  49.9%

Cash distribution to the Partnership               $ 50,410               $ 99,897

Net income allocated to the Partnership            $ 32,750               $ 64,544

On October 10, 1996, Fund VIII-Fund IX Joint Venture purchased a one-story office building containing approximately 40,000 rentable square feet, located on approximately 4,864 acres of land in Farmer's Branch, Dallas, Texas (the "TCI Building") for a purchase price of $4,450,000 excluding acquisition costs.

The TCI Building is leased to TCI Valwood Limited Partnership I for a period of fifteen years, with options to extend the lease for six consecutive five-year periods. The annual base rent is $430,001 during the first five years, $454,001 during the next five years and $482,001 during the last five years. The TCI lease commenced on July 19, 1996 and was assigned by the seller to the Fund VIII-Fund IX Joint Venture on October 10, 1996.

Since the TCI Building was purchased in October 1996, comparative income and expense figures for the prior year are not available.

The Matsushita Building/Fund VIII-Fund IX Joint Venture
--------------------------------------------------------

                                               Three Months Ended          Six Months Ended
                                                 June 30, 1997              June 30, 1997
                                               ------------------          -----------------
Revenues:

  Rental income                                     $151,304                    $222,665
  Interest income                                      1,008                       1,511
                                                    --------                    --------
                                                     152,312                     224,176
                                                    --------                    --------

Expenses:
  Depreciation                                        53,833                     107,233
  Management & leasing expense                         7,599                      11,880
  Other operating expenses                               458                         993
                                                    --------                    --------
                                                      61,890                     120,106
                                                    --------                    --------
  Net income                                        $ 90,422                    $104,070
                                                    ========                    ========

Occupied %                                             100.0%                      100.0%

Partnership's Ownership % in the
  Fund VIIII - Fund IX Joint Venture                    49.9%                       49.9%

Cash distribution to the Partnership                $ 35,630                    $ 35,630

Net income allocated to the Partnership             $ 45,148                    $ 51,978

On January 10, 1997, Fund VIII-Fund IX Joint Venture acquired a two-story office building containing approximately 63,417 rentable square feet on a 4.4 acre tract of land located in the Irvine Spectrum planned business community in metropolitan Orange County, California (the "Matsushita Building") for a purchase price of $7,193,000 excluding acquisition costs.

The entire Matsushita Building is currently under a net lease to Matsushita Avionics Systems Corporation. Matsushita Avionics' rental payment obligations do not begin until the ninth month of the lease term which commenced when Matsushita Avionics took possession in September 1996. Commencing in May 1997, the ninth month of the lease term, the monthly base rental payable by Matsushita Avionics under the lease will be $45,879.47 through the 12th month of the lease term. The monthly base rental payable under the lease for the 13th month of the lease term through the 30th month of the lease term is $57,709.47; the monthly base rental payable for the 31st month of the lease term through the 60th month of the lease term is $59,611.98; the monthly base rental payable for the 61st month of the lease term through the 84th month of the lease term is $61,831.58. The base rental payable during the option periods, if Matsushita Avionics exercises its option to extend the lease, is 95% of the then-market rental rate for office space in other comparable buildings located in the Irvine area of southern California.

Since the Matsushita Building was purchased in January 1997, comparative income and expense figures for the prior year are not available.

The Cirrus Logic Building/Fund VIII-Fund IX Joint Venture
----------------------------------------------------------

                                            Three Months Ended     Four Months Ended
                                               June 30, 1997         June 30, 1997
                                            ------------------     -----------------
Revenues:

  Rental income                                  $175,565              $202,491
  Interest income                                       0                    57
                                                 --------              --------
                                                  175,565               202,548
                                                 --------              --------
Expenses:
  Depreciation                                     64,526                86,026
  Management & leasing expense                      6,601                 6,601
  Other operating expenses                          6,523                 6,968
                                                 --------              --------
                                                   77,650                99,595
                                                 --------              --------
  Net income                                     $ 97,915              $102,953
                                                 ========              ========

Occupied %                                          100.0%                100.0%

Partnership's Ownership % in the
  Fund VIII - Fund IX Joint Venture                  49.9%                 49.9%

Cash distribution to the Partnership             $ 49,769              $ 63,046

Net income allocated to the Partnership          $ 48,907              $ 51,428

On February 20, 1997, the Fund VIII-Fund IX Joint Venture purchased a two-story partially completed office building in Boulder County, Colorado (the "Cirrus Logic Building") for $7,029,000 excluding acquisition costs. Construction of the 49,460 square foot building was substantially completed in March, 1997.

Cirrus Logic, Inc. has leased the entire building for a fifteen year term beginning March 17, 1997. The annual base rental under the term of the Cirrus Logic lease is $617,656 for the first five years, will be increased by 10% in the sixth through tenth years and will be increased an additional 10% in years eleven through fifteen.

Since the Cirrus Logic Building was purchased in February 1997 and was not completed until March 1997, comparative income and expense figures for the prior year are not available.

The Cellular One Building/Fund VIII-Fund IX Joint Venture
---------------------------------------------------------

                                            One Month Ended
                                            ---------------
                                             June 30, 1997
                                            ---------------
Revenues:
 Rental income                                   $40,108

Expenses:
 Depreciation                                     38,000
 Other operating expenses                         10,875
                                                 -------
                                                  48,875
                                                 -------
Net loss                                         $(8,767)
                                                 =======

Occupied %                                            75%

Partnership's Ownership % in the
 Fund VIII - Fund IX Joint Venture                  49.9%

Cash distributed to the Partnership              $14,591

Net loss allocated to the Partnership            $(4,381)

On June 17, 1996, the Fund VIII - Fund IX Joint Venture purchased a 7.09 acre tract of real property in Madison, Dane County, Wisconsin. Total cost and expenses to be incurred by the Fund VIII - Fund IX Joint Venture for the acquisition, development, construction and completion of the 101,727 rentable square foot building is estimated to be approximately $10,500,000. It is anticipated that the Partnership and Wells Fund VIII will fund equally the approximately $500,000 needed to complete construction on this project.

In June 1997, Cellular One, a subsidiary of BellSouth Corporation, occupied its leased space of 76,276 square feet comprising approximately 75% of the building. The initial term of the lease is 9 years and 11 months beginning in June 1997, with the option to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $862,500 payable in equal monthly installments of $71,875 during the first five years and $975,000 payable in equal monthly installments of $81,250 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rate.

Since the building opened June 15, 1997, comparative income and expenses figures are not available for prior periods.

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

The Partnership expects to make future real estate investments, directly or through investments in joint ventures from limited partnership contributions. As of June 30, 1997, the Partnership has reserved $10,739,898 for this purpose including approximately $250,000 for an office building in Madison, Wisconsin owned by the Fund VIII-Fund IX Joint Venture and approximately $1,329,256 for the purchase of the office building in Knoxville, Tennessee owned by Fund IX - Fund X Joint Venture.

PART II - OTHER INFORMATION
---------------------------

     ITEM 6 (b).  No reports on Form 8-K were filed during the second quarter of 1997.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WELLS REAL ESTATE FUND IX, L.P.
                                       (Registrant)

     Dated: August 8, 1997             By: /s/ Leo F. Wells, III
                                           ---------------------
                                           Leo F. Wells, III, as Individual
                                           General Partner and as President,
                                           Sole Director and Chief Financial
                                           Officer of Wells Capital, Inc.,
                                           the General Partner of Wells
                                           Partners, L.P.