Form 10-Q
period 1997-09-30
WELLS REAL ESTATE FUND IX LP
filed 1997-11-12
CIK 929921

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended              September 30, 1997       or
                              --------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from__________________to__________________

Commission file number                 0-22039
                      ---------------------------------------------------------

                        Wells Real Estate Fund IX, L.P.
--------------------------------------------------------------------------------
   (Exact name of registrant as specified in its charter)

          Georgia                             58-2126622
-------------------------------           -----------------------
(State of other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia              30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (770) 449-7800
                                                   --------------

--------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X          No
      ---             ---

                                    Form 10-Q
                                    ---------

                         Wells Real Estate Fund IX, L.P.
                         -------------------------------

                                      INDEX
                                      -----


                                                                                          Page No.
PART I.     FINANCIAL INFORMATION

            Item 1.  Financial Statements

                     Balance Sheets - September 30, 1997
                       and December 31, 1996...................................................3

                     Statements of Income for the Three Months and Nine Months
                       Ended September 30, 1997 and 1996.......................................4

                     Statements of Partners' Capital for the Year Ended
                       December 31, 1996 and the Nine Months
                       Ended September 30, 1997................................................5

                     Statements of Cash Flows for the Nine Months
                       Ended September 30, 1997 and 1996.......................................6

                     Condensed Notes to Financial Statements...................................7

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations...............................................................10


PART II.    OTHER INFORMATION.................................................................17

                         WELLS REAL ESTATE FUND IX, L.P.
                     (a Georgia Public Limited Partnership)

                                 BALANCE SHEETS


                      Assets                       September 30, 1997        December 31, 1996
                      ------                       ------------------        -----------------
Nonoperating real estate assets, at cost:
  Land                                                 $         0              $   607,930
  Construction in progress                                       0                  482,959
                                                       -----------              -----------
         Total nonoperating real estate assets                   0                1,090,889

Investment in joint venture (Note 2)                   $18,828,706              $ 4,929,728
Cash and cash equivalents                               10,346,656               23,557,985
Due from affiliates                                        268,850                   46,197
Deferred project costs                                     548,777                1,161,078
Organization costs, less accumulated
    amortization of $6,250 in December 1996
    and $10,937 in September 1997                           20,313                   25,000
Prepaid expenses and other assets                           45,000                  103,000
                                                       -----------              -----------

           Total assets                                $30,058,302              $30,913,877
                                                       ===========              ===========

      Liabilities and Partners' Capital
      ---------------------------------

Liabilities:
  Accounts payable and accrued expenses                $        18              $   393,001
  Partnership distribution payable                         395,715                  178,771
  Due to affiliates                                              0                  422,996
  Sales commissions payable                                      0                  166,701
                                                       -----------              -----------
           Total liabilities                               395,733                1,161,469
                                                       -----------              -----------

Partners' capital:
  General partners:                                              0                      206
  Limited partners:
      Class A - 2,944,776 units outstanding             25,271,156               24,911,231
      Class B - 555,224 units outstanding                4,391,413                4,840,871
      Original limited partner                                   0                      100
                                                       -----------              -----------

           Total partners' capital                      29,662,569               29,752,408
                                                       -----------              -----------

           Total liabilities and partners'
                  capital                              $30,058,302              $30,913,877
                                                       ===========              ===========

            See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND IX, L.P.
                     (a Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                 Three Months Ended                             Nine Months Ended
                                      -----------------------------------------      ----------------------------------------
                                      September 30, 1997     September 30, 1996      September 30, 1997    September 30, 1996
                                      ------------------     ------------------      ------------------    ------------------
Revenues:
   Equity in income of joint
     venture                              $   247,882            $         0            $   411,448            $         0
   Interest income                            138,106                135,635                490,608                215,961
                                          -----------            -----------            -----------            -----------
                                              385,988                135,635                902,056                215,961

Expenses:
   Computer cost                                2,354                  1,403                  6,516                  3,619
   Printing and notebooks                      (1,660)                 2,856                 13,516                 16,010
   Administrative salaries                      6,658                  7,796                 18,674                 20,490
   Office expense                               1,339                  1,974                  3,864                  5,780
   Postage                                      2,317                  1,937                 11,318                  2,416
   Taxes and licenses                               0                      0                     19                     30
   Other                                       (3,832)                (2,299)                     0                    229
   Accounting fees                                165                    300                 16,775                  2,950
   Legal fees                                     658                    313                  9,660                  1,233
   Investment analysis expense                      0                  5,366                  3,688                  9,945
   Professional fees                              453                  1,651                  1,689                  1,680
   Registration filing fees                         0                      0                    250                      0
   Amortization of organization
     costs                                      1,562                      0                  4,687                      0
   Bank service charge                          2,934                  2,300                  2,935                  2,300
                                          -----------            -----------            -----------            -----------
                                               12,948                 23,597                 93,591                 66,682
                                          -----------            -----------            -----------            -----------
   Net income                             $   373,040            $   112,038            $   808,465            $   149,279
                                          ===========            ===========            ===========            ===========

Net (loss) allocated to
   General Partners                       $         0            $         0            $      (206)           $         0

Net income allocated to
   Class A Limited Partners               $   577,831            $   112,038            $ 1,115,737            $   149,279

Net (loss) allocated to Class
   B Limited Partners                     $  (204,791)           $         0            $  (307,066)           $         0

Net income per Class A
   Limited Partner Unit                   $      0.20            $      0.12            $      0.38            $      0.19

Net (loss) per Class B
   Limited Partner Unit                   $     (0.37)           $         0            $      (.55)           $         0

Cash distribution per Class A
   Limited Partner Unit                   $      0.13            $      0.19            $      0.30            $      0.19

            See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND IX, L.P.
                     (a Georgia Public Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
           FOR THE YEAR ENDED DECEMBER 31, 1996 AND NINE MONTHS ENDED
                               SEPTEMBER 30, 1997


                                                                 Limited Partners
                                               ----------------------------------------------------
                                                      Class A                       Class B                                Total
                                                      -------                       -------                General       Partners'
                                   Original    Units            Amounts        Units        Amounts        Partners       Capital
                                   --------    -----            -------        -----        -------        --------       -------
BALANCE, December 31, 1995         $   100             0     $          0           0    $          0     $     500    $        600

  Net income (loss)                      0             0          330,270           0         (31,220)         (294)        298,756
  Limited partner contributions          0     2,935,931       29,359,306     564,069       5,640,694             0      35,000,000
  Partnership distributions              0             0         (328,196)          0               0             0        (328,196)
  Sales commissions and discounts        0             0       (2,935,927)          0        (564,073)            0      (3,500,000)
  Other offering expenses                0             0       (1,441,752)          0        (277,000)            0      (1,718,752)
  Class B conversion elections           0        (8,488)         (72,470)      8,488         (72,470)            0               0
                                   -------    ----------     ------------   ---------    ------------     ---------    ------------
BALANCE, December 31, 1996         $   100     2,927,443     $ 24,911,231     572,557    $  4,840,871     $     206    $ 29,752,408

  Net income (loss)                      0             0     $  1,115,737           0        (307,066)         (206)   $    808,465
  Partnership distributions              0             0         (893,601)          0               0             0        (893,601)
  Class B conversion elections           0        17,333          142,392     (17,333)       (142,392)            0               0
  Return of original Limited
    Partners Investments              (100)            0                0           0               0             0            (100)

  Sales commissions                      0             0           (4,603)          0               0             0          (4,603)
                                   -------    ----------     ------------   ---------    ------------     ---------    ------------

BALANCE, September 30, 1997        $     0     2,944,776     $ 25,271,156     555,224    $  4,391,413     $       0    $ 29,662,569
                                   =======    ==========     ============   =========    ============     =========    ============

            See accompanying condensed notes to financial statements

                         WELLS REAL ESTATE FUND IX, L.P.
                     (a Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                          Nine Months Ended
                                                                           -----------------
                                                               September 30, 1997      September 30, 1996
                                                               ------------------      ------------------
Cash flows from operating activities:
   Net income                                                    $    808,465              $    149,279
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Equity in income of joint ventures                            (411,449)                        0
       Amortization of organization costs                               4,687                         0
   Changes in assets and liabilities:
     Prepaids and other assets                                         58,000                   (40,000)
     Accounts payable                                                  (3,383)                   (1,600)
     Due to affiliates                                               (422,995)                   34,492
     Accounts receivable                                                  (58)                        0
                                                                 ------------              ------------
       Net cash provided by operating
         activities                                                    33,267                   142,171
                                                                 ------------              ------------

Cash flows from investing activities:
     Investment in joint ventures                                 (13,721,748)               (1,512,444)
     Deferred project costs paid                                            0                  (685,874)
     Distributions received from joint ventures                       259,356                         0
     Investment in real estate                                      1,065,857                         0
                                                                 ------------              ------------
       Net cash used in investing activities                      (12,396,535)               (2,198,318)
                                                                 ------------              ------------

Cash flows from financing activities:
     Limited partners' contributions                                        0                19,596,403
     Sales commissions paid                                          (171,304)               (1,845,711)
     Offering costs paid                                                    0                  (979,820)
     Distributions to partners from accumulated
       earnings                                                      (676,657)                        0
     Return of original limited partner investment                       (100)                        0
                                                                 ------------              ------------
       Net cash (used in) provided by financing
         activities                                                  (848,061)               16,770,872
                                                                 ------------              ------------

Net (decrease) increase in cash and cash
   equivalents                                                    (13,211,329)               14,714,725

Cash and cash equivalents, beginning of year                       23,557,985                       600
                                                                 ------------              ------------

Cash and cash equivalents, end of period                         $ 10,346,656              $ 14,715,325
                                                                 ============              ============
Supplemental disclosure of noncash investing
   activities:
     Deferred project costs applied to joint venture
       activities                                                $    612,300              $     64,952
                                                                 ============              ============

            See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND IX, L.P.
                     (A Georgia Public Limited Partnership)

                     Condensed Notes to Financial Statement

                               September 30, 1997

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a) General
     -----------
     Wells Real Estate Fund IX, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., as General Partners. The Partnership was formed on August 15, 1994, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing for investment purposes income-producing commercial properties or industrial properties.

     On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 26, 1996, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. The offering was terminated on December 30, 1996, at which time the Partnership had sold 2,935,931 Class A Status Units, and 564,069 Class B Status Units, held by a total of 1,841 and 257 Class A and Class B Limited Partners respectively, for total Limited Partner capital contributions of $35,000,000.

     The Partnership owns interests in properties through equity ownership in the following joint ventures: (i) Fund VIII and Fund IX Associates, a joint venture between the Partnership and Wells Real Estate Fund VIII, L.P. (the "Fund VIII - Fund IX Joint Venture"), and (ii) Fund IX and Fund X Associates, a joint venture between the Partnership and Wells Real Estate Fund X, L.P. (the "Fund IX - Fund X Joint Venture").

     As of September 30, 1997, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four-story office building in Madison, Wisconsin (the "Cellular One Office Building"), which is owned by the Fund VIII-Fund IX Joint Venture; (ii) a one-story office building in Farmer's Branch, Texas (the "TCI Building"), which is owned by the Fund VIII-Fund IX Joint Venture; (iii) a three-story office building under construction in Knoxville, Tennessee (the "ABB Building"), which is owned by the Fund IX-Fund X Joint Venture; (iv) a two-story office building in Irvine, California (the "Matsushita Building"), which is owned by the Fund VIII-Fund IX Joint Venture; and (v) a two-story office building in Boulder County, Colorado (the "Cirrus Logic Building"), which is owned by the Fund VIII-Fund IX Joint Venture.

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

2)   Investment in Joint Ventures
     ----------------------------

     The Partnership owns interests in five properties as of September 30, 1997, through investments in the joint ventures described above. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information on investments in joint ventures, see Form 10-K for the Partnership for the year ended December 31, 1996.

     The following describes additional information about the properties in which the Partnership owned an interest as of September 30, 1997:

     Fund IX - Fund X Joint Venture
     ------------------------------

     On March 20, 1997, the Partnership and Well Real Estate Fund X, L.P. ("Wells Fund X"), a Georgia public limited partnership affiliated with the Partnership through common general partners, formed a joint venture known as Fund IX and Fund X Associates (the "Fund IX-X Joint Venture"). Although the ultimate percentages of ownership in the Fund IX-X Joint Venture have not yet been finally determined, it is anticipated that the Partnership will hold an approximately 50% equity interest in the two properties described below. The Partnership has reserved sufficient funds for this purpose. The total cost to complete both properties is anticipated to be approximately $13,000,000. As of September 30, 1997, the Partnership had contributed $3,691,765 and Wells Fund X had contributed $2,150,000 for total contributions of $5,841,765 to the Fund IX - Fund X Joint Venture for the acquisition and development of the two properties. At this time, the Partnership's equity interest in the Fund IX - Fund X Joint Venture is approximately 63.2%, and Well's Fund X equity interest in the Fund IX - Fund X Joint Venture is 36.8%.

     The ABB Property
     ----------------

     On March 20, 1997, the Partnership contributed a 5.62 acre tract of real property in Knoxville, Knox County, Tennessee and improvements thereon (the "ABB Property"), valued at $1,306,393. As of September 30, 1997, the Partnership had contributed $3,041,765 and Wells Fund X had contributed $1,500,000 toward the development of this project for total contributions of $4,541,765.

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

     ABB Environmental Systems, a subsidiary of ABB, Inc., has executed a lease for 55,000 rentable square feet comprising approximately 66% of the building. The initial term of the lease will be 9 years and 11 months commencing on substantial completion of the project which is currently anticipated to be January 1, 1998. ABB has the option to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal monthly installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. In addition to the base rent, ABB is required to pay additional rent equal to its share of operating expenses during the lease term.

     It is currently anticipated that the total cost to complete this project will be approximately $7,800,000. Although the ultimate percentage of ownership in the Fund IX - Fund X Joint Venture has not yet been finally determined, it is anticipated that the Partnership will contribute $858,235 and Wells Fund X will contribute $2,400,000 to the remaining cost of approximately $3,258,235 for an approximate 50% equity interest each.

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

     Oklahoma City Project
     ---------------------

     On May 30, 1997, the Fund IX - Fund X Joint Venture entered into an agreement for the purchase and sale of real property with Wells Development Corporation ("Wells Development"), an affiliate of the General Partners, for the acquisition of a one-story building to be developed on property located in Oklahoma City, Oklahoma (the "Oklahoma City Project"). The Fund IX - Fund X Joint Venture will purchase the Oklahoma City Project for a purchase price which is currently anticipated to be approximately $5,200,000. Under the terms of its contract with Wells Development, the Fund IX - Fund X Joint Venture was required to make an earnest money deposit to Wells Development in the amount of $1,300,000. The earnest money deposit was used to fund the purchase of the land upon which the Oklahoma City property will be developed and will also be used to fund the initial costs of construction and development of the project. The Partnership and Wells Fund X made capital contributions of $650,000 each to the Fund IX - Fund X Joint Venture to provide the Joint Venture with sufficient funds with which to make the required earnest money deposit to Wells Development.

     The site of the Oklahoma City Project consists of approximately 5.3 acres and, when completed, the Oklahoma City Project will be a one-story office building containing 57,186 net rentable square feet. An agreement was signed with ADEVCO Corporation to supervise, manage and coordinate the planning, design, construction and completion of the property.

     Lucent Technologies, Inc., a world-wide leader in the telecommunications technology producing a variety of communication products, has executed a lease agreement with Wells Development to lease the entire Oklahoma City Project upon completion. The initial item of the lease will be ten years commencing on substantial completion of the project which is currently anticipated to be January 1, 1998. Lucent Technologies has the option to extend the initial term of the lease for two additional five year periods. The annual base rent payable during the initial term is $508,383 payable in equal monthly installment of $42,365 during the first five years and $594,152 payable in equal monthly installments of $49,513 during the second five years of the lease term. The annual base rent for each extended term will be at market rental rates. In addition to the base rent, Lucent Technologies will be required to pay additional rent equal to its share of operating expenses during the lease term.

     It is currently anticipated that the total cost to complete the property which is estimated to be approximated $5,200,000, will be contributed equally by the Partnership and Wells Fund X for an ultimate percentage ownership of approximately 50% for each Partnership. The Partnership has reserved sufficient funds for this purpose. For further information regarding the contract entered into between the Fund IX - Fund X Joint Venture and Wells Development and the development of the Oklahoma City Project, refer to Supplement No. 2 dated September 17, 1997, to the Prospectus of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. dated December 31, 1996, contained in Post-Effective Amendment No. 2 to the Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. which was filed with the Commission on September 17, 1997 (Commission File No. 333-7979).


     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
     ------------------------------------------------------------------------
     RESULTS OF OPERATION.
     ---------------------

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     (a) General
     -----------

     On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 26, 1996, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. The offering was terminated on December 30, 1996, at which time the Partnership had sold 2,935,931 Class A Status Units, and 564,069 Class B Status Units, held by a total of 1,841 and 257 Class A and Class B Limited Partners respectively, for total Limited Partner capital contributions of $35,000,000. After payment of $1,400,000 in Acquisition and Advisory Fees and expenses, payment of $5,250,000 in selling commissions and organization and offering expenses, the investment by the Partnership of $14,389,357 in the Fund VIII - Fund IX Joint Venture and $3,691,765 in the Fund IX - Fund X Joint Venture, as of September 30, 1997, the Partnership was holding net offering proceeds of $10,268,878 available for investment in properties. As of September 30, 1997, the developed properties owned by the Fund VIII - Fund IX Joint Venture was 90% occupied.

     Gross revenues of the Partnership of $385,988 for the three months and $902,056 for the nine months ended September 30, 1997, and $135,635 for the three months and $215,961 for the nine months ended September 30, 1996, were attributable primarily to interest income earned on funds held by the Partnership prior to the investment in properties, as well as income earned from the investment in joint ventures for both periods in 1997. Total expenses of the Partnership increased from $66,682 for the nine months ended September 30, 1996, to $93,591 for the nine months ended September 30, 1997, as a result of increased postage expenses and accounting and legal fees. Total expenses of the Partnership decreased from $23,597 for the three months ended September 30, 1996, to $12,948 for the three months ended September 30, 1997, as a result of an overall reduction of expenses, primarily in the areas of printing and notebooks and investment and analysis expense. Net income of the Partnership was $808,465 for the nine months ended September 30, 1997, as compared to $149,279 for the same period in 1996, and $373,040 for three months ended September 30, 1997, as compared to $112,038 for the same period in 1996, due primarily to increased revenues.

     For the nine months ended September 30, 1997, net income allocated to Class A Limited Partners was $.38 per Unit, net loss allocated to Class B Limited Partners was $.55 per Unit and net loss allocated to General Partners was $206 for 1997.

     The Partnership's net cash provided by operating activities decreased to $33,267 for 1997 as compared to $142,171 for 1996 which is due primarily to a decrease in due to affiliates. Net cash used in investing activities increased to $12,396,535 from $2,198,318 which was the result of $13,721,748 investments in joint venture. Net cash from financing activities decreased from $16,770,872 provided by in 1996, to $(848,061) used in financing activities in 1997, due to the termination of the offering in December 1996. As a result, cash and cash equivalents decreased from $14,715,325 as of September 30, 1996, to $10,346,656 as of September 30, 1997.

     The Partnership's distribution to holders of Class A Status Units for the third quarter ended September 30, 1997, will be paid in October, 1997, from Investment Income. Although there is no assurance, the Partnership anticipates that distributions will continue to be paid on a quarterly basis.

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

     The Partnership expects to make future real estate investments, directly or through investments in joint ventures from limited partnership contributions. As of September 30, 1997, the Partnership has reserved $10,268,878 for this purpose including approximately $250,000 towards the completion of the office building in Madison, Wisconsin owned by the Fund VIII-Fund IX Joint Venture and approximately $858,235 towards the completion of the office building in Knoxville, Tennessee owned by the Fund IX - Fund X Joint Venture.

Property Operations
-------------------

As of September 30, 1997, the Partnership owned interests in the following operational property:

The TCI Building/Fund VIII-Fund IX  Joint Venture
-------------------------------------------------

                                              Three Months Ended      Nine Months Ended
                                              September 30, 1997      September 30, 1997
                                              ------------------      ------------------
Revenues:
     Rental income                                 $118,273                $345,862

Expenses:
     Depreciation                                    41,648                 124,945
     Management & leasing expense                     2,389                  11,196
     Other operating expenses                         2,167                   8,556
                                                   --------                --------
                                                     46,204                 144,697
                                                   --------                --------

     Net income                                    $ 72,069                $201,165
                                                   ========                ========

Occupied %                                            100.0%                  100.0%

Partnership's Ownership % in the
     Fund VIII - Fund IX Joint Venture                 49.9%                   49.9%

Cash distribution to Partnership                   $ 53,608                $153,505

Net income allocated to Partnership                $ 35,965                $100,509


On October 10, 1996, the Fund VIII-Fund IX Joint Venture purchased a one-story office building containing approximately 40,000 rentable square feet, located on approximately 4.864 acres of land in Farmer's Branch, Dallas, Texas (the "TCI Building") for a purchase price of $4,450,000 excluding acquisition costs.

The TCI Building is leased to TCI Valwood Limited Partnership I for a period of fifteen years, with options to extend the lease for three consecutive five-year periods. The annual base rent is $430,001 during the first five years, $454,001 during the next five years and $482,001 during the last five years. The TCI lease commenced on July 19, 1996 and was assigned by the seller to the Fund VIII-Fund IX Joint Venture at closing.

Since the TCI Building was purchased in October 1996, comparative income and expense figures for the prior year are not available.

The Matsushita Building/Fund VIII-Fund IX  Joint Venture
--------------------------------------------------------


                                           Three Months Ended      Nine Months Ended
                                           September 30, 1997      September 30, 1997
                                           ------------------      ------------------
Revenues:
     Rental income                           $     270,821           $    493,486
     Interest income                                     0                  1,511
                                             -------------           ------------
                                                   270,821                494,997
                                             -------------           ------------

Expenses:
     Depreciation                                   54,219                161,452
     Management & leasing expense                   13,496                 25,376
     Other operating expenses                          950                  1,943
                                             -------------           ------------
                                                    68,665                188,771
                                             -------------           ------------

     Net income                              $     202,156           $    306,226
                                             =============           ============

Occupied %                                           100.0%                 100.0%

Partnership's Ownership % in the
     Fund VIII - Fund IX Joint Venture                49.9%                  49.9%

Cash distribution to Partnership             $      65,464           $    101,094

Net income allocated to Partnership          $     100,883           $    152,861


On January 10, 1997, the Fund VIII-Fund IX Joint Venture acquired a two-story office building containing approximately 63,417 rentable square feet on a 4.4 acre tract of land located in the Irvine Spectrum planned business community in metropolitan Orange County, California (the "Matsushita Building") for a purchase price of $7,193,000 excluding acquisition costs.

The entire Matsushita Building is currently under a net lease to Matsushita Avionics Systems Corporation. Matsushita Avionics' rental payment obligations do not begin until the ninth month of the lease term which commenced when Matsushita Avionics took possession in September 1996. Commencing in May 1997, the ninth month of the lease term, the monthly base rental payable by Matsushita Avionics under the lease is $45,879.47 through the 12th month of the lease term. The monthly base rental payable under the lease for the 13th month of the lease term through the 30th month of the lease term is $57,709.47; the monthly base rental payable for the 31st month of the lease term through the 60th month of the lease term is $59,611.98; and the monthly base rental payable for the 61st month of the lease term through the 84th month of the lease term is $61,831.58. The base rental payable during the option periods, if Matsushita Avionics exercises its option to extend the lease, is 95% of the then-market rental rate for office space in other comparable buildings located in the Irvine area of southern California.

Since the Matsushita Building was purchased in January 1997, comparative income and expense figures for the prior year are not available.

The Cirrus Logic Building/Fund VIII-Fund IX  Joint Venture
----------------------------------------------------------


                                              Three Months Ended      Seven Months Ended
                                              September 30, 1997      September 30, 1997
                                              ------------------      ------------------
Revenues:
     Rental income                               $     197,344           $    399,835
     Interest income                                    21,345                 21,402
                                                 -------------           ------------
                                                       218,689                421,237
                                                 -------------           ------------

Expenses:
     Depreciation                                       72,874                158,900
     Management & leasing expense                       10,348                 16,949
     Other operating expenses                              368                  7,336
                                                 -------------           ------------
                                                        83,590                183,185
                                                 -------------           ------------

     Net income                                  $     135,099           $    238,052
                                                 =============           ============

Occupied %                                               100.0%                 100.0%

Partnership's Ownership % in the
     Fund VIII - Fund IX Joint Venture                    49.9%                  49.9%

Cash distribution to Partnership                 $      89,984           $    153,030

Net income allocated to Partnership              $      67,419           $    118,847


On February 20, 1997, the Fund VIII-Fund IX Joint Venture purchased a two-story partially completed office building in Boulder County, Colorado (the "Cirrus Logic Building") for $7,029,000 excluding acquisition costs. Construction of the 49,460 square foot building was substantially completed in March, 1997.

Cirrus Logic, Inc. has leased the entire building for a fifteen year term beginning March 17, 1997. The annual base rental under the term of the Cirrus Logic lease is $617,656 for the first five years, will be increased by 10% in the ninth through tenth years and will be increased an additional 10% in years eleven through fifteen.

Since the Cirrus Logic Building was purchased in February 1997 and was not completed until March 1997, comparative income and expense figures for the prior year are not available.

The Cellular One Building/Fund VIII-Fund IX Joint Venture
---------------------------------------------------------


                                          Three Months Ended      Four Months Ended
                                          September 30, 1997      September 30, 1997
                                          ------------------      ------------------
Revenues:
     Rental income                           $     239,645           $    279,753

Expenses:
     Depreciation                                  118,500                156,500
     Management & leasing expense                   24,817                 24,817
     Other operating expenses                        8,937                 19,812
                                             -------------           ------------
                                                   152,254                201,129
                                             -------------           ------------

     Net income                              $      87,391           $     78,624
                                             =============           ============

Occupied %                                            75.0%                  75.0%

Partnership's Ownership % in the
     Fund VIII - Fund IX Joint Venture                49.9%                  49.9%

Cash distribution to Partnership             $      59,731           $     74,322

Net loss allocated to Partnership            $      43,612           $     39,231


On September 17, 1996, the Fund VIII - Fund IX Joint Venture purchased a 7.09 acre tract of real property in Madison, Dane County, Wisconsin. Total cost and expenses to be incurred by the Fund VIII - Fund IX Joint Venture for the acquisition, development, construction and completion of the 101,727 rentable square foot building is estimated to be approximately $10,500,000. It is anticipated that the Partnership and Wells Fund VIII will fund equally the approximately $500,000 needed to complete construction on this project.

In September 1997, Cellular One, a subsidiary of BellSouth Corporation, occupied its leased space of 76,276 square feet comprising approximately 75% of the building. The initial term of the lease is 9 years and 11 months beginning in September 1997, with the option to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $862,500 payable in equal monthly installments of $71,875 during the first five years and $975,000 payable in equal monthly installments of $81,250 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates.

Since the building opened September 15, 1997, comparative income and expenses figures are not available for prior periods.

                           PART II - OTHER INFORMATION
                           ---------------------------

         ITEM 6 (b). No reports on Form 8-K were filed during the third quarter of 1997.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WELLS REAL ESTATE FUND IX, L.P.
                                    (Registrant)
         Dated: November 10, 1997   By: /s/ Leo F. Wells, III
                                        ---------------------
                                    Leo F. Wells, III, as Individual
                                    General Partner and as President,
                                    Sole Director and Chief Financial
                                    Officer of Wells Capital, Inc., the
                                    General Partner of Wells Partners, L.P.