Form 10-K
period 1997-12-31
WELLS REAL ESTATE FUND IX LP
filed 1998-03-25
CIK 929921

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)

[X]    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       [Fee Required]

For the fiscal year ended     December 31, 1997 or
                              ------------------------------------------------------------------

[ ]    Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
       [No Fee Required]

For the transition period from                         to
                              ------------------------------------------------------------------
Commission file number        0-22039
                              ------------------------------------------------------------------

                                 Wells Real Estate Fund IX, L.P.
------------------------------------------------------------------------------------------------
                        (Exact name of registrant as specified in its charter)

                Georgia                                                 58-2126622
----------------------------------------                 ---------------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer Identification Number)
   incorporation or organization)

   3885 Holcomb Bridge Road
   Norcross, Georgia                                                       30092
----------------------------------------                 ---------------------------------------
(Address of principal executive offices)                                (Zip Code)

Registrant's telephone number, including area code  (770) 449-7800
                                                    --------------------------------------------

Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class                                Name of exchange on which registered
----------------------------                        --------------------------------------------
            NONE                                                        NONE
----------------------------                        --------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                             NONE
------------------------------------------------------------------------------------------------
                                        (Title of Class)

                                             NONE
------------------------------------------------------------------------------------------------
                                        (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

Aggregate market value of the voting stock held by non-affiliates:    Not Applicable
                                                                      --------------------------

                                     PART I
                                     ------

ITEM  1.  BUSINESS
------------------

GENERAL

Wells Real Estate Fund IX, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a non-public Georgia limited partnership, as General Partners. The Partnership was formed on August 15, 1994, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing for investment purposes income- producing commercial properties or industrial properties.

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

As of December 31, 1997, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four-story office building in Madison, Wisconsin (the "US Cellular Building"), which is owned by the Fund VIII - Fund IX Joint Venture; (ii) a one-story office building in Farmer's Branch, Texas (the "TCI Building"), which is owned by the Fund VIII - Fund IX Joint Venture; (iii) a three-story office building under construction in Knoxville, Tennessee (the "ABB Building"), which is owned by the Fund IX - Fund X Joint Venture; (iv) a two-story office building in Irvine, California (the "Matsushita Building"), which is owned by the Fund VIII - Fund IX Joint Venture; and (v) a two-story office building in Boulder County, Colorado (the "Cirrus Logic Building"), which is owned by the Fund VIII -Fund IX Joint Venture.

EMPLOYEES

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 "Compensation of General Partners and Affiliates," for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1997.

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

ITEM 2.  PROPERTIES.
--------------------

The Partnership owns interests in five properties through its investment in joint ventures of which all are office buildings. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1997, these properties were 84.42% occupied, down from 100% at December 31, 1996.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1997, assuming no exercise of renewal options or termination rights:

                                                                           PARTNERSHIP                          PERCENTAGE OF
                                                                            SHARE OF                                TOTAL
                    NUMBER OF                           ANNUALIZED         ANNUALIZED        PERCENTAGE OF       ANNUALIZED
 YEAR OF LEASE        LEASES         SQUARE FEET        GROSS BASE         GROSS BASE        TOTAL SQUARE        GROSS BASE
  EXPIRATION         EXPIRING          EXPIRING          RENT (1)           RENT (1)         FEET EXPIRING          RENT
---------------    ----------       ------------       -----------        ------------      ---------------     -------------

1998                    -                   -                   -                  -                  -                  -
1999                    -                   -                   -                  -                  -                  -
2000                    -                   -                   -                  -                  -                  -
2001                    -                   -                   -                  -                  -                  -
2002                    -                   -                   -                  -                  -                  -
2003                    -                   -                   -                  -                  -
2004                    -                   -                   -                  -                  -                  -
2005                    -                   -                   -                  -                  -                  -
2006                    -                   -                   -                  -                  -                  -
2007 (2)                2             131,276          $1,646,648           $822,220              100.0%             100.0%
---------------    ----------       ------------       -----------        ------------      ---------------     -------------
                        2             131,276          $1,646,648           $822,220              100.0%             100.0%

----------
(1)  Average monthly gross rent over the life of the lease, annualized.

(2) Expiration of 76,276 square feet of US Cellular lease, Madison, Wisconsin, and 55,000 square feet of ABB lease, Knoxville, Tennessee.

The following describes the properties in which the Partnership owns an interest as of December 31, 1997:

FUND VIII - FUND IX JOINT VENTURE
---------------------------------

On June 10, 1996, the Partnership and Wells Real Estate Fund VIII, L.P. ("Wells Fund VIII"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, formed a joint venture known as Fund VIII and Fund IX Associates (the "Fund VIII - Fund IX Joint Venture"). The investment objectives of Wells Fund VIII are substantially identical to those of the Partnership. As of December 31, 1997, the Partnership had contributed $14,389,358 for an approximately 50% equity interest, and Wells Fund VIII had contributed $14,401,425 for an approximately 50% equity interest in the Fund VIII - Fund IX Joint Venture. Although the ultimate percentages of ownership in the Fund VIII - Fund IX Joint Venture have not yet been finally determined, it is anticipated that Wells Fund VIII will contribute the remaining cost of approximately $500,000 to complete the US Cellular Building, in which event, the Partnership would have an approximately 49% equity interest in the Fund VIII Fund IX Joint Venture.

US Cellular Building
--------------------

On June 17, 1996, the Fund VIII - Fund IX Joint Venture purchased a 7.09 acre tract of real property in Madison, Dane County, Wisconsin for a total cost of
$859,255 including closing costs.   The majority of construction has been
completed on a four-story office building containing approximately 101,727 rentable square feet (the "US Cellular Building").

In June, 1997, US Cellular, a subsidiary of BellSouth Corporation, occupied its leased space of 76,276 rentable square feet comprising approximately 75% of the building. The initial term of the lease is 9 years and 11 months beginning in June 1997, with the option to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $902,418 payable in equal monthly installments of $75,201 during the first five years and $1,016,822 payable in equal monthly installments of $84,735 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. US Cellular is required to pay additional rent equal to its share of operating expenses during the lease term. Cellular One changed its name to US Cellular as of October 31, 1997.

The land purchase and construction costs, to date, have been funded by capital contributions of $5,012,444 by the Partnership and $4,987,444 by Wells Fund
VIII. It is currently anticipated that the total cost to complete the property is estimated to be approximately $10,500,000. It is anticipated that Wells Fund VIII will fund the approximately $500,000 needed to complete construction on this project.

The average effective annual rental per square foot at the US Cellular Building was $8.87 for 1997, the first year of occupancy. The occupancy rate at year end was 75% in 1997.

The TCI Building
----------------

On October 10, 1996, the Fund VIII - Fund IX Joint Venture purchased a one-story office building containing approximately 40,000 rentable square feet, located on approximately 4.864 acres of land in Farmer's Branch, Dallas County, Texas for a purchase price of $4,450,000 excluding acquisition costs (the "TCI Building").

The funds used by the Fund VIII - Fund IX Joint Venture to acquire the TCI Building were derived from capital contributions made by the Partnership and Wells Fund VIII totaling $2,236,530 and $2,238,170, respectively, for total contributions to the Fund VIII - Fund IX Joint Venture of $4,474,700, including acquisition costs. The Partnership currently owns an approximately 50% equity interest in the Fund VIII - Fund IX Joint Venture.

The TCI Building is leased to TCI Valwood Limited Partnership I for a period of fifteen years, with options to extend the lease for three consecutive five-year periods. The annual base rent is $430,001 during the first five years, $454,001 during the next five years and $482,001 during the last five years. The TCI lease commenced on July 19, 1996 and was assigned by the seller to the Fund VIII
- Fund IX Joint Venture on October 10, 1996. The lease agreement is a net lease in that the tenant is responsible for the operating expenses including real estate taxes.

The occupancy rate at the TCI Building at year end was 100% in 1997 and for the last three months of 1996. The average effective rental per square foot in the TCI Building is $11.49 for 1997 and 1996, the first year of ownership.

The Matsushita Building
-----------------------

On January 10, 1997, the Fund VIII - Fund IX Joint Venture acquired a two story office building containing approximately 65,006 rentable square feet on a 4.4 acre tract of land located at 15253 Bake Parkway, in the Irvine Spectrum planned business community in metropolitan Orange County, California (the "Matsushita Building"). The total consideration paid for the Matsushita Building was $7,193,000 excluding acquisition expenses.

The Matsushita Building was originally constructed in 1984 and was completely refurbished in 1996. The entire Matsushita Building is currently under a net lease dated April 29, 1996 (the "Lease") to Matsushita Avionics Systems Corporation, a Delaware corporation ("Matsushita Avionics"), which Lease was assigned to the Fund VIII - Fund IX Joint Venture at the closing. The Lease currently expires in September 2003, and Matsushita Avionics has the option to extend the Lease for two additional five-year periods.

The Lease provides that Matsushita Avionics' rental payment obligations do not commence until the ninth month of the lease term which commenced when Matsushita Avionics took possession in September 1996. Commencing in May 1997, the ninth month of the lease term, the monthly base rental payable by Matsushita Avionics under the Lease is $45,879.47 through the 12th month of the lease term. The monthly base rental payable under the Lease for the 13th month of the lease term through the 30th month of the lease term is $57,709.47; the monthly base rental payable for the 31st month of the lease term through the 60th month of the lease term is $59,611.98, and the monthly base rental payable for the 61st month of the lease term through the 84th month of the lease term is $61,831.58. The base rental payable during the option periods, if Matsushita Avionics exercises its option to extend the Lease, is 95% of the then current market rental rate for office space in other comparable buildings located in the Irvine area of southern California. Under the Lease, Matsushita Avionics is responsible for all utilities, taxes, insurance and other operating expenses during the term of the Lease.

The funds used by the Fund VIII - Fund IX Joint Venture to acquire the Matsushita Building were derived entirely from capital contributions made to the Fund VIII Fund IX Joint Venture by the Partnership and Wells Fund VIII. The Partnership and Wells Fund VIII made capital contributions of approximately $3,608,109 and $3,620,316, respectively, to fund the purchase of the building, for total capital contributions to the Fund VIII - Fund IX Joint Venture with respect to the Matsushita Building of approximately $7,228,425.

The average effective rental per square foot at the Matsushita building is $9.91 for 1997, the first year of ownership. The occupancy rate at year end was 100% in 1997.

For additional information regarding the Matsushita Building, refer to the Form 8-K of Wells Real Estate Fund IX, L.P. dated January 10, 1997 (Commission File No. 0-22039).

The Cirrus Logic Building
-------------------------

On February 20, 1997, the Fund VIII - Fund IX Joint Venture acquired a 4.26 acre tract of real property in Broomfield, Colorado, located in Boulder County in the Denver/Boulder metropolitan area (the "Denver Property"). A two-story office building containing approximately 50,400 rentable square feet has been constructed on the Denver Property (the "Cirrus Logic Building"). The Denver Property is part of the Interlocken Business Park, a 963-acre business development for advanced technology and research/development oriented companies. The purchase price paid for the Cirrus Logic Building was $7,029,000, excluding acquisition costs. Construction of the Cirrus Logic building was substantially completed in March 1997 with Cirrus Logic, Inc. occupying the entire building.

Cirrus Logic is a Nasdaq-listed corporation and will use the leased premises as office space for employees who design computer chips for the company's mass storage division. The lease, as well as Cirrus Logic's obligation to pay rent, commenced on the date upon which Cirrus Logic took occupancy of the building. The lease with Cirrus Logic provides for a term of 15 years from the commencement date. Cirrus Logic has the option to renew the lease for two additional terms of five years each. The base rental payable during any such extended term would be 95% of the then current market rental rate for comparable office buildings in the Boulder County area.

The initial base annual rent payable by Cirrus Logic under its lease is equal to 10.29% of the costs related to acquiring the Denver Property and constructing the Cirrus Logic Building; however, in no event shall the initial base annual rent exceed $13.81 per square foot of leasable space. The base annual rent derived from this formula will be increased by 10% beginning with the sixth year of the lease and will be increased another 10% beginning with the eleventh year of the lease.

Under its lease, Cirrus Logic is responsible for all utilities, cleaning, taxes and other operating expenses and for maintaining property and liability
insurance on the Cirrus Logic Building.   The Fund VIII - Fund IX Joint Venture
shall maintain for its own benefit liability insurance for the Cirrus Logic Building as well as insurance for fire, vandalism and malicious mischief.

The funds used by the Fund VIII - IX Joint Venture to acquire the Cirrus Logic Building were derived entirely from capital contributions made to the Fund VIII
- IX Joint Venture by the Partnership and Wells Fund VIII. The Partnership and Wells Fund VIII each made capital contributions of approximately $3,532,275 and $3,555,495, respectively, to fund the purchase of the property, for total capital contributions to the Fund VIII - Fund IX Joint Venture with respect to the Cirrus Logic Building of approximately $7,087,770.

The average effective rental rate per square foot at the Cirrus Logic Building is $13.25 for 1997, the first year of occupancy. The occupancy rate at year end was 100% in 1997.

For additional information regarding the Cirrus Logic Building, refer to the Form 8-K of Wells Real Estate Fund IX, L.P. dated February 20, 1997 (Commission File No. 0-22039).

FUND IX - FUND X JOINT VENTURE
------------------------------

On March 20, 1997, the Partnership and Well Real Estate Fund X, L.P. ("Wells Fund X"), a Georgia public limited partnership affiliated with the Partnership through common general partners, formed a joint venture known as Fund IX and Fund X Associates (the "Fund IX-X Joint Venture"). Although the ultimate percentages of ownership in the Fund IX-X Joint Venture have not yet been finally determined, it is anticipated that the Partnership will hold an approximately 50% equity interest in the two properties described below. The Partnership has reserved sufficient funds for this purpose. The total cost to complete both properties is anticipated to be approximately $13,000,000. As of December 31, 1997, the Partnership had contributed $4,191,765, and Wells Fund X had contributed $4,150,000, for total contributions of $8,341,765 to the Fund IX
- Fund X Joint Venture for the acquisition and development of the two properties. At this time, the Partnership's equity interest in the Fund IX - Fund X Joint Venture is approximately 50.3%, and Well's Fund X equity interest in the Fund IX - Fund X Joint Venture is 49.7%. The Partnership has reserved sufficient funds to complete these projects.

The ABB Property
----------------

On March 20, 1997, the Partnership contributed a 5.62 acre tract of real property in Knoxville, Knox County, Tennessee and improvements thereon (the "ABB Property"), valued at $1,306,393. As of December 31, 1997, the Partnership had contributed $3,541,764 and Wells Fund X had contributed $3,500,000 toward the development of this project for total contributions of $7,041,764.

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

It is currently anticipated that the total cost to complete this project will be approximately $7,800,000. Although the ultimate percentage of ownership in the Fund IX - Fund X Joint Venture has not yet been finally determined, it is currently anticipated that the Partnership will contribute approximately $358,235 and Wells Fund X will contribute approximately $400,000 to the remaining cost of approximately $758,235 for an approximate 50% equity interest each.

The Partnership has reserved sufficient funds for this purpose. For further information regarding the ABB Property and the formation of the Fund IX - Fund X Joint Venture for the development of the ABB Property, refer to Form 8-K of Wells Real Estate Fund IX, L.P. dated December 13, 1996 (Commission File No. 33-83852-01) and Supplement No. 1 dated March 27, 1997, to the Prospectus of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. dated December 31, 1996, contained in Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., which was filed with the Commission on April 1, 1997 (Commission File No. 333-
7979).

Oklahoma City Project
---------------------

On May 30, 1997, the Fund IX - Fund X Joint Venture entered into an agreement for the purchase and sale of real property with Wells Development Corporation ("Wells Development"), an affiliate of the General Partners, for the acquisition of a one-story building to be developed on property located in Oklahoma City, Oklahoma (the "Oklahoma City Project"). It is anticipated that the Fund IX - Fund X Joint Venture will purchase the Oklahoma City Project for a purchase price which is currently anticipated to be approximately $5,200,000. Under the terms of its contract with Wells Development, the Fund IX - Fund X Joint Venture was required to make an earnest money deposit to Wells Development in the amount of $1,300,000. The earnest money deposit was used to fund the purchase of the land upon which the Oklahoma City property will be developed and will also be used to fund the initial costs of construction and development of the project. The Partnership and Wells Fund X made the required escrow contribution of

$650,000 each on behalf of the Fund IX - Fund X Joint Venture to Wells Development Corporation.

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

It is currently anticipated that the total cost to complete the property which is estimated to be approximated $5,200,000, will be contributed equally by the Partnership and Wells Fund X for an ultimate percentage ownership of approximately 50% for each partnership. The Partnership has reserved sufficient funds for this purpose. For further information regarding the contract entered into between the Fund IX - Fund X Joint Venture and Wells Development and the development of the Oklahoma City Project, refer to Supplement No. 2 dated September 17, 1997, to the Prospectus of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. dated December 31, 1996, contained in Post-Effective Amendment No. 2 to the Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., which was filed with the Commission on June 17, 1997 (Commission File No. 333-7979).

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1997.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1997.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.
----------------------------------------------------------------------------

The offering for sale of Units in the Partnership terminated on December 30, 1996, at which time the Partnership had 2,935,931 outstanding Class A Status Units held by a total of 1,841 Limited Partners and 564,069 outstanding Class B Status Units held by a total of 257 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Class A Status Limited Partners are entitled to a distribution from Net Cash from Operations, as defined in the Partnership Agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per Unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A Status Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash from Operations will be distributed to Limited Partners holding Class B Status Units. Holders of Class A Status Units will, except in limited circumstances, be allocated none of the Partnership's net loss, depreciation, amortization and cost recovery deductions. These deductions will be allocated to the Class B Status Units, until their capital account balances have been reduced to zero. No distributions have been made to the General Partners as of December 31, 1997.

Cash available to distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners select to have their cash distributed monthly. Cash distributions made to Class A Status Limited Partners during the two most recent fiscal years were as follows:

                                    PER CLASS A STATUS UNIT
                          --------------------------------------------

    DISTRIBUTION FOR        TOTAL CASH     INVESTMENT      RETURN OF
     QUARTER ENDED         DISTRIBUTED       INCOME         CAPITAL
------------------------  --------------  -------------  -------------

March 31, 1996                $      0        $0.00          $0.00
June 30, 1996                 $      0        $0.00          $0.00
September 30, 1996            $149,279        $0.19          $0.00
December 31, 1996             $178,917        $0.09          $0.00
March 31, 1997                $222,805        $0.09          $0.00
June 30, 1997                 $275,283        $0.09          $0.00
September 30, 1997            $395,513        $0.13          $0.00
December 31, 1997             $397,755        $0.15          $0.00

The fourth quarter distribution was accrued for accounting purposes in 1997, and was not actually paid to Limited Partners until February, 1998. Although there is no assurance, the General Partners anticipate that cash distributions to Limited Partners holding Class A Status Units will continue in 1998 at a level at least comparable with 1997 cash distributions on an annual basis.

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

The following sets forth a summary of the selected financial data for the fiscal year ended December 31, 1997, and the eleven months ended December 31, 1996:

                                         1997             1996
                                   ----------------  ---------------
Total assets                         $29,945,898       $30,913,877
Total revenues                         1,199,300           406,891
Net income                             1,091,766           298,756
Net loss allocated
 to General Partners                        (206)             (294)
Net income allocated to
 Class A Limited Partners              1,564,778           330,270
Net loss allocated to
 Class B Limited Partners               (472,806)          (31,220)
Net income per weighted
 average (1) Class A
 Limited Partner Unit                       0.53              0.28
Net loss per weighted
 average (1) Class B
 Limited Partner Unit                      (0.77)            (0.11)
Cash Distributions per
 weighted average (1)
Class A Limited Partner Unit:
 Investment Income                          0.46              0.28
 Return of Capital                          0.00              0.00

----------
(1) The weighted average unit is calculated by averaging units over the period they are outstanding during the time units are still being purchased by Limited Partners in the Partnership.

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

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

General
-------

The Partnership commenced active operations on February 12, 1996, when it received and accepted subscriptions for 125,000 units. The offering was terminated on December 30, 1996, at which time the Partnership had sold 2,935,931 Class A Status Units and 564,069 Class B Status Units, held by a total of 1,841 and 257 Limited Partners respectively, for total Limited Partner contributions of $35,000,000. After payment of $1,400,000 in Acquisition and Advisory Fees and expenses, payment of $5,250,000 in selling commissions and organization and offering expenses, the investment by the Partnership of $14,389,359 in the Fund VIII - Fund IX Joint Venture, and $3,541,765 in the Fund IX - Fund X Joint Venture, and $650,000 escrow contribution on behalf of the Fund IX Fund X Joint Venture, as of December 31, 1997, the Partnership was holding net offering proceeds of $9,768,877 available for investment in properties.

It is anticipated that an additional investment in the Fund VIII - Fund IX Joint Venture of approximately $500,000 will be required to complete US Cellular Building and an additional investment in the Fund IX - Fund X Joint Venture of approximately $758,235 will be required to complete the ABB Project and $3,900,000 will be required to complete the acquisition of the Lucent Project. The Partnership has reserved $2,308,235 out of its net offering proceeds of approximately $9,768,877 available for investment in properties for these purposes.

Gross revenues of the Partnership were $1,199,300 for the year ended December 31, 1997, as compared to $406,891 for the eleven months ended December 31, 1996. This increase was attributable primarily to increased investments in joint ventures and varying interest income earned on funds held by the Partnership. Expenses of the Partnership were $107,534 for 1997, as compared to $108,135 for the eleven months ended December 31, 1996, and consisted primarily of legal, accounting and partnership administrative costs. Net income of the Partnership was

$1,091,766 for the year ended December 31, 1997, as compared to $298,756 for the eleven months ended December 31, 1996.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The joint ventures adopted SFAS No. 121, effective January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of the joint ventures.

The Partnership made cash distributions of investment income to Limited Partners holding Class A Status Units of $0.46 per Class A Status Unit for the year ended December 31, 1997, and $0.28 per Class A Status Unit for the eleven months ended December 31, 1996. The General Partners anticipate distributions per Unit will continue to increase for Limited Partners holding Class A Status Units in 1998. Distributions accrued for the fourth quarter of 1997 to the Limited partners holding Class A Status Units were paid in February, 1998. No cash distributions were made to Limited Partners holding Class B Status Units.

Property Operations
-------------------

The Partnerships ownership interest in the Fund VIII - Fund IX Joint Venture is 50%, and in the Fund IX - Fund X Joint Venture, the Partnership's ownership interest is 50.3%.

As of December 31, 1997, the Partnership owned an interest in the following operational properties:

The TCI Building - Fund VIII -Fund IX Joint Venture
---------------------------------------------------

                                                 FOR THE YEAR ENDED          THREE MONTHS ENDED
                                                 DECEMBER 31, 1997           DECEMBER 31, 1996
                                             --------------------------  --------------------------
Revenues:
 Rental income                                     $459,656                     $101,277
 Interest income                                      6,607                            0
 Other income                                         4,479                            0
                                                   --------                     --------
                                                    470,742                      101,277
                                                   --------                     --------
Expenses:
 Depreciation                                       166,595                       50,444
 Management & leasing expenses                       17,496                        3,884
 Other operating expenses                            14,561                        1,050
                                                   --------                     --------
                                                    198,652                       55,378
                                                   --------                     --------
Net income                                         $272,090                     $ 45,899
                                                   ========                     ========
Occupied %                                              100%                         100%

Partnership's Ownership % in the
 Fund VIII  Fund IX Joint Venture                      49.9%                        50.1%

Cash distribution to Partnership                   $206,543                     $ 46,197

Net income allocated to the Partnership            $135,904                     $ 23,007

On October 10, 1996, the Fund VIII - Fund IX Joint Venture purchased a one-story office building containing approximately 40,000 rentable square feet, located on approximately 4.864 acres of land in Farmer's Branch, Dallas, Texas (the "TCI Building") for a purchase price of $4,450,000 excluding acquisition costs.

The TCI Building is leased to TCI Valwood Limited Partnership I for a period of fifteen years, with options to extend the lease for three consecutive five-year periods. The annual base rent is $430,001 during the first five years, $454,001 during the next five years and $482,001 during the last five years. The TCI lease commenced on July 19, 1996, and was assigned by the seller to the Fund VIII - Fund IX Joint Venture at closing.

Since the TCI Building was purchased in October 1996, comparative income and expense figures for the prior year are not available. Real estate taxes and primarily all operational expenses for the building are the responsibility of the tenant.

The funds used by the Fund VIII - Fund IX Joint Venture to acquire the TCI Building were derived from capital contributions made by the Partnership and Wells Fund VIII, totaling $2,236,530 and $2,238,170, respectively. The Partnership currently owns an approximately 50% equity interest in the Fund VIII
- Fund IX Joint Venture.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The US Cellular Building/Fund VIII - Fund IX Joint Venture
----------------------------------------------------------

                                                      SEVEN MONTHS ENDED
                                                       DECEMBER 31, 1997
                                               ---------------------------------
Revenues:
  Rental income                                           $519,542

Expenses:
  Depreciation                                             276,566
  Management & leasing expense                              47,957
  Other operating expenses                                  (8,883)
                                                          --------
                                                           315,640
                                                          --------
  Net income                                              $203,902
                                                          ========

Occupied %                                                    75.0%

Partnership's Ownership % in the
  Fund VIII  Fund IX Joint Venture                            49.9%

Cash distribution to Partnership                          $191,052

Net income allocated to Partnership                       $101,751

On June 17, 1996, the Fund VIII - Fund IX Joint Venture purchased a 7.09 acre tract of real property in Madison, Dane County, Wisconsin. Total cost and expenses to be incurred by the Fund VIII - Fund IX Joint Venture for the acquisition, development, construction and completion of the 101,727 rentable square foot building is estimated to be approximately $10,500,000. It is anticipated that Wells Fund VIII will fund the approximately $500,000 needed to complete construction on this project.

In June 1997, Cellular One, a subsidiary of BellSouth Corporation, occupied its leased space of 76,276 square feet comprising approximately 75% of the building. The initial term of the lease is 9 years and 11 months beginning in June 1997, with the option to extend the initial term of the lease for two consecutive five-year periods. The annual base rent payable during the initial term is $902,418 payable in equal monthly installments of $75,201 during the first five years and $1,016,822 payable in equal monthly installments of $84,735 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. Cellular One changed its name to US Cellular as of October 31, 1997.

Since the US Cellular Building opened June 15, 1997, comparative income and expenses figures are not available for prior periods. The building incurred property taxes of $93,865 for 1997, the first year of occupancy.

As of December 31, 1997, the funds used by the Fund VIII - Fund IX Joint Venture to acquire and develop the US Cellular Building were derived from capital contributions made by the Partnership and Wells Fund VIII, totaling $5,012,444 and $4,987,444, respectively. The Partnership currently owns an approximately 50% equity interest in the Fund VIII - Fund IX Joint Venture.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The Matsushita Building/Fund VIII - Fund IX Joint Venture
---------------------------------------------------------

                                                   FOR THE YEAR ENDED
                                                   DECEMBER 31, 1997
                                          ------------------------------------
Revenues:
  Rental income                                          $644,240
  Interest income                                           1,511
                                                         --------
                                                          645,751
                                                         --------
Expenses:
  Depreciation                                            215,670
  Management & leasing expense                             30,872
  Other operating expenses                                  3,973
                                                         --------
                                                          250,515
                                                         --------
  Net income                                             $395,236
                                                         ========

Occupied %                                                  100.0%

Partnership's Ownership % in the
  Fund VIII  Fund IX Joint Venture                           49.9%

Cash distribution to Partnership                         $185,102

Net income allocated to Partnership                      $197,283

On January 10, 1997, the Fund VIII - Fund IX Joint Venture acquired a two-story office building containing approximately 65,006 rentable square feet on a 4.4 acre tract of land located in the Irvine Spectrum planned business community in metropolitan Orange County, California (the "Matsushita Building") for a purchase price of $7,193,000 excluding acquisition costs.

The entire Matsushita Building is currently under a net lease to Matsushita Avionics Systems Corporation. Matsushita Avionics' rental payment obligations do not begin until the ninth month of the lease term which commenced when Matsushita Avionics took possession in September 1996. Commencing in May 1997, the ninth month of the lease term, the monthly base rental payable by Matsushita Avionics under the lease is $45,879.47 through the 12th month of the lease term. The monthly base rental payable under the lease for the 13th month of the lease term through the 30th month of the lease term is $57,709.47; the monthly base rental payable for the 31st month of the lease term through the 60th month of the lease term is $59,611.98; and the monthly base rental payable for the 61st month of the lease term through the 84th month of the lease term is $61,831.58. The base rental payable during the option periods, if Matsushita Avionics exercises its option to extend the lease, is 95% of the then current market rental rate for office space in other comparable buildings located in the Irvine area of southern California.

Since the Matsushita Building was purchased in January 1997, comparative income and expense figures for the prior year are not available. Real estate taxes and primarily all operational expenses for the building are the responsibility of the tenant.

The funds used by the Fund VIII - Fund IX Joint Venture to acquire the Matsushita Building were derived from capital contributions made by the Partnership and Wells Fund VIII, totaling $3,608,109 and $3,620,316, respectively. The Partnership currently owns an approximately 50% equity interest in the Fund VIII - Fund IX Joint Venture.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The Cirrus Logic Building/Fund VIII - Fund IX Joint Venture
-----------------------------------------------------------

                                                   TEN MONTHS ENDED
                                                   DECEMBER 31, 1997
                                           ---------------------------------
Revenues:
  Rental income                                       $584,373
  Interest income                                       21,402
                                                      --------
                                                       605,775
                                                      --------
Expenses:
  Depreciation                                         236,049
  Management & leasing expense                          25,605
  Other operating expenses                               5,330
                                                      --------
                                                       266,984
                                                      --------
  Net income                                          $338,791
                                                      ========

Occupied %                                               100.0%

Partnership's Ownership % in the
  Fund VIII  Fund IX Joint Venture                        49.9%

Cash distribution to Partnership                      $234,008

Net income allocated to Partnership                   $169,121

On February 20, 1997, the Fund VIII - Fund IX Joint Venture purchased a two-story partially completed office building in Boulder County, Colorado (the "Cirrus Logic Building") for $7,029,000, excluding acquisition costs. Construction of the 49,460 square foot building was substantially completed in March 1997.

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

The funds used by the Fund VIII - Fund IX Joint Venture to acquire the Cirrus Logic Building were derived from capital contributions made by the Partnership and Wells Fund VIII, totaling $3,532,276 and $3,555,495, respectively. The Partnership currently owns an approximately 50% equity interest in the Fund VIII
- Fund IX Joint Venture.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The ABB Building/Fund IX-Fund X Joint Venture
--------------------------------------------

                                                         ONE MONTH ENDED
                                                        DECEMBER 31, 1997
                                                ---------------------------------
Revenues:
  Rental income                                            $ 28,512

Expenses:
  Depreciation                                               36,863
  Management & leasing expense                                1,711
  Operating costs, net of reimbursements                     10,118
                                                           --------
                                                             48,692
                                                           ========
  Net loss                                                 $(20,180)
                                                           ========

Occupied %                                                    67.06%

Partnership's Ownership % in the
  Fund IX  Fund X Joint Venture                               49.70%

Net loss allocated to Partnership                          $(10,145)

Since the ABB Project was started in March, 1997, comparative income and expense figures for prior years are not available.

On March 20, 1997, the Partnership contributed a 5.62 acre tract of real property in Knoxville, Knox County, Tennessee and improvements thereon (the "ABB Property"), valued at $1,306,393. ABB Environmental Systems, a subsidiary of ABB, Inc. has executed a lease for 55,000 rentable square feet comprising approximately 66% of the building. The initial term of the lease will be 9-years and 11-months commencing on substantial completion of the project. The annual base rent is $646,250 for the first 5-years and $728,750 during the last 4-years and 11-months.

The funds used by the Fund IX - Fund X Joint Venture to complete the ABB Building were derived from capital contributions made by the Partnership and Wells Fund X totaling $3,541,764 and $3,500,000, respectively. The Partnership owns an approximate 50% equity interest in the Fund IX - Fund X Joint Venture.

Real estate taxes and primarily all operational expenses for the building are the responsibility of the tenant.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 3. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership commenced active operations on February 24, 1996, when it received and accepted subscriptions for 125,000 Units. As of December 31, 1997, the Partnership raised $35,000,000 in capital through the sale of 3,500,000 Units. After payment of $6,650,000 in acquisition and advisory fees, selling commissions and organizational and offering expenses, and the investment by the Partnership of $17,931,123 in Joint Ventures and $650,000 escrow contribution on behalf of the Fund IX - Fund X Joint Venture, as of December 31, 1997, the Partnership was holding net offering proceeds of approximately $9,768,877 available for investment in additional properties.

The Partnership's net cash provided by operating activities in 1997 of $501,390, as compared to $151,150 that was provided by operating activities in 1996, is due primarily to increased interest income earned on funds held by the Partnership prior to investment in properties and increased equity in the earnings of joint ventures. Net cash used in investing activities increased to $12,899,768 in 1997 from $6,544,019 in 1996 which was primarily the result of investment in the joint ventures. Net cash used in financing activities of $1,395,478 as compared to $29,950,254 which was provided by financing activities in 1996 was the result of the offering being terminated on December 31, 1996, as well as distributions to partners from accumulated earnings which began in 1997.

The Partnership's distributions paid and payable through the fourth quarter of 1997 have been paid from net cash from operations and from distributions received from its equity investment in joint ventures. The Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. No cash distributions were paid to Class B Unit holders for 1997. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from limited partnership contributions and, as of December 31, 1997, has reserved approximately $758,235 needed to complete the ABB Project and $1,900,000 needed to complete the acquisition of the Lucent Project which are both owned by the Fund IX - Fund X Joint Venture.

Since properties are acquired on an all-cash basis, the Partnership has no permanent long-term liquidity requirements.

INFLATION
---------

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases to protect the Partnership from the impact of inflation. These leases contain common area maintenance charges (CAM charges), real estate tax and insurance reimbursements on a per square foot bases, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation.

The General Partners have verified that all operational computer systems are year 2000 compliant. This includes systems supporting accounting, property management and investor services. Also, as part of this review, all building control systems have been verified as compliant. The current line of business applications are based on compliant operating systems and database servers. All of these products are scheduled for additional upgrades before the year 2000. Therefore, it is not anticipated that the year 2000 will have significant impact on operations.

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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

The Partnership's change in accountants during 1995 was previously reported in the Partnership's Form 8-K dated September 11, 1995. There were no disagreements with the Partnership's accountants or other reportable events during 1997.

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

LEO F. WELLS, III.  Mr. Wells is a resident of Atlanta, Georgia, is 54 years of
-----------------
age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital, Inc. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.
---------------------------------------------------------


The following table summarizes the compensation and fees (including reimbursement of expenses) paid to the General Partners and their affiliates during the year ended December 31, 1997.


                            CASH COMPENSATION TABLE
                            -----------------------

               ( A )                               ( B )                            ( C )
NAME OF INDIVIDUAL OR NUMBER IN     CAPACITIES IN WHICH SERVED FORM
              GROUP                          OF COMPENSATION                 CASH COMPENSATION
-------------------------------     -------------------------------       ----------------------

Wells Management Company, Inc.       Property Manager -                           $61,979
                                     Management & Leasing Fees

----------
(1) These fees are not paid directly by the Partnership but are paid by the joint venture entities which owns properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1997 but not actually paid until January, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 1998.

                                 (2)                        (3)
         (1)              NAME AND ADDRESS OF       AMOUNT AND NATURE OF                (4)
    TITLE OF CLASS         BENEFICIAL OWNER         BENEFICIAL OWNERSHIP         PERCENT OF CLASS
----------------------  -----------------------     --------------------      ----------------------
    Class A Units          Leo F. Wells, III      128.70 Units                     Less than 1%
                                                  (IRA, (k) Plan)


No arrangements exist which would, upon operation, result in a change in control of the Partnership.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

INTEREST IN PARTNERSHIP CASH FLOW AND NET SALES PROCEEDS.
--------------------------------------------------------

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Status Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Class A Status Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sales proceeds for the year ended December 31, 1997.

PROPERTY MANAGEMENT AND LEASING FEES.
------------------------------------

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lessor of (A) (i) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area.

Management and leasing fees are not paid directly by the Partnership but by the joint venture entity which owns the properties. The Partnership's share of these fees were $61,979 for the year ended December 31, 1997.

REAL ESTATE COMMISSIONS
-----------------------

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 1997.

                                    PART IV
                                    -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

(a) 1. The Financial Statements are contained on Pages F-2 through F-23 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a) 2. Financial Statement Schedule III
       Information with respect to this item begins on Page S-1 of this Annual Report on Form 10-K.

(a)3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1997.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)  See (a) 2 above.

                                    SIGNATURES
                                    ----------

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17h day of March, 1998:

                              WELLS REAL ESTATE FUND IX, L.P.
                              (Registrant)



                              By:   /s/ Leo F. Wells, III
                                    -------------------------------------------
                                    LEO F. WELLS, III
                                    Individual General Partner and as President
                                    and Chief Financial Officer of Wells
                                    Capital, Inc., the General Partner of Wells
                                    Partners, L.P.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                         Title
----------                        -----

/s/Leo F. Wells, III              Individual General Partner,        March 17, 1998
------------------------------    President and Sole Director of
Leo F. Wells, III                 Wells Capital, Inc., the
                                  General Partner of Wells
                                  Partners, L.P.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------



FINANCIAL STATEMENTS                                                     PAGE
-----------------------------------------------------------------------  ----

Independent Auditors' Report                                             F-2

Balance Sheets as of December 31, 1997 and 1996                          F-3

Statements of Income for the Year Ended December 31, 1997
  and for the Eleven Months ended December 31, 1996                      F-4

Statements of Partners' Capital for the Year Ended December 31, 1997,
  and for the Eleven Months ended December 31, 1996                      F-5

Statements of Cash Flows for the Year Ended December 31, 1997,
  and for the Eleven Months ended December 31, 1996                      F-6

Notes to Financial Statements for December 31, 1997 and 1996             F-7


               [LETTERHEAD OF ARTHUR ANDERSEN LLP APPEARS HERE]


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Wells Real Estate Fund IX, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND IX, L.P. (a Georgia public limited partnership) as of December 31, 1997 and 1996 and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund IX, L.P. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1997 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                       /s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 9, 1998

                        WELLS REAL ESTATE FUND IX, L.P.

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                                BALANCE SHEETS

                          DECEMBER 31, 1997 AND 1996


                                     ASSETS

                                                                                                       1997               1996
                                                                                                   ------------       ------------

NONOPERATING REAL ESTATE ASSETS, AT COST:
 Land                                                                                               $         0        $   607,930
 Construction in progress                                                                                     0            482,959
                                                                                                    -----------        -----------
       Total nonoperating real estate assets                                                                  0          1,090,889

INVESTMENT IN JOINT VENTURE                                                                          18,551,918          4,929,728

CASH AND CASH EQUIVALENTS                                                                             9,764,129         23,557,985

DUE FROM AFFILIATES                                                                                     335,512             46,197

DEFERRED PROJECT COSTS                                                                                  523,278          1,161,078

ORGANIZATIONAL COSTS, LESS ACCUMULATED AMORTIZATION OF $12,500 IN 1997 AND $6,250 IN 1996                18,750             25,000

PREPAID EXPENSES AND OTHER ASSETS                                                                       752,311            103,000
                                                                                                    -----------        -----------
       Total assets                                                                                 $29,945,898        $30,913,877
                                                                                                    ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Accounts payable and accrued expenses                                                              $         0        $   393,001
 Due to affiliate                                                                                             0            422,996
 Partnership distributions payable                                                                      437,180            178,771
 Sales commissions payable                                                                                    0            166,701
                                                                                                    -----------        -----------
       Total liabilities                                                                                437,180          1,161,469
                                                                                                    -----------        -----------

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
 General partners                                                                                             0                206
 Limited partners:
   Class A                                                                                           25,322,591         24,911,231
   Class B                                                                                            4,186,127          4,840,871
   Original limited partner                                                                                   0                100
                                                                                                    -----------        -----------
       Total partners' capital                                                                       29,508,718         29,752,408
                                                                                                    -----------        -----------
       Total liabilities and partners' capital                                                      $29,945,898        $30,913,877
                                                                                                    ===========        ===========


      The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND IX, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                  1997            1996
                                                                              ------------     ------------
REVENUES:
 Equity in income of joint ventures                                            $  593,914        $ 23,007
 Interest income                                                                  605,386         383,884
                                                                               ----------        --------
                                                                                1,199,300         406,891
                                                                               ----------        --------
EXPENSES:
 Partnership administration                                                        61,885          90,469
 Legal and accounting                                                              31,125           7,008
 Amortization of organization costs                                                 6,250           6,250
 Computer costs                                                                     8,274           4,408
                                                                               ----------        --------
                                                                                  107,534         108,135
                                                                               ----------        --------
NET INCOME                                                                     $1,091,766        $298,756
                                                                               ==========        ========

NET LOSS ALLOCATED TO GENERAL PARTNERS                                         $     (206)       $   (294)
                                                                               ==========        ========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                               $1,564,778        $330,270
                                                                               ==========        ========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                                 $ (472,806)       $(31,220)
                                                                               ==========        ========

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT                   $     0.53        $   0.28
                                                                               ==========        ========

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT                     $    (0.77)       $  (0.11)
                                                                               ==========        ========

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT            $     0.46        $   0.28
                                                                               ==========        ========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IX, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                 LIMITED PARTNERS
                                         -----------------------------------------------------------
                                                                Class A                CLASS B                        TOTAL
                                                      ------------------------  --------------------    GENERAL     PARTNERS'
                                          ORIGINAL       UNITS        AMOUNT      UNITS      AMOUNT     PARTNERS     CAPITAL
                                         ----------   ----------   -----------  --------   ----------   --------   -----------
BALANCE, DECEMBER 31, 1995                 $ 100               0   $         0         0   $        0      $ 500   $       600

 Net income (loss)                             0               0       330,270         0      (31,220)      (294)      298,756
 Limited partner contributions                 0       2,935,931    29,359,306   564,069    5,640,694          0    35,000,000
 Partnership distributions                     0               0      (328,196)        0            0          0      (328,196)
 Sales commissions and discounts               0               0    (2,935,927)        0     (564,073)                       0
 Other offering expenses                       0               0    (1,441,752)        0     (277,000)         0    (1,718,752)
 Class A conversion elections                  0          (8,488)      (72,470)    8,488       72,470          0             0
                                           -----      ----------   -----------  --------   ----------      -----   -----------
BALANCE, DECEMBER 31, 1996                   100       2,927,443    24,911,231   572,557    4,840,871        206    29,752,408

 Net income (loss)                             0               0     1,564,778         0     (472,806)      (206)    1,091,766
 Partnership distributions                     0               0    (1,330,748)        0           (0)         0    (1,330,748)
 Sales commission                              0               0        (4,608)        0            0          0        (4,608)
 Return of capital                          (100)              0             0         0            0          0          (100)
 Class B conversion elections                  0          22,333       181,938   (22,333)    (181,938)         0             0
                                           -----      ----------   -----------  --------   ----------      -----   -----------
BALANCE, DECEMBER 31, 1997                 $   0       2,949,776   $25,322,591   550,224   $4,186,127      $   0   $29,508,718
                                           =====      ==========   ===========  ========   ==========      =====   ===========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IX, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                                 1997           1996
                                                                                             ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                                  $  1,091,766   $   298,756
                                                                                             ------------   -----------
 Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Equity in income of joint ventures                                                           (593,914)      (23,007)
    Amortization of organizational costs                                                            6,250         6,250
    Changes in assets and liabilities:
      Prepaid expenses and other assets                                                               689      (103,000)
      Organizational costs                                                                              0       (31,250)
      Accounts payable and accrued expenses                                                        (3,401)        3,401
                                                                                             ------------   -----------
         Total adjustments                                                                       (590,376)     (147,606)
                                                                                             ------------   -----------
         Net cash provided by operating activities                                                501,390       151,150
                                                                                             ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint venture                                                                  (12,116,292)   (4,748,974)
 Earnest money deposit                                                                           (650,000)
 Distributions received from joint ventures                                                       527,390             0
 Deferred project costs paid                                                                     (271,266)   (1,118,789)
 (Decrease) increase in construction payable                                                     (389,600)      389,600
 Investment in real estate                                                                              0    (1,065,856)
                                                                                             ------------   -----------
        Net cash used in investing activities                                                 (12,899,768)   (6,544,019)
                                                                                             ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners from accumulated earnings                                           (1,072,339)     (149,425)
 Limited partners' contributions                                                                        0    35,000,000
 Sales commissions and discounts paid                                                            (171,304)   (3,333,299)
 Offering costs paid                                                                             (151,735)   (1,567,022)
 Return of capital                                                                                   (100)            0
                                                                                             ------------   -----------
        Net cash (used in ) provided by financing activities                                   (1,395,478)   29,950,254
                                                                                             ------------   -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                          (13,793,856)   23,557,385

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                   23,557,985           600
                                                                                             ------------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                       $  9,764,129   $23,557,985
                                                                                             ============   ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
 Deferred project costs applied to real estate and joint venture property                    $    637,800   $   228,977
                                                                                             ============   ===========

 Transfer of nonoperating real estate assets to joint venture for partnership interest       $  1,090,889   $         0
                                                                                             ============   ===========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IX, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION AND BUSINESS

   Wells Real Estate Fund IX, L.P. (the "Partnership") is a public limited partnership organized on August 15, 1994 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership. The Partnership began offering units for sale in the beginning of 1996. The Partnership has two classes of limited partnership units. Upon subscription for units, each limited partner must elect whether to have their units treated as Class A units or Class B units. Thereafter, limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

   The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, currently under development or construction, newly constructed, or have operating histories. The Partnership owns an interest in the following properties through joint ventures between the Partnership and other Wells Real Estate Funds: (i) an office building in Madison, Wisconsin (the "U.S. Cellular Building"); (ii) office building in Farmers Branch, Texas (the "Dallas property"); (iii) a two-story office building in Orange County, California (the "Matsushita Building"); (iv) a two-story office building in Boulder County, Colorado (the "Cirrus Logic Building"); and (v) a three-story office building in Knoxville, Tennessee (the "ABB Property").

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

   The carrying values of the real estate assets are based on management's current intent to hold the real estate assets as long-term investments. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain an appropriate level of rental rates, occupancy, and operating expenses in future years. Management believes that the steps it is taking will enable the Partnership to realize its investment in its assets.

   INCOME TAXES

   The Partnership is not subject to federal or state income taxes, and therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

   DISTRIBUTIONS OF NET CASH FROM OPERATIONS

   Cash available for distribution, as defined by the partnership agreement, is distributed to the limited partners quarterly. In accordance with the partnership agreement, such distributions are paid first to limited partners holding Class A units until they have received a 10% per annum return on their net capital contributions, as defined. Then, such distributions are paid to the general partners until they have received 10% of the total amount distributed thus far. Any remaining cash available for distribution is split between the limited partners holding Class A units and the general partners on a basis of 90% and 10%, respectively. No distributions will be made to the limited partners holding Class B units.

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

        . To all limited partners on a per unit basis until they receive a cumulative 10% per annum return on their net capital contribution, as defined

        . To limited partners on a per unit basis until they receive an amount equal to their preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class A units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class B units)

        . To all general partners until they have received 100% of their capital contributions; in the event that limited partners have received aggregate cash distributions from the Partnership over the life of their investment in excess of a return of their net capital contributions plus their preferential partner return, then the general partners shall receive an additional sum equal to 25% of such excess

        . Thereafter, 80% to the limited partners on a per unit basis and 20% to the general partners

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

   INVESTMENT IN JOINT VENTURES

   BASIS OF PRESENTATION. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, the Partnership's investment in joint ventures is recorded using the equity method of accounting.

   REAL ESTATE ASSETS. Real estate assets held by the joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All ordinary repairs and maintenance are expensed as incurred.

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

   Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets under SFAS No. 121 by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 1997.

   Depreciation for buildings and land improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or the life of the asset, whichever is shorter.

   REVENUE RECOGNITION. All leases on real estate assets held by the joint ventures are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases.

   PARTNERS' DISTRIBUTIONS AND ALLOCATIONS OF PROFIT AND LOSS. Cash available for distribution and allocations of profit and loss to the Partnership by the joint ventures are made in accordance with the terms of the joint venture agreements. Generally, these items are allocated in proportion to the partners' respective ownership interests. Cash is paid from the joint ventures to the Partnership quarterly.

   DEFERRED LEASE ACQUISITION COSTS. Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases.

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

   PER UNIT DATA

   Net income (loss) per unit with respect to the Partnership for the years ended December 31, 1997 and 1996 is computed based on the weighted average number of units outstanding during the period.

2. DEFERRED PROJECT COSTS

   The Partnership paid a percentage of limited partner contributions to Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, for acquisition and advisory services. These payments, as stipulated by the partnership agreement, can be up to 5% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid through December 31, 1997 were $1,390,055 and amounted to 4% of the limited partners' contributions received. As of December 31, 1996, $271,266 of fees had not yet been paid and were included in due to affiliate. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the Partnership or the joint venture. Deferred project costs at December 31, 1997 and 1996 represent fees not yet applied to properties.

3. DEFERRED OFFERING COSTS

   Organization and offering expenses to the extent they exceed 5% of gross proceeds were paid by the Company and not by the Partnership. Organization and offering expenses do not include sales or underwriting commissions but do include such costs as legal and accounting fees, printing costs, and other offering expenses.

   As of December 31, 1996, the Company paid organization and offering expenses on behalf of the Partnership in the aggregate amount of $1,927,333, of which the Company was reimbursed $1,750,000, which did not exceed the 5% limitation. Wells Investment Securities, Inc., a related party, agreed to absorb $104,037 of the excess offering and organization expenses. The Company absorbed the remaining $73,296 of offering and organization expenses which exceeded the 5% limitation. The liability of $151,730 for the unpaid balance of the aforementioned expenses was included in due to affiliate at December 31, 1996.

4. RELATED-PARTY TRANSACTIONS

   Due from affiliate at December 31, 1997 and 1996 represents the Partnership's share of cash to be distributed from Fund VIII and IX Associates for the fourth quarters of 1997 and 1996.

   The Partnership entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the general partners. In consideration for supervising the management of the Partnership's properties, the Partnership will generally pay Wells Management management and leasing fees equal to: (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties, and (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

   The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $61,979 and $1,947 for the years ended December 31, 1997 and 1996, respectively, which were paid to Wells Management.

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

   The general partners are also general partners in other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners, while serving in the capacity as general partners for other Wells Real Estate Funds, may be in competition with the Partnership for tenants in similar geographic markets.

5. INVESTMENT IN JOINT VENTURES

   The Partnership's investment and percentage ownership in ventures at December 31, 1997 and 1996 are summarized as follows:

                                                            1997                           1996
                                                  ---------------------------    --------------------------
                                                     AMOUNT        PERCENT          AMOUNT        PERCENT
                                                  -------------  ------------    -------------  -----------
Fund VIII and IX Associates                         $14,849,125        50%         $4,929,728        50%
Fund IX and X Associates                              3,702,793        50                   0         0
                                                    -----------                    ----------
                                                    $18,551,918                    $4,929,728
                                                    ===========                    ==========

   The following is a rollforward of the Partnership's investment in the joint ventures for the years ended December 31, 1997 and 1996:

                                                                             1997                 1996
                                                                          -----------           ----------
Investment in joint ventures, beginning of year                           $ 4,929,728           $        0
Equity in income of joint ventures                                            593,914               23,007
Contributions to joint ventures                                            13,844,981            4,952,919
Distributions from joint ventures                                            (816,705)             (46,198)
                                                                          -----------           ----------
Investment in joint ventures, end of year                                 $18,551,918           $4,929,728
                                                                          ===========           ==========

   FUND VIII AND IX ASSOCIATES


   On June 10, 1996, the Partnership entered into a joint venture with Wells Real Estate Fund VIII. The joint venture, Fund VIII and IX Associates, was formed to acquire, develop, operate, and sell real properties. On June 19, 1996, the joint venture purchased a 7.09-acre parcel of land in Madison, Wisconsin. The parcel was developed and commenced operations as the U.S. Cellular Building in 1997. On October 10, 1996, the joint venture purchased a 40,000-square-foot, one-story office building, known as the Dallas property, in Farmers Branch, Texas. On January 10, 1997, the joint venture purchased a 63,417-square foot, two-story office building, known as the Matsushita Building, in Orange County, California. On February 20, 1997, the joint venture purchased a two-story partially completed office building, known as the Cirrus Logic Building, in Boulder County, Colorado.
   Construction of the 49,460-square-foot building was completed and commenced operations in 1997.

   Following are the financial statements for Fund VIII and IX Associates:

                          FUND VIII AND IX ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     Assets

                                                                               1997              1996
                                                                            -----------      ------------
Nonoperating real estate assets, at cost:
 Land                                                                       $         0       $   896,698
 Construction in progress                                                             0         4,340,033
                                                                            -----------       -----------
       Total nonoperating real estate assets                                          0         5,236,731
                                                                            -----------       -----------
Operating real estate assets, at cost:
 Land                                                                         4,724,579           677,914
 Building and improvements, less accumulated depreciation of
  $945,324 in 1997 and $50,444 in 1996
                                                                             24,122,271         3,938,508

 Construction in progress                                                       272,779                 0
                                                                            -----------       -----------
       Total operating real estate assets                                    29,119,629         4,616,422
                                                                            -----------       -----------
       Total real estate assets                                              29,119,629         9,853,153
Cash and cash equivalents                                                     1,088,438           675,353
Accounts receivable                                                             389,347             7,489
Prepaid expenses and other assets                                               237,710                 0
                                                                            -----------       -----------
       Total assets                                                         $30,835,124       $10,535,995
                                                                            ===========       ===========

                                             Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                                           $   388,723       $   608,622
 Due to affiliates                                                               20,399                 0
 Partnership distributions payable                                              670,784            92,163
                                                                            -----------       -----------
       Total liabilities                                                      1,079,906           700,785
                                                                            -----------       -----------
Partners' capital:
 Wells Real Estate Fund VIII                                                 14,906,093         4,905,482
 Wells Real Estate Fund IX                                                   14,849,125         4,929,728
                                                                            -----------       -----------
       Total partners' capital                                               29,755,218         9,835,210
                                                                            -----------       -----------
       Total liabilities and partners' capital                              $30,835,124       $10,535,995
                                                                            ===========       ===========

                          FUND VIII AND IX ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                              STATEMENTS OF INCOME
                    FOR THE YEAR ENDED DECEMBER 31, 1997 AND
                 FOR THE PERIOD FROM INCEPTION (JUNE 10, 1996)
                              TO DECEMBER 31, 1996

                                                           1997        1996
                                                       ----------   ----------
Revenues:
 Rental income                                         $2,203,332    $101,277
 Interest income                                           29,520           0
 Other income                                               4,479           0
                                                       ----------    --------
                                                        2,237,331     101,277
                                                       ----------    --------
Expenses:
 Depreciation                                             894,880      50,444
 Management and leasing fees                              115,073       3,884
 Lease acquisition costs                                    6,857           0
 Property administration                                   21,006       1,050
 Legal and accounting                                      13,602           0
 Operating costs, net of reimbursements                   (24,106)          0
                                                       ----------    --------
                                                        1,027,312      55,378
                                                       ----------    --------
Net income                                             $1,210,019    $ 45,899
                                                       ==========    ========
Net income allocated to Wells Real Estate Fund VIII    $  605,960    $ 22,892
                                                       ==========    ========
Net income allocated to Wells Real Estate Fund IX      $  604,059    $ 23,007
                                                       ==========    ========

                          FUND VIII AND IX ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
                    FOR THE YEAR ENDED DECEMBER 31, 1997 AND
                 FOR THE PERIOD FROM INCEPTION (JUNE 10, 1996)
                              TO DECEMBER 31, 1996

                                                            WELLS REAL           WELLS REAL              TOTAL
                                                              ESTATE               ESTATE              PARTNERS'
                                                             FUND VIII             FUND IX              CAPITAL
                                                           -----------          -----------          -----------
Balance, June 10, 1996                                     $         0          $         0          $         0
 Net income                                                     22,892               23,007               45,899
 Partnership contributions                                   4,928,555            4,952,919            9,881,474
 Partnership distributions                                     (45,965)             (46,198)             (92,163)
                                                           -----------          -----------          -----------
Balance, December 31, 1996                                   4,905,482            4,929,728            9,835,210
 Net income                                                    605,960              604,059            1,210,019
 Partnership contributions                                  10,213,894           10,132,043           20,345,937
 Partnership distributions                                    (819,243)            (816,705)          (1,635,948)
                                                           -----------          -----------          -----------
Balance, December 31, 1997                                 $14,906,093          $14,849,125          $29,755,218
                                                           ===========          ===========          ===========

                          FUND VIII AND IX ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 1997 AND
                 FOR THE PERIOD FROM INCEPTION (JUNE 10, 1996)
                              TO DECEMBER 31, 1996

                                                        1997           1996
                                                   ------------    -----------
Cash flows from operating activities:
 Net income                                        $  1,210,019    $    45,899
                                                   ------------    -----------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                         894,880         50,444
   Changes in assets and liabilities:
    Accounts receivable                                (381,858)        (7,489)
    Prepaid expenses and other assets                  (237,710)             0
    Accounts payable                                    115,507            520
    Due to affiliates                                    20,399              0
                                                   ------------    -----------
     Total adjustments                                  411,218         43,475
                                                   ------------    -----------
     Net cash provided by operating activities        1,621,237         89,374
                                                   ------------    -----------
Cash flows from investing activities:
 (Decrease) increase in construction payables          (335,406)       608,102
 Investment in real estate                          (19,131,612)    (9,489,739)
                                                   ------------    -----------
     Net cash used in investing activities          (19,467,018)    (8,881,637)
                                                   ------------    -----------
Cash flows from financing activities:
 Contributions from joint venture partners           19,316,193      9,467,616
 Distributions to joint venture partners             (1,057,327)             0
                                                   ------------    -----------
     Net cash provided by financing activities       18,258,866      9,467,616
                                                   ------------    -----------
Net increase in cash and cash equivalents               413,085        675,353
Cash and cash equivalents, beginning of period          675,353              0
                                                   ------------    -----------
Cash and cash equivalents, end of period           $  1,088,438    $   675,353
                                                   ============    ===========
Supplemental disclosure of noncash activities:
 Deferred project costs applied by partners        $  1,029,744    $   413,858
                                                   ============    ===========

   FUND IX AND X ASSOCIATES

   On March 20, 1997, the Partnership entered into a joint venture agreement with Wells Real Estate Fund X, L.P. The joint venture, Fund IX and X Associates, was formed to acquire, develop, operate, and sell real properties. On March 20, 1997, the Partnership contributed a 5.62-acre tract of real property in Knoxville, Tennessee, and improvements thereon, known as the ABB Property, to the Fund IX and X Associates joint venture. A 83,885-square-foot, three-story office building was constructed and commenced operations at the end of 1997.

   Following are the financial statements for Fund IX and X Associates:

                            FUND IX AND X ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEET
                               DECEMBER 31, 1997

                                     Assets
Real estate assets, at cost:
 Land                                                                             $  607,930
 Building and improvements, less accumulated depreciation of $36,863               6,445,300
 Construction in progress                                                             35,622
                                                                                  ----------
       Total real estate assets                                                    7,088,852
Cash and cash equivalents                                                            289,171
Accounts receivable                                                                   40,512
Prepaid expenses and other assets                                                    329,310
                                                                                  ----------
       Total assets                                                               $7,747,845
                                                                                  ==========
Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                                                 $  379,770
 Due to affiliates                                                                     2,479
                                                                                  ----------
       Total liabilities                                                             382,249
                                                                                  ----------
Partners' capital:
 Wells Real Estate Fund IX                                                         3,702,793
 Wells Real Estate Fund X                                                          3,662,803
                                                                                  ----------
       Total partners' capital                                                     7,365,596
                                                                                  ----------
       Total liabilities and partners' capital                                    $7,747,845
                                                                                  ==========

                            FUND IX AND X ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                               STATEMENT OF LOSS
                 FOR THE PERIOD FROM INCEPTION (MARCH 20, 1997)
                              TO DECEMBER 31, 1997

Revenues:
 Rental income                                          $ 28,512
                                                        --------
Expenses:
 Depreciation                                             36,863
 Management and leasing fees                               1,711
 Operating costs, net of reimbursements                   10,118
                                                        --------
                                                          48,692
                                                        --------
Net loss                                                $(20,180)
                                                        ========
Net loss allocated to Wells Real Estate Fund IX         $(10,145)
                                                        ========
Net loss allocated to Wells Real Estate Fund X          $(10,035)
                                                        ========

                            FUND IX AND X ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                         STATEMENT OF PARTNERS' CAPITAL
                 FOR THE PERIOD FROM INCEPTION (MARCH 20, 1997)
                              TO DECEMBER 31, 1997

                                           WELLS REAL         WELLS REAL            TOTAL
                                             ESTATE             ESTATE            PARTNERS'
                                             FUND IX            FUND X             CAPITAL
                                           ----------         ----------         ----------
Balance, December 31, 1996                 $        0         $        0         $        0
 Net loss                                     (10,145)           (10,035)           (20,180)
 Partnership contributions                  3,712,938          3,672,838          7,385,776
                                           ----------         ----------         ----------
Balance, December 31, 1997                 $3,702,793         $3,662,803         $7,365,596
                                           ==========         ==========         ==========

                            FUND IX AND X ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                            STATEMENT OF CASH FLOWS
                 FOR THE PERIOD FROM INCEPTION (MARCH 20, 1997)
                              TO DECEMBER 31, 1997

Cash flows from operating activities:
 Net loss                                                                                    $   (20,180)
                                                                                             -----------
 Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation                                                                                 36,863
     Changes in assets and liabilities:
       Accounts receivable                                                                       (40,512)
       Prepaid expenses and other assets                                                        (329,310)
       Accounts payable                                                                          379,770
       Due to affiliates                                                                           2,479
                                                                                             -----------
         Total adjustments                                                                        49,290
                                                                                             -----------
         Net cash provided by operating activities                                                29,110
Cash flows from investing activities:
 Investment in real estate from partners                                                      (5,715,847)
Cash flows from financing activities:
 Contributions received from partners                                                          5,975,908
                                                                                             -----------
Net increase in cash and cash equivalents                                                        289,171
Cash and cash equivalents, beginning of period                                                         0
                                                                                             -----------
Cash and cash equivalents, end of period                                                     $   289,171
                                                                                             ===========
Supplemental disclosure of noncash activities:
 Deferred project costs applied by partners, net of deferred project costs transferred       $   318,981
                                                                                             -----------
 Contribution of real estate assets                                                          $ 1,090,887
                                                                                             -----------

6. INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

   The Partnership's income tax basis net income for the years ended December 31, 1997 and 1996 is calculated as follows:

                                                                                 1997            1996
                                                                             -----------     -----------
Financial statement net income                                               $ 1,091,766     $   298,756
Increase (decrease) in net income resulting from:
 Depreciation expense for financial reporting purposes in excess of
  amounts for income tax purposes                                                193,418           7,891
 Rental income accrued for financial reporting purposes in excess of
  amounts for income tax purposes                                               (221,689)         (2,095)
 Expenses deductible when paid for income tax purposes, accrued for
  financial reporting purposes                                                    10,184               0
 Expenses capitalized for income tax purposes, deducted for financial
  reporting purposes                                                              10,145               0
                                                                             -----------     -----------
Income tax basis net income                                                   $1,083,824        $304,552
                                                                             ===========     ===========

   The Partnership's income tax basis partners' capital at December 31, 1997 and 1996 is computed as follows:

                                                                               1997              1996
                                                                            -----------       -----------
Financial statement partners' capital                                       $29,508,718       $29,752,408
Increase (decrease) in partners' capital resulting from:
 Depreciation expense for financial reporting purposes in excess of
  amounts for income tax purposes                                               201,309             7,891
 Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting
  purposes                                                                    5,223,360         5,218,752
 Rental income accrued for financial reporting purposes in excess of
  amounts for income tax purposes                                              (223,784)           (2,095)
 Expenses deductible when paid for income tax purposes, accrued for
  financial reporting purposes                                                   10,184                 0
 Expenses capitalized for income tax purposes, deducted for financial
  reporting purposes                                                             10,145                 0
 Partnership's distributions payable                                            437,180           178,771
                                                                            -----------       -----------
Income tax basis partners' capital                                          $35,167,112       $35,155,727
                                                                            ===========       ===========

7. RENTAL INCOME

   The future minimum rental income due from the Partnership's respective ownership interest in the joint venture under noncancelable operating leases at December 31, 1997 is as follows:


                  Year ending December 31:
                    1998                                        $ 1,880,781
                    1999                                          1,848,290
                    2000                                          1,855,178
                    2001                                          1,865,690
                    2002                                          1,940,053
                   Thereafter                                     9,970,948
                                                                -----------
                                                                $19,360,940
                                                                ===========

   Three significant tenants contributed approximately 21%, 23%, and 26% of revenues for the year ended December 31, 1997. In addition, five significant tenants will contribute approximately 19%, 33%, 13%, 33%, and 16% of future minimum rental income.

   The future minimum rental income due Fund VIII and IX Associates under noncancelable operating leases at December 31, 1997 is as follows:


                  Year ending December 31:
                   1998                                         $ 3,107,233
                   1999                                           3,042,420
                   2000                                           3,056,160
                   2001                                           3,077,130
                   2002                                           3,225,470
                  Thereafter                                     16,316,453
                                                                -----------
                                                                $31,824,866
                                                                ===========

   Four significant tenants contributed 21%, 23%, 26%, and 30% of rental income for the year ended December 31, 1997. In addition, four significant tenants will contribute approximately 20%, 34%, 33%, and 13% of future minimum rental income.

   The future minimum rental income due under noncancelable operating leases at December 31, 1997 is as follows:


                  Year ending December 31:
                   1998                                         $  646,250
                   1999                                            646,250
                   2000                                            646,250
                   2001                                            646,250
                   2002                                            646,250
                  Thereafter                                     3,583,021
                                                                ----------
                                                                $6,814,271
                                                                ==========

   One significant tenant contributed 100% of rental income for the year ended December 31, 1997 and will contribute 100% of future minimum rental income.

8. QUARTERLY RESULTS (UNAUDITED)

   Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1997 and 1996:

                                                                            1997 QUARTERS ENDED
                                                      --------------------------------------------------------------------
                                                      MARCH 31          JUNE 30           SEPTEMBER 30         DECEMBER 31
                                                      --------         ---------          ------------         -----------
Revenues                                              $238,614         $ 277,454            $ 385,988            $ 297,244
Net income                                             190,050           333,151              285,263              283,302
Net loss allocated to general partners                    (206)                0                    0                    0
Net income allocated to Class A limited
 partners                                              249,937           435,426              434,699              401,708
Net loss allocated to Class B limited partners         (59,681)         (102,275)            (149,436)            (118,406)
Net income per weighted average Class A
 limited partner unit outstanding                     $   0.09         $    0.15            $    0.15            $    0.14
Net loss per weighted average Class B limited
 partner unit outstanding                                (0.10)            (0.18)               (0.27)               (0.22)
Cash distribution per weighted average Class
 A limited partner unit outstanding                       0.09              0.09                 0.13                 0.15


                                                                         1996 QUARTERS ENDED
                                                      ----------------------------------------------------------------
                                                      March 31          June 30        September 30        December 31
                                                      --------         ---------       ------------        -----------
Revenues                                              $11,172         $69,153            $135,635           $190,931
Net income                                                981          38,322             112,038            149,477
Net (loss) income allocated to general
 partners                                                 (10)             10                   0               (294)
Net income allocated to Class A limited
 partners                                                   0          37,241             112,038            180,991
Net (loss) income allocated to Class B
 limited partners                                        (971)            971                   0            (31,220)
Net income per weighted average Class A
 limited partner unit outstanding                     $  0.00         $  0.07            $   0.12           $   0.09
Net (loss) income per weighted average Class
 B limited partner unit outstanding                     (0.01)           0.01                0.00              (0.11)
Cash distribution per weighted average Class
 A limited partner unit outstanding                      0.00            0.00                0.19               0.09


 9. COMMITMENTS AND CONTINGENCIES

   Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or the Company. In the normal course of business, the Partnership or the Company may become subject to such litigation or claims.

                        WELLS REAL ESTATE FUND IX, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1997



                                                                                             GROSS AMOUNT AT WHICH CARRIED AT
                                                       INITIAL COST                                  DECEMBER 31, 1997
                                               ---------------------------      COSTS OF     --------------------------------
                                                             BUILDINGS AND     CAPITALIZED                  BUILDINGS AND
         DESCRIPTION             ENCUMBRANCES      LAND      IMPROVEMENTS      IMPROVEMENTS        LAND     IMPROVEMENTS
---------------------------      ------------   -----------  -------------     ------------   ------------  -------------
KNOXVILLE PROPERTY (A)               None        $  582,897    $         0      $ 6,542,818    $  607,930    $ 6,482,163

TCI-DALLAS PROPERTY (B)              None           650,000              0        4,016,866       677,914      3,988,952

U.S. CELLULAR PROPERTY (C)           None           833,942              0        9,484,766       896,698      9,149,231

MATSUSHITA PROPERTY (D)              None         2,108,304      5,120,835          383,594     2,220,993      5,391,740

CIRRUS LOGIC PROPERTY (E)            None           881,840      6,182,710          402,096       928,974      6,537,672
                                                 ----------    -----------      -----------    ----------    -----------
       Total                                     $5,056,983    $11,303,545      $20,830,140    $5,332,509    $31,549,758
                                                 ==========    ===========      ===========    ==========    ===========


                               GROSS AMOUNT AT WHICH CARRIED
                                    AT DECEMBER 31, 1997
                              -------------------------------                                                 LIFE ON WHICH
                                   CONSTRUCTION                 ACCUMULATED        DATE OF          DATE       DEPRECIATION
         DESCRIPTION               IN PROGRESS       TOTAL      DEPRECIATION     CONSTRUCTION     ACQUIRED    IS COMPUTED (F)
---------------------------        ------------  ------------  -------------     ------------   ------------  ---------------
KNOXVILLE PROPERTY (A)               $ 35,622    $ 7,125,715      $ 36,863          1997        12/10/96       20 to 25 years

TCI-DALLAS PROPERTY (B)                     0      4,666,866       217,039          1996        10/10/96       20 to 25 years

U.S. CELLULAR PROPERTY (C)            272,779     10,318,708       276,566          1997        06/17/96       20 to 25 years

MATSUSHITA PROPERTY (D)                     0      7,612,733       215,670          1997        01/10/97       20 to 25 years

CIRRUS LOGIC PROPERTY (E)                   0      7,466,646       236,049          1997        02/20/97       20 to 25 years
                                     --------    -----------      --------
       Total                         $308,401    $37,190,668      $982,187
                                     ========    ===========      ========

----------
(a) The Knoxville Property is a 5.622-acre tract of real property under construction in Knoxville, Tennessee. It is owned by Fund IX and X Associates. The Partnership owned a 50% interest in Fund IX and X Associates at December 31, 1997.

(b) The Dallas Property consists of a one-story office building located in Farmers Branch, Texas. It is owned by Fund VIII and IX Associates. The Partnership owned a 50% interest in Fund VIII and IX Associates at December 31, 1997.

(c) The U.S. Cellular Property consists of a four-story office building located in Madison, Wisconsin. It is owned by Fund VIII and IX Associates. The Partnership owned a 50% interest in Fund VIII and IX Associates at December 31, 1997.

(d) The Matsushita Property consists of a two-story office building located in Irvine, California. It is owned by Fund VIII and IX Associates. The Partnership owned a 50% interest in Fund VIII and IX Associates at December 31, 1997.

(e) The Cirrus Logic Property consists of a two-story office building located in Broomfield, Colorado. It is owned by Fund VIII and IX Associates. The Partnership owned a 50% interest in Fund VIII and IX Associates at December 31, 1997.

(f) Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

                        WELLS REAL ESTATE FUND IX, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1997

                                                                 Accumulated
                                                     Cost       Depreciation
                                                  -----------   ------------
BALANCE AT DECEMBER 31, 1995                      $         0      $      0
 1996 additions                                    10,994,486        50,444
                                                  -----------      --------
BALANCE AT DECEMBER 31, 1996                       10,994,486        50,444
 1997 additions                                    26,196,182       931,743
                                                  -----------      --------
BALANCE AT DECEMBER 31, 1997                      $37,190,668      $982,187
                                                  ===========      ========

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

EXHIBIT
NUMBER   DESCRIPTION OF DOCUMENT
------   -----------------------

*3(a) Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund IX, L.P. (Exhibit 3(a) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*3(b) Certificate of Limited Partnership of Wells Real Estate Fund IX, L.P. (Exhibit 3(c) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(a) Leasing and Tenant Coordinating Agreement between Wells Real Estate Fund IX, L.P. and Wells Management Company, Inc. (Exhibit 10(d) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(b) Management Agreement between Wells Real Estate Fund IX, L.P. and Wells Management Company, Inc. (Exhibit 10(e) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(c) Amended and Restated Custodial Agency Agreement between Wells Real Estate Fund IX, L.P. and NationsBank of Georgia, N.A. (Exhibit 10(f) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(d) Joint Venture Agreement of Fund VIII and Fund IX Associates dated June 10, 1996 (Exhibit 10(aa) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(e) Agreement for the Purchase and Sale of Real Property dated April 23, 1996, between American Family Mutual Insurance Company and Wells Capital, Inc. (Exhibit 10(bb) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(f) Agreement to Lease dated June 18, 1996, between Fund VIII and IX Associates and Westel-Milwaukee, Inc., d/b/a Cellular One (Exhibit 10(cc) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(g) Development Agreement dated June 18, 1996, between Fund VIII and Fund IX Associates and ADEVCO Corporation (Exhibit 10(dd) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(h) Owner-Contractor Agreement dated June 18, 1996, with Kraemer Brothers, Inc. (Exhibit 10(ee) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(i) First Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated October 10, 1996 (Exhibit 10(ii) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(j) Agreement for the Purchase and Sale of Property dated October 10, 1996, between TCI Valwood Limited Partnership I and Fund VIII and Fund IX Associates (Exhibit 10(ff) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(k) Build to Suite Industrial Lease Agreement dated November 1, 1995, between Industrial Developments International, Inc. and TCI Central, Inc., as amended July 16, 1996 and August 29, 1996 (Exhibit 10(gg) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(l) Assignment and Assumption of Lease dated October 10, 1996, between TCI Valwood Limited Partnership I and The Bank of New York, as Agent for Fund VIII and Fund IX Associates (Exhibit 10(hh) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(m) Real Estate Option Agreement dated December 9, 1996, between The Development Corporation of Knox County and Wells Real Estate Fund IX, L.P. (Exhibit 10(jj) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(n) Lease Agreement dated December 10, 1996, between Wells Real Estate Fund IX, L.P. and ABB Flakt, Inc. (Exhibit 10(kk) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(o) Development Agreement dated December 10, 1996, between Wells Real Estate Fund IX, L.P. and ADEVCO Corporation (Exhibit 10(ll) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(p) Owner-Contractor Agreement dated November 1, 1996, between Wells Real Estate Fund IX, L.P. and Integra Construction, Inc. (Exhibit 10(mm) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., File No. 33-83852)

*10(q) Second Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated January 7, 1997 (Exhibit 10(ii) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, File No. 0-27888)

*10(r) Agreement for the Purchase and Sale of Property with Magellan Bake Parkway Limited Partnership dated December, 1996 (Exhibit 10(jj) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, File No. 0-27888)

*10(s) Office Lease with Matsushita Avionics Systems Corporation dated April 29, 1996 (Exhibit 10(kk) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, File No. 0-27888)

*10(t) Third Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated February 18, 1997 (Exhibit 10(ll) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, File No. 0-27888)

*10(u) Agreement for the Purchase and Sale of Property with Orix Prime West Bloomfield II Venture dated February 5, 1997 (Exhibit 10(mm) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, File No. 0-27888)

*10(v) Lease with Cirrus Logic, Inc. dated July 5, 1995 (Exhibit 10(nn) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, File No. 0-27888)

*10(w) Agreement for the Purchase and Sale of Real Property dated May 30, 1997, between Fund IX and Fund X Associates and Wells Development Corporation (Exhibit 10(k) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., File No. 333-7979)

*10(x) Net Lease Agreement dated May 30, 1997, between Wells Development Corporation and Lucent Technologies, Inc. (Exhibit 10(l) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., File No. 333-7979)

*10(y) Development Agreement dated May 30, 1997, between Wells Development Corporation and ADEVCO Corporation (Exhibit 10(m) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., File No. 333-
         7979)