Form 10-Q
period 1998-03-31
WELLS REAL ESTATE FUND IX LP
filed 1998-05-15
CIK 929921

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended             March 31, 1998     or
                              --------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                   to
                               ------------------   ----------------------------

Commission file number             0-22039
                       ---------------------------------------------------------

                        Wells Real Estate Fund IX, L.P.
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Georgia                                 58-2126622
--------------------------------------           -------------------
(State of other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia                30092
------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

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
Yes    X      No
    --------     ---------

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund IX, L.P.
                        -------------------------------

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets - March 31, 1998
                 and December 31, 1997..........................            3

                 Statements of Income for the Three
                 Months Ended March 31, 1998 and 1997...........            4

                 Statement of Partners' Capital
                 for the Three Months Ended March 31, 1998
                 and Year Ended December 31, 1997...............            5

                 Statements of Cash Flows for the Three Months
                 Ended March 31, 1998 and 1997..................            6

                 Condensed Notes to Financial Statements........            7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations.....................................           10

PART II. OTHER INFORMATION......................................           20

                         WELLS REAL ESTATE FUND IX, L.P.
                     (a Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                 Assets                                     March 31, 1998           December 31, 1997
                 ------                                     --------------           -----------------
Investment in joint ventures (Note 2)                          $28,142,170                 $18,551,917
Cash and cash equivalents                                          478,091                   9,764,129
Due from affiliates                                                488,462                     335,508
Deferred project costs                                              50,001                     523,278
Organization costs, less accumulated
  amortization of $12,500 in December 1997
  and $14,063 in March 1998                                         17,188                      18,750
Prepaid expenses and other assets                                  676,000                     752,311
                                                               -----------                 -----------

          Total assets                                         $29,851,912                 $29,945,893
                                                               ===========                 ===========

     Liabilities and Partners' Capital
     ---------------------------------

Liabilities:
  Partnership distribution payable                             $   507,701                 $   437,175
                                                               -----------                 -----------

Partners' capital:
  General partners:                                                      0                           0
  Limited partners:
      Class A - 2,952,276 units outstanding                     25,411,792                  25,322,591
      Class B  547,724 units outstanding                         3,932,419                   4,186,127
      Original limited partner                                           0                           0
                                                               -----------                 -----------
           Total partners' capital                              29,344,211                  29,508,718
                                                               -----------                 -----------

           Total liabilities and partners'
             capital                                           $29,851,912                 $29,945,893
                                                               ===========                 ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME
                              --------------------

                                                                         Three Months Ended
                                                                March 31, 1998        March 31, 1997
                                                                --------------        --------------
Revenues:
  Equity in income of joint ventures (Note 2)                       $ 275,517              $ 40,163
  Interest income                                                      90,043               198,451
                                                                    ---------              --------
                                                                    $ 365,560              $238,614
Expenses:
  Computer costs                                                    $   1,986              $  2,722
  Printing and notebooks                                                  816                11,079
  Administrative salaries                                               6,139                 5,286
  Office expense                                                        1,100                 1,647
  Postage                                                               2,713                 6,770
  Taxes and licenses                                                       15                    15
  Accounting fees                                                       4,500                12,500
  Legal fees                                                            3,547                 2,279
  Investment analysis expense                                               0                 3,687
  Professional fees                                                         0                   765
  Registration filing fees                                                  0                   250
  Amortization of organization costs                                    1,563                 1,564
                                                                    ---------              --------
                                                                       22,379                48,563
                                                                    ---------              --------

  Net income                                                        $ 343,181              $190,051
                                                                    =========              ========

Net loss allocated to General Partners                              $       0              $   (206)

Net income allocated to Class A Limited Partners                    $ 577,869              $249,937

Net loss allocated to Class B Limited Partners                      $(234,688)             $(59,681)

Net income per weighted average
  Class A Limited Partner Unit                                      $     .20              $    .09

Net loss per weighted average
  Class B Limited Partner Unit                                      $    (.43)             $   (.10)

Cash distribution per Class A Limited Partner Unit                       $.17                  $.08

           See accompanying condensed notes to financial statements.

                              STATEMENTS OF INCOME
                        WELLS REAL ESTATE FUND IX, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                         STATEMENT OF PARTNERS' CAPITAL
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                        AND YEAR ENDED DECEMBER 31, 1997


                                                               LIMITED PARTNERS
                                               ------------------------------------------------
                                                       CLASS A                  CLASS B                         TOTAL
                                               ------------------------  ----------------------   GENERAL     PARTNERS'
                                    ORIGINAL     UNITS       AMOUNTS      UNITS      AMOUNTS     PARTNERS      CAPITAL
                                    ---------  ---------  -------------  --------  ------------  ---------  -------------
BALANCE,
 DECEMBER 31, 1996                      $ 100   2,927,443   $24,911,231   572,557    $4,840,871      $ 206    $29,752,408

 Net income (loss)                          0           0     1,564,778         0      (472,806)      (206)     1,091,766
 Partnership distributions                  0           0    (1,330,748)        0             0          0     (1,330,748)
 Return of capital                       (100)          0             0         0             0          0           (100)
 Sales commissions & discounts              0           0        (4,608)        0             0          0         (4,608)
 Class B conversion election                0      22,333       181,938    22,333      (181,938)         0              0
                                        -----   ---------   -----------   -------    ----------      -----    -----------

BALANCE,
 DECEMBER 31, 1997                          0   2,949,776    25,322,591   550,224     4,186,127          0     29,508,718

 Net income (loss)                          0           0       577,869         0      (234,688)         0        343,181
 Partnership distributions                  0           0      (507,688)        0             0          0       (507,688)
 Class A conversion elections               0       2,500        19,020    (2,500)      (19,020)         0              0
                                        -----   ---------   -----------   -------    ----------      -----    -----------

BALANCE,
 MARCH 31, 1998                             0   2,952,276   $25,411,792   547,724    $3,932,419          0    $29,344,211
                                        =====   =========   ===========   =======    ==========      =====    ===========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENT OF CASH FLOWS

                                                                           Three Months Ended
                                                                    -----------------------------------
                                                                    March 31, 1998       March 31, 1997
                                                                    --------------       --------------
Cash flows from operating activities:
 Net income                                                           $   343,181          $   190,051
 Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
   Equity in income of joint ventures                                    (275,517)             (40,163)
   Amortization of organization costs                                       1,563                1,564
 Changes in assets and liabilities:
  Prepaids and other assets                                                26,311               50,000
  Accounts payable                                                              0               (3,401)
  Due to affiliates                                                             0             (422,996)
                                                                      -----------          -----------
   Net cash provided by (used in) operating activities                     95,536             (224,945)
                                                                      -----------          -----------

Cash flows from investing activities:
  Distributions received from joint ventures                              335,508               46,197
  Investment in joint ventures                                         (9,279,921)          (9,518,280)
  Investment in real estate                                                     0              607,930
                                                                      -----------          -----------
   Net cash used in investing activities                               (8,944,413)          (8,864,153)
                                                                      -----------          -----------

Cash flows from financing activities:
  Sales commissions paid                                                        0             (171,304)
  Distribution to Partners from accumulated earnings                     (437,162)            (178,963)
                                                                      -----------          -----------

   Net cash used in financing activities                                 (437,162)            (350,267)
                                                                      -----------          -----------

Net decrease in cash and cash equivalents                              (9,286,038)          (9,439,365)

Cash and cash equivalents, beginning of year                            9,764,129           23,557,985
                                                                      -----------          -----------

Cash and cash equivalents, end of period                              $   478,091          $14,118,620
                                                                      ===========          ===========

Supplemental disclosure of noncash investing   activities:
  Deferred project costs applied to joint venture
   property                                                           $   473,276          $   390,238
                                                                      ===========          ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.

                     (A Georgia Public Limited Partnership)

                     Condensed Notes to Financial Statement

                                 March 31, 1998

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

On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 26, 1996, thus allowing for the admission of New York and Pennsylvania investors in the Partnership.
The offering was terminated on December 30, 1996, at which time the Partnership had sold 2,935,931 Class A Status Units, and 564,069 Class B Status Units, held by a total of 1,841 and 257 Limited Partners respectively, for total Limited Partner capital contributions of $35,000,000. After payment of $1,400,000 in Acquisition and Advisory Fees and expenses, payment of $5,250,000 in selling commissions and organization and offering expenses, the investment by the Partnership of $13,293,961 in the Fund VIII-Fund IX Joint Venture, the investment by the Partnership of $13,921,686 in the Fund IX-Fund X Joint Venture and a $650,000 escrow contribution on behalf of Fund IX-Fund X Joint Venture, as of March 31, 1998, the Partnership was holding net offering proceeds of $484,353 available for investment in properties.

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

As of March 31, 1998, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four-story office building in Madison, Wisconsin (the "Cellular One Office Building"), which is owned by the Fund VIII-Fund IX Joint Venture; (ii) a one-story office building in Farmer's Branch, Texas (the "TCI Building"), which is owned by the Fund VIII-Fund IX Joint Venture; (iii) a three-story office building under construction in Knoxville, Tennessee (the "ABB Building"), which is owned by the Fund IX-Fund X Joint Venture; (iv) a two-story office building in Irvine, California (the "Matsushita Building"), which is owned by the Fund VIII-Fund IX Joint Venture; (v) a two-story office building in Boulder

County, Colorado (the "Cirrus Logic Building"), which is owned by the Fund VIII-Fund IX Joint Venture; (vi) a two-story office building in Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-Fund X Joint Venture; and (vii) a three-story office building located in Boulder County, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-Fund X Joint Venture.

 (b) Basis of Presentation
 -------------------------

The financial statements of Wells Real Estate Fund IX, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1997.

2)  Investment in Joint Ventures
    ----------------------------

The Partnership owns interests in several properties as of March 31, 1998, through its ownership of joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information on investments in joint ventures, see Form 10-K for the Partnership for the year ended December 31, 1997.

The following describes additional information about the properties in which the Partnership owned an interest as of March 31, 1998:

FUND VIII-FUND IX JOINT VENTURE
-------------------------------

US Cellular Building
--------------------

On January 1, 1998, American Family Insurance Company occupied the remaining 25,451 rental square feet at the US Cellular Building. The lease provides for a rental rate of $25,599 for 1998, with annual increases of approximately 2.5% thereafter. American Family Insurance Company has the right to terminate its lease at the end of the third year with six to ten months prior notice and payment of an early termination fee of $250,680.63.

FUND IX-FUND X JOINT VENTURE
----------------------------

Ohmeda Building
---------------

On February 13, 1998, the Fund IX-Fund X Joint Venture acquired a two story office building that was completed in 1988 with approximately 106,750 rentable square feet on a 15-acre tract of land located in Louisville, Boulder County, Colorado from Lincor Centennial Ltd., a Colorado limited partnership. The purchase price for the Ohmeda Building was $10,325,000.00. The Fund IX-Fund X Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Ohmeda Building, including attorneys' fees, recording fees and other closing costs. The Partnership contributed $3,460,192.32 to the Fund IX-Fund X Joint Venture for its share of the purchase of the Ohmeda Building, and Wells Fund X contributed $6,887,762.83 to the Fund IX-Fund X Joint Venture for its share of the purchase of the Ohmeda Building.

The entire 106,750 rentable square feet of the Ohmeda Building is currently under a net lease date February 26, 1987, as amended by First Amendment to Lease dated December 3, 1987, and as amended by Second Amendment to Lease dated October 20, 1997 (the "Lease") with Ohmeda, Inc., a Delaware corporation. The lease was assigned to the Fund IX-Fund X Joint Venture at the closing. The lease currently expires in January 2005, subject to (i) Ohmeda's right to effectuate an early termination of the lease under the terms and conditions described below, and (ii) Ohmeda's right to extend the lease for two additional five year periods of time at the then current market rental rates.

Ohmeda is a medical supply firm based in Boulder, Colorado and is a worldwide leader in vascular access and haemodynamic monitoring for hospital patients. Ohmeda also has a special products division, which produces neonatal and other oxygen care products. Ohmeda recently extended an agreement with Hewlett-Packard to include co-marketing and promotion of combined Ohmeda/H-P neonatal products.

The monthly base rental payable under the lease will be $83,709.79 through January 31, 2003; $87,890.83 from February 1, 2003 through January 31, 2004; and $92,249.79 from February 1, 2004 through January 31, 2005. Under the lease, Ohmeda is responsible for all utilities, taxes, insurance and other operating costs with respect to the Ohmeda Building under the term of the lease. In addition, Ohmeda shall pay a $21,000 per year management fee for maintenance and administrative services of the Ohmeda Building. The Fund IX-Fund X Joint Venture, as landlord, is responsible for maintenance of the roof, exterior and structural walls, foundations, other structural members and floor slab, provided that the landlord's obligation to make repairs specifically excludes items of cosmetic and routine maintenance such as the painting of walls.

The lease contains an early termination cause that allows Ohmeda the right to terminate the lease, subject to certain conditions, on either January 31, 2001 or January 31, 2002. In order to exercise this early termination clause, Ohmeda must give the Fund IX-Fund X Joint Venture notice on or before 5:00 p.m.. MST, January 31, 2000, and said notice must identify which early termination date Ohmeda is exercising. If Ohmeda exercises its right to terminate on January 31, 2001, then Ohmeda must tender $753,388.13 plus an amount equal to the amount of real property taxes estimated to be payable to the landlord in 2002 for the tax year 2001 based on the most recent assessment information available on the early termination date. If Ohmeda exercises its right to terminate on January 31, 2002, then Ohmeda must tender $502,258.75 plus an amount equal to the amount of real property taxes estimated to be payable to the landlord in 2003 for the tax year 2002 based on the most recent assessment information available on the early termination date. At the present time, real property taxes relating to this property are approximately $135,500 per year. The payment of these amounts by Ohmeda for early termination must be made on or before the 180th day prior to the appropriate early termination date. If the amount of the real property taxes actually assessed is greater than the amount paid by Ohmeda on the early termination date, then Ohmeda shall pay the landlord the difference within thirty (30) days of the receipt of landlord's demand for said difference. If the amount of the real property taxes actually assessed is less than the amount paid by Ohmeda on the early termination date, then Ohmeda shall be entitled to a refund from the landlord of the difference within thirty (30) days of the landlord's receipt of the real property tax invoice for the appropriate tax year.

For additional information regarding the Ohmeda Building, refer to the Form 8-K of Wells Real Estate Fund IX, L.P. dated February 13, 1998 (Commission File No. 0-22039).

360 Interlocken Building
------------------------

On March 20, 1998, Fund IX-Fund X Joint Venture acquired a three-story multi-tenant office building containing approximately 51,974 rentable square feet on a 5.1acre tract of land in Broomfield, Boulder County, Colorado for a purchase price of $8,275,000, excluding acquisition costs.

The 360 Interlocken Building was completed in December 1996. The first floor has multiple tenants and contains 15,599 rentable square feet; the second floor is leased to ODS Technologies, L.P. and contains 17,146 rentable square feet; and the third floor is leased to Transecon, Inc. and contains 19,229 rentable square feet.

The funds used by the Fund IX-Fund X Joint Venture to acquire the 360 Interlocken Building were derived entirely from capital contributions made by the Partnership and Wells Fund X to the Fund IX-Fund X Joint Venture of $6,624,729 and $1,668,271, respectively.

For additional information regarding the 360 Interlocken Building, refer to the Form 8-K of Wells Real Estate Fund IX, L.P. dated March 20, 1998 (Commission File No. 0-22039).

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

Recent Accounting Pronouncements
--------------------------------

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", requires certain transactions (e.g., unrealized gains/losses on available for sale securities) that are not reflected in net income to be displayed as other comprehensive income. The Statement also requires an entity to report total comprehensive income (i.e., net income plus other comprehensive income) for every period in which an income statement is presented. SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997. None of the transactions required to be reported in other comprehensive income pertain to the Partnership; consequently, adoption of this Statement had no impact on the partnership's disclosures.

Effective April 3, 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and initial application is required to be reported as a cumulative effect of change in accounting principle. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Adoption of this Statement by the Partnership in the first quarter of 1999 may result in the write-off of certain capitalized organization costs. Adoption of this Statement is not expected to have a material impact on the Partnership's results of operations and financial condition.

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

(a) General
-----------

Gross revenues of the Partnership were $365,560 for the three months ended March 31, 1998, as compared to $238,614 for the three months ended March 31, 1997.
The increase was attributable primarily to the equity in income of joint venture. Expenses of the Partnership decreased to $22,379 for the three months ended March 31, 1998, as compared to $48,563 for the same period in 1997, as the result of decreased activity primarily in accounting and partnership administrative costs. Net income of the Partnership was $343,181 for the three months ended March 31, 1998, as compared to a net income of $190,051 for the three months ended March 31, 1997.

The Partnership's net cash provided by operating activities increased to $95,536 for 1998, as compared to ($357,712) for 1997, which is due primarily to equity in income of joint ventures, distributions to partners from accumulated earnings and changes in assets and liabilities. Net cash used in investing activities increased slightly to $8,944,413 from $8,864,153. Net cash from financing activities increased from $350,267 to $437,162 due to the distribution to partners from accumulated earnings. Cash and cash equivalents decreased from $14,118,620 to $478,091 for the same period in 1998.

Cash distributions in the amount of $437,162 were made to Limited Partners during the first quarter of 1998.

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

The Partnership expects to make future real estate investments, directly or through investments in joint ventures from limited partnership contributions.
As of March 31, 1998, the Partnership has reserved $13,406,470 for this purpose including approximately $450,000 needed to complete construction of the Cellular One Office Building in Madison, Wisconsin owned by the Fund VIII-Fund IX Joint Venture and approximately $63,235 needed to complete the ABB Building in Knoxville, Tennessee owned by the Fund IX-Fund X Joint Venture.

Property Operations
-------------------

As of March 31, 1998, the Partnership owned interests in the following operational property:

The TCI Building/Fund VIII-Fund IX  Joint Venture
-------------------------------------------------

                                                                                   Three Months Ended
                                                                    -----------------------------------------------
                                                                    March 31, 1998                   March 31, 1997
                                                                    --------------                   --------------
Revenues:
  Rental income                                                          $113,794                          $113,794
  Interest income                                                           7,450                                 0
                                                                         --------                          --------
                                                                          121,244                           113,794
                                                                         --------                          --------
Expenses:
  Depreciation                                                             41,648                            41,648
  Management & leasing expenses                                             4,300                             4,567
  Other operating expenses                                                  3,158                             4,049
                                                                         --------                          --------
                                                                           49,106                            50,264
                                                                         --------                          --------

Net income                                                               $ 72,138                          $ 63,530
                                                                         ========                          ========

Occupied %                                                                    100%                              100%

Partnership's Ownership % in the
   Fund VIII-Fund IX Joint Venture                                           45.8%                             50.0%

Cash distribution to Partnership                                         $ 55,401                          $ 49,397

Net income allocated to the Partnership                                  $ 37,188                          $ 31,736

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

Net income and cash distributions are greater in 1998, as compared to 1997, due primarily to increased interest income.

The Partnership's ownership in the Fund VIII-Fund IX Joint Venture decreased in 1998, as compared to 1997, due to additional fundings by the Wells Fund VIII.

The Matsushita Building/Fund VIII-Fund IX  Joint Venture
--------------------------------------------------------

                                                                                  Three Months Ended
                                                                    -----------------------------------------------
                                                                    March 31, 1998                   March 31, 1997
                                                                    --------------                   --------------
Revenues:
  Rental income                                                          $167,698                           $71,361

Expenses:
  Depreciation                                                             53,918                            53,400
  Management & leasing expenses                                             6,513                                 0
  Other operating expenses                                                  5,582                             4,313
                                                                         --------                           -------
                                                                           66,013                            57,713
                                                                         --------                           -------

Net income                                                               $101,685                           $13,648
                                                                         ========                           =======

Occupied %                                                                    100%                              100%

Partnership's Ownership % in the
   Fund VIII-Fund IX Joint Venture                                           45.8%                             50.0%

Cash distribution to Partnership                                         $ 79,853                           $     0

Net income allocated to the Partnership                                  $ 49,259                           $ 6,818

On January 10, 1997, Fund VIII-Fund IX Joint Venture acquired a two-story office building containing approximately 63,417 rentable square feet on a 4.4 acre tract of land located in the Irvine Spectrum planned business community in metropolitan Orange County, California for a purchase price of $7,193,000 excluding acquisition costs.

The entire Matsushita Building is currently under a net lease to Matsushita Avionics Systems Corporation. Matsushita Avionics' rental payment obligations do not begin until the ninth month of the lease term which commenced when Matsushita Avionics took possession in September 1996. Commencing in May 1997, the ninth month of the lease term, the monthly base rental payable by Matsushita Avionics under the Lease was be $45,879.47 through the 12th month of the lease term. The monthly base rental payable under the Lease for the 13th month of the lease term through the 30th month of the lease term is $57,709.47; the monthly base rental payable for the 31st month of the lease term through the 60th month of the lease term is $59,611.98; the monthly base rental payable for the 61st month of the lease term through the 84th month of the lease term is $61,831.58. The base rental payable during the option periods, if Matsushita Avionics exercises its option to extend the Lease, is 95% of the then-market rental rate for office space in other comparable buildings located in the Irvine area of southern California. Under the

Lease, Matsushita Avionics is responsible for all utilities, taxes, insurance and other operating expenses during the term of the Lease.

The Partnership's ownership in the Fund VIII-Fund IX Joint Venture decreased in 1998, as compared to 1997, due to additional fundings by Wells Fund VIII which decreased the Partnership's ownership in the Fund VIII-Fund IX Joint Venture.

The Cirrus Logic Building/Fund VIII-Fund IX  Joint Venture
----------------------------------------------------------

                                                       Three Months Ended            One Month Ended
                                                         March 31, 1998               March 31, 1997
                                                       -------------------           ----------------
Revenues:
  Rental income                                               $184,539                     $26,926

Expenses:
  Depreciation                                                  72,765                      21,500
  Management & leasing expenses                                  9,350                           0
  Other operating expenses                                       1,901                         388
                                                              --------                     -------
                                                                84,016                      21,888
                                                              --------                     -------
Net income                                                    $100,523                     $ 5,038
                                                              ========                     =======

Occupied %                                                         100%                        100%

Partnership's Ownership % in the
  Fund VIII-Fund IX Joint Venture                                 45.8%                       50.0%

Cash distribution to Partnership                              $ 76,487                     $13,260

Net income allocated to Partnership                           $ 48,780                     $ 2,517

On February 20, 1997, the Fund VIII-Fund IX Joint Venture purchased a two-story partially completed office building in Boulder County, Colorado for $7,029,000 excluding acquisition costs. Construction of the 49,460 square foot building was substantially completed in March, 1997.

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

Since the Cirrus Logic Building was purchased in February 1997, comparative income and expense figures for the complete prior year's period are not available.

The Partnership's ownership in the Fund VIII-Fund IX Joint Venture decreased in 1998, as compared to 1997, due to additional fundings by the Wells Fund VIII which decreased the Partnership's ownership in the Fund VIII-Fund IX Joint Venture.

The US Cellular Building/Fund VIII-Fund IX Joint Venture
--------------------------------------------------------

                                                               Three Months Ended
                                                               ------------------
                                                                  March 31, 1998
                                                               ------------------
Revenues:
 Rental income                                                        $320,519

Expenses:
 Depreciation                                                          128,049
 Management & leasing expenses                                          34,398
 Other operating expenses                                              (16,543)
                                                                      --------
                                                                       145,904
                                                                      --------

Net income                                                            $174,615
                                                                      ========

Occupied %                                                                 100%

Partnership's ownership % in the
 Fund VIII-Fund IX Joint Venture                                          45.8%

Cash distributed to Partnership                                       $129,166

Net income allocated to the Partnership                               $ 84,670

On June 17, 1996, the Fund VIII - Fund IX Joint Venture purchased a 7.09 acre tract of real property in Madison, Dane County, Wisconsin. Total cost and expenses to be incurred by the Fund VIII - Fund IX Joint Venture for the acquisition, development, construction and completion of the 101,727 rentable square foot building is estimated to be approximately $10,500,000. It is anticipated that the Partnership will fund the approximately $450,000 needed to complete tenant improvement on this project.

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

The Partnership's ownership in the Fund VIII-Fund IX Joint Venture decreased in 1998, as compared to 1997, due to additional fundings by the Wells Fund VIII which decreased the Partnership's ownership in the Fund VIII-Fund IX Joint Venture.

The Ohmeda Building/Fund IX-Fund X Joint Venture
------------------------------------------------

                                                                 Two Months Ended
                                                                 ----------------
                                                                  March 31, 1998
                                                                 ----------------
Revenues:
 Rental income                                                         $134,084

Expenses:
 Depreciation                                                            54,384
 Management & leasing expenses                                                0
 Other operating expenses                                                  (699)
                                                                       --------
                                                                         53,685
                                                                       --------

Net income                                                             $ 80,399
                                                                       ========

Occupied %                                                                  100%

Partnership's ownership % in the
 Fund IX-Fund X Joint Venture                                              52.9%

Cash distribution to Partnership                                       $ 54,424

Net income allocated to the Partnership                                $ 38,604

On February 13, 1998, Fund IX-Fund X Joint Venture acquired a two story office building containing approximately 106,750 rentable square feet on a 15-acre tract of land located in Louisville, Boulder County, Colorado for a purchase price of $10,325,000 excluding acquisition costs.

The entire Ohmeda building is currently under a net lease with Ohmeda, Inc. and was assigned to the Fund IX-Fund X Joint Venture at closing. The lease currently expires in January 2005.

The monthly base rental payable under the lease will be $83,709.79 through January 31, 2003; $87,890.83 from February 1, 2003 through January 31, 2004; and $92,249.79 from February 1, 2004 through January 31, 2005. Under the lease, Ohmeda is responsible for all utilities, taxes, insurance and other operating costs with respect to the Ohmeda Building under the term of the lease. In addition, Ohmeda shall pay a $21,000 per year management fee for maintenance and administrative services of the Ohmeda Building. The Fund IX-Fund X Joint Venture, as landlord, is responsible for maintenance of the roof, exterior and structural walls, foundations, other structural members and floor slab, provided that the landlord's obligation to make repairs specifically excludes items of cosmetic and routine maintenance such as the painting of walls.

Since the Ohmeda Building was purchased in February 1998, comparative income and expense figures are not available for the prior year.

The 360 Interlocken Building/Fund IX-Fund X Joint Venture
---------------------------------------------------------

                                                                         One Month Ended
                                                                         ---------------
                                                                         March 31, 1998
                                                                         --------------
Revenues:
 Rental income                                                                $26,133

Expenses:
 Depreciation                                                                  23,574
 Management & leasing expenses                                                      0
 Operating costs, net of reimbursements                                             0
                                                                              -------
                                                                               23,574
                                                                              -------

Net income                                                                    $ 2,559
                                                                              =======

Occupied %                                                                        100%

Partnership's ownership % in the
 Fund IX-Fund X Joint Venture                                                    52.9%

Cash distributed to Partnership                                               $13,818

Net income allocated to the Partnership                                       $ 1,352

On March 20, 1998, Fund IX-Fund X Joint Venture acquired a three-story multi-tenant office building containing approximately 51,974 rentable square feet on a
5.1 acre tract of land in Broomfield, Boulder County, Colorado for a purchase price of $8,275,000, excluding acquisition costs.

The 360 Interlocken Building was completed in December 1996. The first floor has multiple tenants and contain 15,599 rentable square feet; the second floor is leased to ODS Technologies, L.P. and contains 17,146 rentable square feet; and the third floor is leased to Transecon, Inc. and contains 19,229 rentable square feet.

Since the 360 Interlocken Building was purchased in March 1998, comparable income and expense figures for the prior year are not available.

The ABB Building/Fund IX-Fund X Joint Venture
---------------------------------------------

                                                            Three Months Ended
                                                            ------------------
                                                              March 31, 1998
                                                            ------------------
Revenues:
 Rental income                                                     $190,986

Expenses:
 Depreciation                                                        91,094
 Management & leasing expenses                                       25,282
 Operating costs, net of reimbursements                              37,768
                                                                   --------
                                                                    154,144
                                                                   --------

Net income                                                         $ 36,842
                                                                   ========

Occupied %                                                               67%

Partnership's ownership % in the Fund IX-Fund X Joint Venture          52.9%

Cash distribution to Partnership                                   $ 32,621

Net income allocated to the Partnership                            $ 17,901

On March 20, 1997, the Partnership contributed a 5.62 acre tract of real property in Knoxville, Knox County, Tennessee and improvements thereon (the "ABB Property"), valued at $1,306,393. As of March 31, 1998, the Partnership had contributed $3,836,765 and Wells Fund X had contributed $3,835,000 toward the development of a three story office building for total contributions of $7,671,765.

ABB Environmental Systems, a subsidiary of ABB, Inc., occupied its leased space of 55,000 rentable square feet comprising approximately 66% of the building in December 1996. The initial terms of the lease is 9 years and 11 months. ABB has the option to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal monthly installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. In additions to the base rent, ABB is required to pay additional rent equal to its share of operating expenses during the lease term.

It is currently anticipated that the total cost to complete the project will be approximately $7,800,000. It is currently anticipated that the Partnership will contribute $63,235 and Wells Fund X will contribute $65,000 to the remaining cost of approximately $128,235.

Since the ABB Building was opened in December 1997, comparative income and expense figures for prior years are not available.

PART II - OTHER INFORMATION
---------------------------

     ITEM 6 (b).   During the first quarter of 1998, the Partnership filed the following Current Reports on Form 10-K:

               (i) Form 8-K dated February 13, 1998, reporting the acquisition of the Ohmeda Building.

               (ii) Form 8-K dated March 20, 1998, reporting the acquisition of the 360 Interlocken Building.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WELLS REAL ESTATE FUND IX, L.P.
                                     (Registrant)
     Dated: May 11, 1998             By: /s/ Leo F. Wells, III
                                         ----------------------------------
                                         Leo F. Wells, III, as Individual
                                         General Partner and as President,
                                         and Chief Financial
                                         Officer of Wells Capital, Inc., the
                                         General Partner of Wells Partners, L.P.