Form 10-Q
period 1998-06-30
WELLS REAL ESTATE FUND IX LP
filed 1998-08-13
CIK 929921

                            SECURITIES AND EXCHANGE
                                  COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              June 30, 1998         or
                              -----------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                               -------------------    -------------------

Commission file number                           0-22039
                       --------------------------------------------------------

                        Wells Real Estate Fund IX, L.P.
-------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

            Georgia                         58-2126622
-------------------------------         -----------------
(State of other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia                 30092
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

                                     INDEX
                                     -----



                                                                        Page No.

PART I.  FINANCIAL INFORMATION

         PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Balance Sheets  June 30, 1998
                   and December 31, 1997...................................... 3

                  Statements of Income for the Three Months and Six
                   Months Ended June 30, 1998 and 1997........................ 4

                  Statement of Partners' Capital
                   for the Year Ended December 31, 1997
                   and the Six Months Ended June 30, 1998..................... 5

                  Statements of Cash Flows for the Six Months
                   Ended June 30, 1998 and 1997............................... 6

                  Condensed Notes to Financial Statements..................... 7

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations.................................................. 9

PART II. OTHER INFORMATION................................................... 20

                        WELLS REAL ESTATE FUND IX, L.P.
                    (a Georgia Public Limited Partnership)

                                BALANCE SHEETS

                 Assets                         June 30, 1998         December 31, 1997
----------------------------------------        -------------         -----------------
Investment in joint ventures (Note 2)             $28,512,147               $18,551,917
Cash and cash equivalents                             434,689                 9,764,129
Due from affiliates                                   701,427                   335,508
Deferred project costs                                 20,768                   523,278
Organization costs, less accumulated
  amortization of $12,500 in December
  1997 and $15,625 in June 1998                        15,625                    18,750
Prepaid expenses and other assets                       2,437                   752,311
                                                  -----------               -----------

          Total assets                            $29,687,093               $29,945,893
                                                  ===========               ===========
     Liabilities and Partners' Capital
-------------------------------------------

Liabilities:
  Accounts payable affiliates                     $    13,238               $         0
  Partnership distribution payable                    611,341                   437,175
                                                  -----------               -----------

         Total liabilities                            624,579                   437,175
                                                  -----------               -----------

Partners' capital:
   Limited partners:                               25,550,977                25,322,591
    Class A  2,964,909 units outstanding            3,511,537                 4,186,127
    Class B  535,091 units outstanding             ----------                ----------

         Total partners' capital                   29,062,514                29,508,718
                                                   ----------                ----------

         Total liabilities and partners'           $29,687,093              $29,945,893
          capital                                  ===========              ===========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                             STATEMENTS OF INCOME

                                          Three Months Ended                        Six Months Ended
                                  --------------------------------          -------------------------------
                                  June 30, 1998      June 30, 1997          June 30, 1998     June 30, 1997
                                  -------------      -------------          -------------     -------------
Revenues:
  Equity in income of joint
     venture                         $ 378,933            $123,403             $  654,450         $ 163,566
  Interest income                      (11,089)            154,051                 78,954           352,502
                                     ---------            --------             ----------         ---------
                                     $ 367,844            $277,454             $  733,404         $ 516,068

Expenses:
  Computer costs                     $   1,852            $  1,441             $    3,838         $   4,162
  Printing and notebooks                 4,393               4,097                  5,209            15,176
  Administrative salaries                4,180               6,733                 10,319            12,019
  Office expense                         1,873                 878                  2,973             2,525
  Postage                                2,927               2,231                  5,640             9,001
  Taxes and licenses                         0                   4                     15                19
  Other                                      0               3,830                      0             3,832
  Accounting fees                       12,004               4,109                 16,504            16,609
  Legal fees                             7,869               6,723                 11,416             9,002
  Investment analysis expense                0                   0                      0             3,687
  Professional fees                      1,369                 471                  1,369             1,236
  Registration filing fees                   0                   0                      0               250
  Amortization of organization
      costs                              1,562               1,562                  3,125             3,125
                                     ---------            --------              ---------          --------
                                        38,029              32,079                 60,408            80,643
                                     ---------            --------             ----------         ---------
  Net income                         $ 329,815            $245,375             $  672,996         $ 435,425
                                     =========            ========             ==========         =========

Net income (loss) allocated to
  General Partners                   $       0            $      0             $        0         $    (206)

Net income allocated to Class
  A Limited Partners                 $ 624,360            $287,969             $1,202,229         $ 537,906

Net loss allocated to
  Class B Limited Partners           $(294,544)           $(42,594)            $ (529,232)        $(102,275)

Net income per Class A weighted
  average Limited Partner Unit           $0.21               $0.09                  $0.41             $0.18

Net loss per Class B weighted
  average Limited Partner Unit          $(0.55)             $(0.08)                $(0.98)           $(0.18)

Cash distribution per Class A
  Limited Partner Unit                   $0.21               $0.09                  $0.38             $0.17

           See accompanying condensed notes to financial statements

                        WELLS REAL ESTATE FUND IX, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENT OF PARTNERS' CAPITAL
           FOR THE YEAR ENDED DECEMBER 31, 1997 AND SIX MONTHS ENDED
                                 JUNE 30, 1998

                                                               LIMITED PARTNERS
                                               ------------------------------------------------
                                                       CLASS A                  CLASS B                         TOTAL
                                               ------------------------  ----------------------   GENERAL     PARTNERS'
                                    ORIGINAL     UNITS       AMOUNTS      UNITS      AMOUNTS     PARTNERS      CAPITAL
                                    ---------  ---------  -------------  --------  ------------  ---------  -------------

BALANCE,
December 31, 1996                      $ 100   2,927,443   $24,911,231   572,557    $4,840,871      $ 206    $29,752,408

Net income (loss)                          0           0     1,564,778         0      (472,806)      (206)     1,091,766
Partnership distributions                  0           0    (1,330,748)        0             0          0     (1,330,748)
Return of capital                       (100)          0             0         0             0          0           (100)
Sales commissions & discounts              0           0        (4,608)        0             0          0         (4,608)
Class B conversion election                0      22,333       181,938   (22,333)     (181,938)         0              0
                                       -----   ---------   -----------   -------    ----------      -----    -----------

BALANCE,
DECEMBER 31, 1997                          0   2,949,776    25,322,591   550,224     4,186,127          0     29,508,718

Net income (loss)                          0           0     1,202,229         0      (529,233)         0        672,996
Partnership distributions                  0           0    (1,119,200)        0             0          0     (1,119,200)
Class B conversion elections               0      15,133       145,357   (15,133)     (145,357)         0              0
                                       -----   ---------   -----------   -------    ----------      -----    -----------

BALANCE,
JUNE 30, 1998                          $   0   2,964,909   $25,550,977   535,091    $3,511,537      $   0    $29,062,514
                                       =====   =========   ===========   =======    ==========      =====    ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENT OF CASH FLOWS

                                                                          Six Months Ended
                                                                 ---------------------------------
                                                                 June 30, 1998       June 30, 1997
                                                                 -------------       -------------
Cash flows from operating activities:
 Net income                                                       $   672,996         $    435,425
 Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
 Equity in income of organization costs                              (654,450)            (163,565)
 Amortization of organization costs                                     3,125                3,125
 Changes in assets and liabilities:
  Prepaids and other assets                                           749,874               50,000
  Accounts payable                                                          0               (3,401)
  Due to affiliates                                                    13,237             (422,996)
  Accounts payable                                                          0                   (8)
                                                                  -----------         ------------
   Net cash provided by (used in) operating activities                784,782             (101,420)
                                                                  -----------         ------------

Cash flows from investing activities:
  Investment in joint ventures                                     (9,943,158)         (13,250,728)
  Deferred project costs paid                                               0                    0
  Distributions received from joint ventures                          773,970              107,607
  Investment in real estate                                                 0            1,065,857
                                                                  -----------         ------------
   Net cash used in investing activities                           (9,169,188)         (12,077,264)
                                                                  -----------         ------------

Cash flows from financing activities:
  Limited partners' contributions                                           0                    0
  Sales commissions paid                                                    0             (171,305)
  Offering costs paid                                                       0                    0
  Distribution to partners from accumulated earnings                 (945,034)            (401,773)
                                                                  -----------         ------------
   Net cash used in financing activities                             (945,034)            (573,078)
                                                                  -----------         ------------

Net decrease in cash and cash equivalents                          (9,329,440)         (12,751,762)

Cash and cash equivalents, beginning of year                        9,764,129           23,557,985
                                                                  -----------         ------------

Cash and cash equivalents, end of period                          $   434,689         $ 10,806,223
                                                                  ===========         ============

Supplemental disclosure of noncash investing   activities:
  Deferred project costs applied to joint venture
   property                                                       $   502,510         $    588,278
                                                                  ===========         ============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                     (A Georgia Public Limited Partnership)

                     Condensed Notes to Financial Statement

                                 June 30, 1998

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

On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996, when it received and accepted subscriptions for 125,000 units. The offering was terminated on December 30, 1996, at which time the Partnership had sold 2,935,931 Class A Status Units, and 564,069 Class B Status Units, held by a total of 1,841 and 257 Limited Partners respectively, for total Limited Partner capital contributions of $35,000,000. After payment of $1,400,000 in Acquisition and Advisory Fees and expenses, payment of $5,254,603 in selling commissions and organization and offering expenses, the investment by the Partnership of $13,289,358 in the Fund VIII-Fund IX Joint Venture, the investment by the Partnership of $14,584,923 in the Fund IX-X-XI-REIT Joint Venture, as of June 30, 1998, the Partnership was holding net offering proceeds of $471,116 available for investment in properties.

The Partnership owns interests in properties through equity ownership in the following joint ventures: (i) Fund VIII and Fund IX Associates, a joint venture between the Partnership and Wells Real Estate Fund VIII, L.P. (the "Fund VIII-IX Joint Ventures") and (ii) Fund IX-X-XI-REIT Associates, a joint venture among the Partnership, Wells Real Estate Fund X, L.P., Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P. (the "Fund IX-X-XI-REIT Joint Venture").

As of June 30, 1998, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four-story office building in Madison, Wisconsin (the "Cellular One Building"), which is owned by the Fund VIII-Fund IX Joint Venture; (ii) a one-story office building in Farmer's Branch, Texas (the "TCI Building"), which is owned by the Fund VIII-Fund IX Joint Venture; (iii) a three-story office building in Knoxville, Tennessee (the "ABB Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (iv) a two-story office building in Irvine, California (the "Matsushita Building"), which is owned by the Fund VIII-Fund IX Joint Venture; (v) a two-story office building in Boulder County, Colorado (the

"Cirrus Logic Building"), which is owned by the Fund VIII-Fund IX Joint Venture;
(vi) a two-story office building in Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (vii) a three-story office building located in Boulder County, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; and (viii) a one-story office building located in Oklahoma City, Oklahoma (the "Lucent Technologies Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture.

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

2)  Investment in Joint Ventures
    ----------------------------

The Partnership owns interests in eight office buildings, through its ownership of joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information on investments in joint ventures, see Form 10-K for the Partnership for the year ended December 31, 1997.

The following describes additional information about the properties in which the Partnership owned an interest as of June 30, 1998:

FUND IX-X-XI-REIT JOINT VENTURE
-------------------------------

On June 11, 1998, Fund IX and Fund X Associates (the "Fund IX-Fund X Joint Venture"), a joint venture between the Partnership and Wells Real Estate Fund X, L.P. ("Wells Fund X"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, was amended and restated to admit Wells Real Estate Fund XI, L.P. ("Wells Fund XI"), a Georgia public limited partnership, and Wells Operating Partnership, L.P., ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. (the "Wells REIT"), a Maryland corporation, as the general partner. Wells OP and the Wells REIT are also affiliated with the Partnership and its General Partners.

The Joint Venture, which changed its name to the Fund IX-X-XI-REIT Joint Venture, had previously acquired and owned the following three properties: (i) the ABB Building located in Knoxville, Knox County, Tennessee, (ii) the Ohmeda Building located in Louisville, Boulder County, Colorado, and (iii) the 360 Interlocken Building located in Broomfield, Boulder County,

Colorado. On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased the Lucent Technologies Building located in Oklahoma City, Oklahoma County, Oklahoma.

Lucent Technologies/Oklahoma City Project
-----------------------------------------

On May 30, 1997, the Fund IX - Fund X Joint Venture entered into an agreement for the purchase and sale of real property with Wells Development Corporation ("Wells Development"), an affiliate of the General Partners, for the acquisition and development of a one-story office building containing 57,186 net rentable square feet on 5.3 acres of land (the "Lucent Technologies Building"). On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased this property for a purchase price of $5,504,276, which approximated Wells Development's cost basis in the property.

Lucent Technologies, Inc., a world-wide leader in the telecommunications technology producing a variety of communication products, has occupied the entire Lucent Technologies Building. The initial term of the lease is ten years commencing on January 5, 1998. Lucent Technologies has the option to extend the initial term of the lease for two additional five year periods. The annual base rent payable during the initial term is $508,383 payable in equal monthly installment of $42,365 during the first five years and $594,152 payable in equal monthly installments of $49,513 during the second five years of the lease term. The annual base rent for each extended term will be at market rental rates. In addition to the base rent, Lucent Technologies will be required to pay additional rent equal to its share of operating expenses during the lease term.

As of June 30, 1998, the Partnership had an approximate 45.8% equity interest in the Fund IX-X-XI-REIT Joint Venture. As of June 30, 1998, Wells Fund X had an approximate 42.0% equity interest, Wells Fund XI had an approximate 7.8% equity interest, and Wells OP had an approximate 4.4% equity interest in the Fund IX-X-XI-REIT Joint Venture.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------------------------------------------------------------------------
RESULTS OF OPERATION.
---------------------

The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

(a) General
-----------

As of June 30, 1998, the properties owned by the Partnership were 95% occupied. Gross revenues of the Partnership were $733,404 for the six months ended June 30, 1998, as compared to $516,068 for the six months ended June 30, 1997. This increase was attributable primarily to the increase in income of joint venture offset partially by decreased interest income earned on funds held by the Partnership prior to the investment in joint venture. Expenses of the Partnership decreased to $60,408 for the six months ended June 30, 1998, as compared to $80,643 for the same period in 1997, as the result of decreased activity primarily in printing and other partnership administrative costs. Net income of the Partnership was $672,996 for the six months ended June 30, 1998, as compared to a net income of $435,425 for the six months ended June 30, 1997.

The Partnership's net cash provided by operating activities increased to $784,781 for 1998, as compared to ($101,420) for 1997, which is due primarily to changes in assets and liabilities. Net cash used in investing activities decreased to $9,169,188 from $12,077,264. Net cash used in financing activities increased from $573,078 to $945,034 due primarily to the increase in distribution to partners from accumulated earnings. Cash and cash equivalents decreased from $10,806,223 as of June 30, 1997 to $434,689 as of June 30, 1998.

Cash distributions of $0.21 per weighted average Unit were made to Class A Limited Partners for the three months ended June 30, 1998, as opposed to distributions of $0.09 per Class A Unit for the same period in 1997. The Partnership currently anticipates that distributions will continue to be paid on a quarterly basis on a level at least consistent with 1998 distributions.

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

The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from limited partnership contributions. As of June 30, 1998, the Partnership was holding $471,116 of net offering proceeds available for investment in properties, including approximately $63,235 which is reserved for completion of the ABB Building in Knoxville, Tennessee owned by the Fund IX-X-XI-REIT Joint Venture.

The General Partners have verified that all operational computer systems are year 2000 compliant. This includes systems supporting accounting, property management and investor services. Also, as part of this review, all building control systems have been verified as compliant. The current line of business applications are based on compliant operating systems and database servers. All of these products are scheduled for additional upgrades before the year

2000. Therefore, it is not anticipated that the year 2000 will have significant impact on the Partnership's operations.

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

Property Operations
-------------------

As of June 30, 1998, the Partnership owned interests in the following operational properties:

The TCI Building/Fund VIII-Fund IX  Joint Venture
-------------------------------------------------

                                          Three Months Ended                        Six Months Ended
                                  --------------------------------          -------------------------------
                                  June 30, 1998      June 30, 1997          June 30, 1998     June 30, 1997
                                  -------------      -------------          -------------     -------------
Revenues:
 Rental income                         $113,795           $113,795               $227,589          $227,589
 Interest income                          7,700                  0                 15,150                 0
                                       --------           --------               --------          --------
                                        121,495            113,795                242,739           227,589
                                       --------           --------               --------          --------

Expenses:
 Depreciation                            41,649             41,649                 83,297            83,297
 Management & leasing expenses            4,300              4,240                  8,600             8,807
 Other operating expenses                 1,815              2,340                  4,973             6,389
                                       --------           --------               --------          --------
                                         47,764             48,229                 96,870            98,493
                                       --------           --------               --------          --------

Net income                             $ 73,731           $ 65,566               $145,869          $129,096
                                       ========           ========               ========          ========

Occupied %                                  100%               100%                   100%              100%

Partnership's Ownership % in the
 Fund VIII-Fund IX Joint Venture           45.2%              49.9%                  45.2%             49.9%

Cash distribution to Partnership       $ 46,230           $ 50,511               $101,631          $ 99,908

Net income allocated to the
 Partnership                           $ 33,484           $ 32,816               $ 68,434          $ 64,552

Net income and cash distributions are greater in 1998, as compared to 1997, due primarily to increased interest income coupled with a slight decrease in accounting expenses.

The Partnership's ownership interest in the Fund VIII-Fund IX Joint Venture decreased in 1998, as compared to 1997, due to additional fundings by Wells Fund VIII which increased Wells Fund VIII's interest and decreased the Partnership's ownership interest in the Fund VIII-Fund IX Joint Venture.

The Matsushita Building/Fund VIII-Fund IX  Joint Venture
--------------------------------------------------------

                                          Three Months Ended                        Six Months Ended
                                  --------------------------------          -------------------------------
                                  June 30, 1998      June 30, 1997          June 30, 1998     June 30, 1997
                                  -------------      -------------          -------------     -------------
Revenues:
 Rental income                        $167,698            $151,304               $335,396          $222,665
 Interest income                             0               1,008                      0             1,511
                                      --------            --------               --------          --------
                                       167,698             152,312                335,396           224,176
                                      --------            --------               --------          --------

Expenses:
 Depreciation                           53,917              53,833                107,835           107,233
 Management & leasing expense            6,512               7,599                 13,025            11,880
 Other operating expenses                4,661                 458                 10,243               993
                                      --------            --------               --------          --------
                                        65,090              61,890                131,103           120,106
                                      --------            --------               --------          --------

Net income                            $102,608            $ 90,422               $204,293          $104,070
                                      ========            ========               ========          ========

Occupied %                                 100%                100%                   100%              100%

Partnership's Ownership % in
 Fund VIII-Fund IX Joint Venture          45.2%               49.9%                  45.2%             49.9%

Cash distribution to Partnership      $ 75,241            $ 35,630               $155,094          $ 35,630

Net income allocated to the
 Partnership                          $ 46,586            $ 45,148               $ 95,845          $ 51,978

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

Rental income and net income have increased, as compared to 1997, due primarily to an understatement of straight line rent in 1997.

The Partnership's ownership interest in the Fund VIII-Fund IX Joint Venture decreased in 1998, as compared to 1997, due to additional fundings by Wells Fund VIII which increased Wells Fund VIII's interest and decreased the Partnership's ownership interest in the Fund VIII-Fund IX Joint Venture.

The Cirrus Logic Building/Fund VIII-Fund IX  Joint Venture
----------------------------------------------------------

                                          Three Months Ended                 Six Months Ended           Four Months Ended
                                  --------------------------------           ----------------           -----------------
                                  June 30, 1998      June 30, 1997            June 30, 1998               June 30, 1997
                                  -------------      -------------            -------------               -------------
Revenues:
 Rental income                         $184,539           $175,565                 $369,078                     $202,491
 Interest income                              0                  0                        0                           57
                                       --------           --------                 --------                     --------
                                        184,539            175,565                  369,078                      202,548
                                       --------           --------                 --------                     --------

Expenses:
 Depreciation                            72,765             64,526                  145,530                       86,026
 Management & leasing expenses            9,056              6,601                   18,406                        6,601
 Other operating expenses                (9,950)             6,523                   (8,049)                       6,968
                                       --------           --------                 --------                     --------
                                         71,871             77,650                  155,887                       99,595
                                       --------           --------                 --------                     --------

Net income                             $112,668           $ 97,915                 $213,191                     $102,953
                                       ========           ========                 ========                     ========

Occupied %                                  100%               100%                     100%                         100%

Partnership's Ownership % in the
 Fund VIII-Fund IX Joint Venture           45.2%              49.9%                    45.2%                        49.9%

Cash distribution to Partnership       $ 77,300           $ 49,769                 $153,787                     $ 63,046

Net income allocated to the
 Partnership                           $ 51,352           $ 48,907                 $100,132                     $ 51,428

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

Since the Cirrus Logic Building was purchased in February 1997 and was not completed until March 1997, comparative income and expense figures for the six months ended June 30, 1998 and 1997 are not available. Other operating expenses decreased for the three months ended June 30, 1998, as compared to the same period in 1997, due primarily to differences in the annual adjustment for common area maintenance billing to the tenant.

The Partnership's ownership interest in the Fund VIII-Fund IX Joint Venture decreased in 1998, as compared to 1997, due to additional fundings by Wells Fund VIII which increased Wells Fund VIII's interest and decreased the Partnership's ownership in the Fund VIII-Fund IX Joint Venture.

The Cellular One Building/Fund VIII-Fund IX Joint Venture
---------------------------------------------------------

                                               Three Months Ended   Six Months Ended    One Month Ended
                                                  June 30, 1998       June 30, 1998      June 30, 1997
                                               ------------------   ----------------    ---------------
Revenues:
  Rental income                                        $320,519            $641,038            $40,108

Expenses:
  Depreciation                                          179,152             307,201             38,000
  Management & leasing expense                           34,153              68,551             10,875
  Other operating expenses                               (2,005)            (18,548)                 0
                                                       --------            --------            -------
                                                        211,300             357,204             48,875
                                                        --------            --------            -------
  Net income (loss)                                    $109,219            $283,834            $(8,767)
                                                       ========            ========            =======

Occupied %                                                  100%                100%                75%

Partnership's Ownership % in the
  Fund VIII-Fund IX Joint Venture                          45.2%               45.2%              49.9%

Cash distribution to Partnership                       $126,844            $256,010            $14,591

Net income (loss) allocated to Partnership             $ 49,604            $134,274            $(4,381)

In June 1997, Cellular One, a subsidiary of BellSouth Corporation, occupied its leased space of 76,276 square feet comprising approximately 75% of the building. The initial term of the lease is 9 years and 11 months beginning in June 1997, with the option to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $862,500 payable in equal monthly installments of $71,875 during the first five years and $975,000 payable in equal monthly installments of $81,250 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rate. Cellular One changed its name to US Cellular in October 1997. One additional tenant has occupied the remaining 25% of the building in 1998.

Since the building opened June 15, 1997, comparative income and expenses figures are not available for prior periods.

The ABB Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------

                                                                Three Months Ended                Six Months Ended
                                                                   June 30, 1998                   June 30, 1998
                                                                -------------------              -----------------
Revenues:
  Rental income                                                         $190,986                    $381,972

Expenses:
  Depreciation                                                            93,684                     184,778
  Management & leasing expense                                            24,906                      50,188
  Other operating expenses                                                 8,899                      46,667
                                                                        --------                    --------
                                                                         127,489                     281,633
                                                                        --------                    --------
  Net income                                                            $ 63,497                    $100,339
                                                                        ========                    ========

Occupied %                                                                    67%                         67%

Partnership's Ownership % in the Fund IX-X-XI-REIT Joint Venture            45.8%                       45.8%

Cash distribution to Partnership                                        $ 79,428                    $112,049

Net income allocated to Partnership                                     $ 31,661                    $ 49,562

ABB Environmental Systems, a subsidiary of ABB, Inc., occupied its leased space of 55,000 rentable square feet comprising approximately 67% of the building in December 1997. The initial term of the lease is 9 years and 11 months. ABB has the option under its lease to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal monthly installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. In addition to the base rent, ABB is required to pay additional rent equal to its share of operating expenses during the lease term.

It is currently anticipated that the total cost to complete the project will be approximately $7,800,000. It is currently anticipated that the Partnership will contribute $63,235 and that Wells Fund X will contribute $65,000 to the remaining cost of approximately $128,235.

Since the ABB Building was opened in December 1997, comparative income and expense figures for the prior year are not available.

The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture
---------------------------------------------------

                                                                              Three Months Ended         Five Months Ended
                                                                                June 30, 1998              June 30, 1998
                                                                              ------------------         ------------------
Revenues:
  Rental income                                                                      $254,939                   $389,023

Expenses:
  Depreciation                                                                         81,576                    135,960
  Management & leasing expense                                                         17,928                     17,928
  Other operating expenses                                                                610                        (89)
                                                                                     --------                   --------
                                                                                      100,114                    153,799
                                                                                      --------                   --------
  Net income                                                                         $154,825                   $235,224
                                                                                     ========                   ========

Occupied %                                                                                100%                       100%

Partnership's Ownership % in the Fund IX-X-XI-REIT Joint Venture                         45.8%                      45.8%

Cash distribution to Partnership                                                     $117,325                   $171,749

Net income allocated to Partnership                                                  $ 78,049                   $116,653

On February 13, 1998, the Fund IX-X-XI-REIT Joint Venture (formerly, the Fund IX-Fund X Joint Venture) acquired a two story office building containing approximately 106,750 rentable square feet on a 15-acre tract of land located in Louisville, Boulder County, Colorado (the "Ohmeda Building") for a purchase price of $10,325,000 excluding acquisition costs. The Partnership was admitted to the Fund IX-X-XI-REIT Joint Venture and, accordingly, acquired an interest in this property on June 11, 1998.

The entire Ohmeda Building is currently under a net lease with Ohmeda, Inc. and was assigned to the Fund IX-X-XI-REIT Joint Venture at closing. The lease currently expires in January 2005.

The monthly base rental payable under the lease is $83,709.79 through January 31, 2003; $87,890.83 from February 1, 2003 through January 31, 2004; and
$92,249.79 from February 1, 2004 through January 31, 2005. Under the lease, Ohmeda is responsible for all utilities, taxes, insurance and other operating costs with respect to the Ohmeda Building under the term of the lease. In addition, Ohmeda shall pay a $21,000 per year management fee for maintenance and administrative services of the Ohmeda Building. The Fund IX-X-XI-REIT Joint Venture, as landlord, is responsible for maintenance of the roof, exterior and structural walls, foundations, other structural members and floor slab, provided that the landlord's obligation to make repairs specifically excludes items of cosmetic and routine maintenance such as the painting of walls.

Since the Ohmeda Building was purchased in February 1998, comparative income and expense figures are not available for the prior year.

The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------

                                                                Three Months Ended     Four Months Ended
                                                                   June 30, 1998         June 30, 1998
                                                                -------------------  ----------------------
Revenues:
  Rental income                                                         $212,442             $238,575

Expenses:
  Depreciation                                                            71,065               94,639
  Management & leasing expense                                            19,237               19,237
  Other operating costs, net of reimbursements                           (48,278)             (48,278)
                                                                        --------             --------
                                                                          42,024               65,598
                                                                        --------             --------
  Net income                                                            $170,418             $172,977
                                                                        ========             ========

Occupied %                                                                   100%                 100%

Partnership's Ownership % in the Fund IX-X-XI-REIT Joint Venture            45.8%                45.8%

Cash distribution to Partnership                                        $117,491             $131,309

Net income allocated to Partnership                                     $ 85,679             $ 87,031

On March 20, 1998, the Fund IX-X-XI-REIT Joint Venture (formerly, the Fund IX-Fund X Joint Venture) acquired a three-story multi-tenant office building containing approximately 51,974 rentable square feet on a 5.1 acre tract of land in Broomfield, Boulder County, Colorado (the "360 Interlocken Building") for a purchase price of $8,275,000, excluding acquisition costs.

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

The Lucent Technologies Building/Fund IX-X-XI-REIT Joint Venture
----------------------------------------------------------------

                                                                           One Month Ended
                                                                           ---------------
                                                                             June 30, 1998
                                                                             -------------

Revenues:
 Rental income                                                                     $ 9,885

Expenses:
 Depreciation                                                                        4,382
 Management & leasing expenses                                                           0
 Operating costs, net of reimbursements                                                  0
                                                                                   -------
                                                                                     4,382
                                                                                   -------

Net income                                                                         $ 5,503
                                                                                   =======

Occupied %                                                                             100%

Partnership's ownership % in the Fund IX-X-XI-REIT Joint Venture                      45.8%

Cash distributed to Partnership                                                    $58,259

Net income allocated to the Partnership                                            $ 2,519

On June 24, 1998, Fund IX-X-XI-REIT Joint Venture acquired a one-story office building containing approximately 57,186 rentable square feet on a 5.3 acre tract of land in Oklahoma City, Oklahoma (the "Lucent Technologies Building") for a purchase price of $5,504,276, excluding acquisition cost.

The Lucent Technologies Building was completed in January 1998 with Lucent Technologies occupying the entire building.

Since the Lucent Technologies Building was purchased in June 1998, comparable income and expense figures for the prior year are not available.

                          PART II - OTHER INFORMATION
                          ---------------------------

     ITEM 6 (b).   During the second quarter ended June 30, 1998, the
     Partnership filed the following Current Reports on Form 8-K:

          (i) Current Report on Form 8-K dated March 20, 1998, filed with the Commission on April 3, 1998, reporting the acquisition of the 360 Interlocken Building; and

          (ii) Amendment No. 1 to Current Report on Form 8-K/A dated March 20, 1998, filed with the Commission on May 14, 1998, providing required financial statements relating to the acquisition of the 360 Interlocken Building.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               WELLS REAL ESTATE FUND IX, L.P.
                               (Registrant)
     Dated: August 10, 1998    By: /s/ Leo F. Wells, III
                               -------------------------------
                               Leo F. Wells, III, as Individual
                               General Partner and as President,
                               and Chief Financial Officer of
                               Wells Capital, Inc., the General
                               Partner of Wells Partners, L.P.