Form 10-Q
period 1998-09-30
WELLS REAL ESTATE FUND IX LP
filed 1998-11-13
CIK 929921

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended              September 30, 1998     or
                              ------------------------------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________________to__________________

Commission file number                 0-22039
                       ------------------------------------------------------

           Wells Real Estate Fund IX, L.P.
-----------------------------------------------------------------------------
  (Exact name of registrant as specified in its charter)

              Georgia                          58-2126622
--------------------------------------       -----------------
(State of other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification no.)

 3885 Holcomb Bridge Road, Norcross, Georgia                30092
-----------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------

_____________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No ______
    --------

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund IX,L.P.
                        ------------------------------

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

           Balance Sheets - September 30, 1998
             and December 31, 1997.....................................     3

           Statements of Income for the Three Months and Nine Months
             Ended September 30, 1998 and 1997.........................     4

           Statements of Partners' Capital for the Year Ended
             December 31, 1997 and the Nine Months
             Ended September 30, 1998..................................     5

           Statements of Cash Flows for the Nine Months
             Ended September 30, 1998 and 1997.........................     6

           Condensed Notes to Financial Statements.....................     7

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............     9

PART II.  OTHER INFORMATION............................................    20

                        WELLS REAL ESTATE FUND IX, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                BALANCE SHEETS

                Assets                         September 30, 1998       December 31, 1997
                ------                         ------------------       -----------------
Investment in joint venture (Note 2)           $       28,385,527       $      18,551,917
Cash and Cash equivalents                                 332,154               9,764,129
Due from affiliates                                       650,091                 335,508
Deferred project costs                                     13,622                 523,278
Organization costs, less accumulated
   amortization of $12,500 in December
   1997 and $17,187 in September 1998                      14,062                  18,750
Prepaid expenses and other assets                               0                 752,311
                                               ------------------       -----------------
    Total assets                               $       29,395,456       $      29,945,893
                                               ==================       =================

  Liabilities and Partners' Capital
  ---------------------------------

Liabilities:
   Partnership distribution payable            $          631,486       $         437,175
                                               ------------------       -----------------

    Total liabilities                                     631,486                 437,175
                                               ------------------       -----------------

Partners' capital:
Limited partners:
  Class A-2,972,508 units outstanding                  25,597,890              25,322,591
  Class B-527,492 units outstanding                     3,166,080               4,186,127
                                               ------------------       -----------------

      Total partners' capital                          28,763,970              29,508,718
                                               ------------------       -----------------

      Total liabilities and partners' capital  $       29,395,456       $      29,945,893
                                               ------------------       -----------------

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND IX, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                             STATEMENTS OF INCOME

                                                         Three Months Ended                 Nine Months Ended
                                                         ------------------                 -----------------
                                                  Sept 30, 1998      Sept 30,1997    Sept 30, 1998       Sept 30,1997
                                                  -------------------------------    --------------------------------
Revenues:
          Interest income                          $     527            $ 138,106    $   79,481            $  490,608
          Equity in income of joint
           ventures (Note 2)                         353,927              247,882     1,008,377               411,448
                                                   ---------            ---------    ----------            ----------
                                                     354,454              385,988     1,087,858               902,056

Expenses:
          Computer cost                                2,326                2,354         6,164                 6,516
          Printing and notebooks                         185               (1,660)        5,394                13,516
          Administrative salaries                     11,628                6,658        21,947                18,674
          Office expense                                (964)               4,273         2,009                 6,799
          Postage                                      1,490                2,317         7,130                11,318
          Other                                            0               (3,832)            0                     0
          Legal and accounting fees                    1,013                  823        28,933                26,435
          Investment analysis expense                      0                    0             0                 3,688
          Professional fees                            1,663                  453         3,032                 1,689
          Registration filing fees                     2,437                    0         2,452                   269
          Amortization of
           organization costs                          1,562                1,562         4,687                 4,687
                                                   ---------            ---------    ----------            ----------
                                                      21,340               12,948        81,748                93,591
                                                   ---------            ---------    ----------            ----------
          Net income                               $ 333,114            $ 373,040    $1,006,110            $  808,465
                                                   =========            =========    ==========            ==========
Net (loss) allocated to General Partners           $       0            $       0    $        0            $     (206)

Net income allocated to Class A Limited Partners   $ 658,410            $ 577,831    $1,860,639            $1,115,737

Net (loss) allocated to Class B Limited Partners   $(325,296)           $(204,791)   $ (854,529)           $ (307,066)

Net income per Class A Limited Partner Unit        $    0.22            $    0.20    $     0.60            $     0.38

Net (loss) per Class B Limited Partner Unit        $   (0.62)           $   (0.37)   $    (1.60)           $    (0.55)

Cash distribution per Class A Limited Partner
          Unit                                     $    0.21            $    0.13    $     0.38            $     0.30

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                         STATEMENT OF PARTNERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                        AND YEAR ENDED DECEMBER 31, 1997

                                                                       Limited Partners                                Total
                                                                       -------------------
                                                                Class A                 Class B          General      Partners'
                                                         --------------------     -------------------
                                            Original     Units       Amount       Units       Amount     Partners      Capital
                                            --------     -----       ------       -----       ------     --------      -------
  BALANCE, DECEMBER 31, 1996                    $ 100   2,927,443   $24,911,231   572,557    $4,840,871      $ 260    $29,752,408

  Net income (loss)                                 0           0     1,564,778         0      (472,806)      (206)     1,091,766
  Partnership distributions                         0           0    (1,330,748)        0             0          0     (1,330,748)
  Return of capital                              (100)          0             0         0             0          0           (100)
  Sales commissions and discounts                   0           0       ( 4,608)        0             0          0         (4,608)
  Class B Conversion election                       0      22,333       181,938   (22,333)     (181,938)         0              0
                                                -----   ---------   -----------   -------    ----------               -----------

BALANCE, DECEMBER 31, 1997                          0   2,949,776    25,322,591   550,224     4,186,127          0    $29,508,718

   Net income (loss)                                0           0     1,860,639         0      (854,529)         0      1,006,110
   Partnership distributions                        0           0    (1,750,858)        0             0          0     (1,750,858)
   Class A conversion elections                     0      22,732       165,518   (22,732)     (165,518)         0              0
                                                -----   ---------   -----------   -------    ----------      -----    -----------

BALANCE, SEPTEMBER 30, 1998                     $   0   2,972,508   $25,597,890   527,492    $3,166,080      $   0    $28,763,970
                                                =====   =========   ===========   =======    ==========      -----    ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENT OF CASH FLOWS


                                                                              Nine Months Ended
                                                                              -----------------
                                                            September 30, 1998                 September 30, 1997
                                                            ------------------                 ------------------
 Cash flow from operating activities:
 Net income                                                    $  1,006,110                       $    808,465
  Adjustments to reconcile net earnings to net
          cash provided by operating activities:
   Equity in income of joint venture                             (1,008,377)                          (411,449)
          Amortization of organization costs                          4,687                              4,687
  Changes in assets and liabilities:
           Prepaids and other assets                                 39,000                             58,000
           Accounts payable                                               0                             (3,383)
           Due to affiliates                                              0                           (422,995)
           Accounts receivable                                            0                                (58)
                                                               ------------                       ------------
             Net cash provided by operating activities               41,420                             33,267
                                                               ------------                       ------------

 Cash flow from investing activities:
   Investment in joint ventures                                 ( 9,392,246)                       (13,721,748)
   Distributions received from joint ventures                     1,475,397                            259,356
   Investment in real estate                                              0                          1,065,857
                                                               ------------                       ------------
            Net cash used by investing activities                (7,916,849)                       (12,396,535)
                                                               ------------                       ------------

 Cash flow from financing activities:
   Sales commissions paid                                                 0                           (171,304)
   Distributions to partners from
        accumulated earning                                      (1,556,546)                          (676,657)
   Return of original limited partner investment                          0                               (100)
                                                               ------------                       ------------
            Net cash used in financing activities                (1,556,546)                          (848,061)
                                                               ------------                       ------------

Net (decrease) in cash and cash equivalents                      (9,431,975)                       (13,211,329)

 Cash and cash equivalents, beginning of year                     9,764,129                         23,557,985
                                                               ------------                       ------------

 Cash and cash equivalents, end of period                      $    332,154                       $ 10,346,656
                                                               ============                       ============

Supplemental disclosure of noncash investing
 activities:    Deferred project costs applied to
 joint venture activities                                      $    509,656                       $    612,300
                                                               ============                       ============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                    (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statement

                              September 30, 1998

(1)  Summary of Significant Accounting Policies

(a) General
-----------

Wells Real Estate Fund IX, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., as General Partners. The Partnership was formed on August 15, 1994, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing for investment purposes income producing commercial properties or industrial properties.

On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996, when it received and accepted subscriptions for 125,000 units. The offering was terminated on December 30, 1996, at which time the Partnership had sold 2,935,931 Class A Status Units, and 564,069 Class B Status Units, held by a total of 1,841 and 257 Class A and Class B Limited Partners respectively, for total Limited Partner capital contributions of $35,000,000. After payment of $1,400,000 in Acquisition and Advisory Fees and expenses, payments of $5,254,603 in selling commissions and organization and offering expenses, the investment by the Partnership of $13,289,358 in the Fund VIII - Fund IX Joint Venture, the investment by the Partnership of $14,747,321 in the Fund IX-X-XI-REIT Joint Venture, as of September 30, 1998, the Partnership was holding net offering proceeds of $308,718 available for investment in properties.

The Partnership owns interests in properties through equity ownership in the following joint ventures: (i) Fund VIII and Fund IX Associates, a joint venture between the Partnership and Wells Real Estate Fund VIII, L.P. (the "Fund VIII - IX Joint Venture"), and (ii) Fund IX-X-XI-REIT Associates, a joint venture among the Partnership, Wells Real Estate Fund X, L..P., Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P. (the "Fund IX-X-XI-REIT Joint Venture").

As of September 30, 1998, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four-story office building in Madison, Wisconsin (the "Cellular One Office Building"), which is owned by the Fund VIII-Fund IX Joint Venture; (ii) a one-story office building in Farmer's Branch, Texas (the "TCI Building"), which is owned by the Fund VIII-Fund IX Joint Venture; (iii) a three-story office building under construction in Knoxville, Tennessee (the "ABB Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (iv) a two-story office building in Irvine, California (the"Matsushita Building"), which is owned by the Fund

VIII-Fund IX Joint Venture; and (v) a two-story office building in Boulder County, Colorado (the "Cirrus Logic Building"), which is owned by the Fund VIII-Fund IX Joint Venture; (vi) a two-story office building in Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (vii) a three-story office building located in Boulder County, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; and (viii) a one-story office building located in Oklahoma City, Oklahoma (the "Lucent Technologies Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture.

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

2)  Investment in Joint Ventures
--------------------------------

The Partnership owns interests in eight office buildings, through its ownership in joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information on investments in joint ventures, see Form 10-K for the Partnership for the year ended December 31, 1997.

The following describes additional information about the properties in which the Partnership owned an interest as of September 30, 1998:

Fund IX-X-XI-REIT Joint Venture
-------------------------------

On July 1, 1998, Wells Real Estate Fund X, L.P. ("Wells Fund X") contributed a single-story warehouse and office building with 108,000 rentable square feet (the "Iomega Building") to the Fund IX, Fund X, Fund XI, and REIT Joint Venture ("IX-X-XI-REIT Joint Venture") (a Georgia joint venture) as a capital contribution. Fund X was credited with making a capital contribution to the IX-X-XI-REIT Joint Venture in the amount of $5,050,425, which represents the purchase price of $5,025,000 plus acquisition expenses of $25,425 originally paid by Wells Fund X for the Iomega Building on April 1, 1998.

The building is 100% occupied by one tenant with a ten year lease term that expires on July 31, 2006. The monthly base rent payable under the lease is $40,000 through November 12, 1999. Beginning on the 40th and 80th months of the lease term, the monthly base rent payable under the lease will be increased to reflect an amount equal to 100% of the increase in the Consumer Price Index (as defined in the lease) during the preceding 40 months; provided, however, that in no event shall the base rent be increased with respect to any one year by more than 6% or by less than 3% per annum, compounded annually, on a cumulative basis from the beginning of the lease term. The lease is a triple net lease, whereby the terms require the tenant to reimburse the IX-X-XI-REIT Joint Venture for certain operating expenses, as defined in the lease, related to the building.

As of September 30, 1998, the Partnership held an approximate 39.8% equity interest in the Fund IX-X-XI-REIT Joint Venture. As of September 30, 1998, Wells Fund X held an approximate 49.7% equity interest, Wells Fund XI held an approximate 6.7% equity interest, and Wells OP held an approximate 3.8% equity interest in the Fund IX-X-XI-REIT Joint Venture.

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

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

(a) General
-----------

As of September 30, 1998, the properties owned by the Partnership were 99.4% occupied. Gross revenues of the Partnership of $354,454 for the three months and $1,087,858 for the nine months ended September 30, 1998, and $385,988 for the three months and $902,056 for the nine months ended September 30, 1997, were attributable primarily to the increase in income of joint ventures as the Partnership continued to invest in properties through joint venture ownership. As a result, interest income has decreased as compared to 1997. Total expenses of the Partnership decreased from $93,591 for the nine months ended September 30, 1997, to $81,748 for the nine months ended September 30, 1998, as a result of decreased postage, printing and other miscellaneous expenses. Net income of the Partnership was $1,006,110 for the nine months ended September 30, 1998, as compared to $808,465 for the same period in 1997, due primarily to increased revenues and lower expenses.

The Partnership's net cash provided by operating activities increased to $41,420 for 1998, as compared to $33,267 for 1997, which is due primarily to an increase in net income. Net cash used in investing activities decreased to $7,916,849 from $12,396,535, which was the result of decreased investments and increased distributions from joint ventures. Net cash used in financing activities increased from $848,061 in 1997, to $1,556,546 in 1998, as a result of increased distributions to limited partners. As a result, cash and cash equivalents decreased from $10,346,656 as of September 30, 1997, to $332,154 as of September 30, 1998.

The Partnership made cash  distribution to holders of Class A Status Units of $
0.21 per unit for the third quarter ended September 30, 1998, as compared to $0.13 per unit for the same period of 1997. No distributions were made to the Limited Partners holding Class B Units or to the General Partners. Although there is no assurance, the Partnership anticipates that distributions will continue to be paid on a quarterly basis.

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

The Partnership expects to make future real estate investments, directly or through investments in joint ventures from limited partnership contributions. As of September 30, 1998, the Partnership was holding $308,718 of net offering proceeds available for investment in properties, including approximately $80,000, which is reserved for final tenant buildout of the ABB Building in Knoxville, Tennessee owned by the Fund IX-X-XI-REIT Joint Venture.

The General Partners have verified that all operational computer systems are year 2000 compliant. This included systems supporting accounting, property management and investor services. Also, as part of this review, all building control systems have been verified as compliant. The current line of business applications are based on compliant operating systems and database servers. All of these products are scheduled for additional upgrades before the year 2000. Therefore, it is not anticipated that the year 2000 will have significant impact on operations.

Recent Accounting Pronouncements
--------------------------------

Statement of Financial Accounting Standard (SFAF) No. 130, "Reporting Comprehensive Income", requires certain transactions (e.g., unrealized gains/losses on available for sale securities) that are not reflected in net income to be displayed as other comprehensive income. The Statement also requires an entity to report total comprehensive income (i.e., net income plus other comprehensive income) for every period in which an income statement is presented. SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997. None of the transactions required to be reported in other comprehensive income pertain to the Partnership; consequently, adoption of this statement had no impact on the partnership's disclosures.

Effective April 3, 1998, the American Institute of Certified Public Accountants issue Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up
Activities".   SOP 98-5 is effective for fiscal years beginning after December
15, 1998, and initial application is required to be reported as a cumulative effect of change in accounting principle. This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Adoption of this Statement by the Partnership in the first quarter of 1999 may result in the write-off of certain capitalized organization costs. Adoption of this Statement is not expected to have a material impact on the Partnership's results of operations and financial condition.

PROPERTY OPERATIONS
-------------------

As of September 30, 1998, the Partnership owned interests in the following operational properties

The TCI Building/Fund VIII - Fund IX Joint Venture
--------------------------------------------------

                                              Three Months Ended              Nine Months Ended
                                        ------------------------------  ------------------------------
                                        Sept 30, 1998   Sept 30, 1997   Sept 30, 1998   Sept 30, 1997
                                        --------------  --------------  --------------  --------------
Revenues:
Rental income                                $113,794        $118,273        $341,383        $345,862
Interest income                                 7,800               0          22,950               0
                                             --------        --------        --------        --------
                                              121,594         118,273         364,333         345,862
                                             --------        --------        --------        --------

Expenses:
  Depreciation                                 41,648          41,648         124,945         124,945
  Management & leasing expenses                 4,300           2,389          12,900          13,196
  Other operating expenses                      1,755           2,167           6,728           6,556
                                             --------        --------        --------        --------
                                               47,703          46,204         144,573         144,697
                                             --------        --------        --------        --------

Net income                                   $ 73,891        $ 72,069        $219,760        $201,165
                                             ========        ========        ========        ========

Occupied %                                        100%            100%            100%            100%

Partnership's Ownership % in the
  Fund VIII - Fund IX Joint Venture              45.2%           49.9%           45.2%           49.9%

Cash Distribution to Partnership             $ 49,382        $ 53,608        $151,013        $153,505

Net income allocated to the
  Partnership                                $ 33,401        $ 35,965        $101,835        $100,509


Net income and cash distributions are greater in 1998, as compared to 1997, due primarily to increased interest income.

The Partnership's ownership in the Fund VIII - Fund IX Joint Venture decreased in 1998, as compared to 1997, due to additional funding by Wells Fund VIII which decreased the Partnership's ownership interest in the Fund VIII - Fund IX Joint Venture.

The Matsushita Building/Fund VIII - Fund IX Joint Venture
---------------------------------------------------------

                                              Three Months Ended              Nine Months Ended
                                        ------------------------------  ------------------------------
                                        Sept 30, 1998   Sept 30, 1997   Sept 30, 1998   Sept 30, 1997
                                        --------------  --------------  --------------  --------------
Revenues:
Rental income                                $167,698        $270,821        $503,094        $493,486
Interest income                                     0               0               0           1,511
                                             --------        --------        --------        --------
                                              167,698         270,821         503,094         494,997
                                             --------        --------        --------        --------

Expenses:
  Depreciation                                 53,917          54,219         161,752         161,452
  Management & leasing expenses                 6,513          13,496          19,538          25,376
  Other operating expenses                      1,660             950          11,903           1,943
                                             --------        --------        --------        --------
                                               62,090          68,665         193,193         188,771
                                             --------        --------        --------        --------

Net income                                   $105,608        $202,156        $309,901        $306,226
                                             ========        ========        ========        ========

Occupied %                                        100%            100%            100%            100%

Partnership's Ownership % in the
  Fund VIII - Fund IX Joint Venture              45.2%           49.9%           45.2%           49.9%

Cash Distribution to Partnership             $ 76,261        $ 65,464        $231,355        $101,094

Net income allocated to the
  Partnership                                $ 47,739        $100,883        $143,584        $152,861


On January 10, 1997, Fund VIII - Fund IX Joint Venture acquired a two story office building containing approximately 63,417 rentable square feet on a 4.4 acre tract of land located in the Irvine Spectrum planned business community in metropolitan Orange County, California for a purchase price of $7,193,000 excluding acquisition costs.

The entire Matsushita Building is currently under a net lease to Matsushita Avionics Systems Corporation. Under the Lease, Matsushita Avionics is responsible for all utilities, taxes, insurance and other operating expenses during the term of the Lease.

Rental income and net income have remained relatively constant for 1998 as compared to 1997. Cash distributions have increased in 1998, as compared to 1997, due primarily to the tenant not paying rent until May, 1998.

The Partnership's ownership in the Fund VIII - Fund IX Joint Venture decreased in 1998, as compared to 1997, due to additional fundings by Wells Fund VIII, which decreased the Partnership's ownership interest in the Fund VIII - Fund IX Joint Venture.

Rental income decreased for the three months ended September 30, 1998, as compared to the same period in 1997, due to a straight line rent adjustment in July, 1997, reflected in rental income.

The Cirrus Logic Building/Fund VIII - Fund IX Joint Venture
-----------------------------------------------------------

                                              Three Months Ended         Nine Months Ended   Seven Months Ended
                                              ------------------        ------------------   -------------------
                                        Sept 30, 1998   Sept 30, 1997      Sept 30, 1998        Sept 30, 1997
                                        --------------  --------------  -------------------  -------------------
Revenues:
Rental income                                $184,539        $197,344             $553,617             $399,835
Interest income                                     0          21,345                    0               21,402
                                             --------        --------             --------             --------
                                              184,539         218,689              553,617              421,237
                                             --------        --------             --------             --------

Expenses:
  Depreciation                                 72,765          72,874              218,295              158,900
  Management & leasing expenses                11,293          10,348               29,699               16,949
  Other operating expenses                     33,455             368               25,406                7,336
                                             --------        --------             --------             --------
                                              117,513          83,590              273,400              183,185
                                             --------        --------             --------             --------

Net income                                   $ 67,026        $135,099             $280,217             $238,052
                                             ========        ========             ========             ========

Occupied %                                        100%            100%                 100%                 100%

Partnership's Ownership % in the
  Fund VIII - Fund IX Joint Venture              45.2%           49.9%                45.2%                49.9%

Cash distribution to Partnership             $ 56,129        $ 89,984             $209,916             $153,030

Net income allocated to the
  Partnership                                $ 30,298        $ 67,419             $130,430             $118,847

On February 20, 1997, the Fund VIII - Fund IX Joint Venture purchased a two-story partially completed office building in Boulder County, Colorado (the "Cirrus Logic Building") for $7,029,000 excluding acquisition costs. Construction of the 49,460 square foot building was substantially completed in March, 1997.

Cirrus Logic, Inc. has leased the entire building for a fifteen year term beginning March 17, 1997. The annual base rental under the term of the Cirrus Logic lease is $617,656 for the first five years, then will be increased by 10% in the sixth through tenth years and will be increased an additional 10% in years eleven through fifteen.

Since the Cirrus Logic Building was purchased in February, 1997, and was not completed until March 1997, comparative income and expense figures for the nine months ended September 30, 1998 and 1997 are not available.

The Partnership's ownership in the Fund VIII - Fund IX Joint Venture decreased in 1998, as compared to 1997, due to additional fundings by Wells Fund VIII, which decreased the Partnership's ownership in the Fund VIII - Fund IX Joint Venture.

The Cellular One Building/Fund VIII - Fund IX Joint Venture
-----------------------------------------------------------

                                              Three Months Ended         Six Months Ended   Four Months Ended
                                              ------------------         ----------------   ------------------
                                        Sept 30, 1998   Sept 30, 1997     Sept 30, 1998       Sept 30, 1997
                                        --------------  --------------  ------------------  ------------------
Revenues:
Rental income                                $320,519        $239,645            $961,557            $279,753
                                             --------        --------            --------            --------

Expenses:
  Depreciation                                202,625         118,500             509,826             156,500
  Management & leasing expenses                35,422          24,817             103,973              24,817
  Other operating expenses                    (18,320)          8,937             (36,868)             19,812
                                             --------        --------            --------            --------
                                              219,727         152,254             576,931             201,129
                                             --------        --------            --------            --------

Net income                                   $100,792        $ 87,391            $384,626            $ 78,624
                                             ========        ========            ========            ========

Occupied %                                        100%             75%                100%                 75%

Partnership's Ownership % in the
  Fund VIII - Fund IX Joint Venture              45.2%           49.9%               45.2%               49.9%

Cash Distribution to Partnership             $133,154        $ 59,731            $389,164            $ 74,322

Net income allocated to the
  Partnership                                $ 45,561        $ 43,612            $179,835            $ 39,231

In June 1997, Cellular One, a subsidiary of BellSouth Corporation, occupied its leased space of 76,276 square feet comprising approximately 75% of the building. The initial term of the lease is 9 years and 11 months beginning in June 1997, with the option to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $862,500 payable in equal monthly installments of $71,875 during the first five years and $975,000 payable in equal monthly installments of $81,250 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be market rental rate. Cellular One changed its name to US Cellular in October, 1997. One additional tenant has occupied the remaining 25% of the building.

Since the building opened June 15, 1997, comparative income and expenses figures for the nine months ended September 30, 1998 and 1997 are not available. Other operating expense decreased for the three months ended September 30, 1998, as compared to the same period in 1997, due primarily to differences in the 1997 estimated common area maintenance billing to the tenants.

The Partnership's ownership in the Fund VIII - Fund IX Joint Venture decreased in 1998, as compared to 1997, due to additional fundings by the Wells Fund VIII.

The ABB Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------

                                                                  Three Months Ended           Nine Months Ended
                                                                  ------------------           -----------------
                                                                     Sept 30, 1998             Sept 30, 1998
                                                                     -------------             -------------
Revenues:
Rental income                                                           $208,370                    $590,342
Interest income                                                            6,000                       6,000
                                                                        --------                    --------
                                                                         214,370                     596,342
                                                                        --------                    --------

Expenses:
  Depreciation                                                           120,433                     305,211
  Management & leasing expenses                                           25,577                      75,765
  Other operating expenses                                                 3,050                      49,717
                                                                        --------                    --------
                                                                         149,060                     430,693
                                                                        --------                    --------

Net income                                                              $ 65,310                    $165,649
                                                                        ========                    ========

Occupied %                                                                    95%                         95%

Partnership's Ownership % in the
  Fund IX-X-XI-REIT Joint Venture                                           39.8%                       39.8%

Cash distribution to Partnership                                        $ 73,983                    $186,032

Net income allocated to the
  Partnership                                                           $ 25,843                    $ 75,405

ABB Environmental Systems, a subsidiary of ABB, Inc., occupied its leased space of 56,012 rentable square feet comprising approximately 67% of the building in December 1997. The initial term of the lease is 9 years and 11 months. ABB has the option under its lease to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal monthly installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. In addition to the base rent, ABB is required to pay additional rent equal to its share of operating expenses during the lease term. Another tenant has occupied 23,490 rentable square feet bringing the occupancy to 95%.

It is currently anticipated that the total cost to complete the project will be approximately $7,900,000. It is currently anticipated that the Partnership will contribute approximately $80,000 of the remaining costs to complete the building.

Since the ABB Building was opened in December, 1997, comparative income and expense figures for the prior year are not available.

The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture
---------------------------------------------------

                                                                  Three Months Ended           Eight Months Ended
                                                                  ------------------           ------------------
                                                                     Sept 30, 1998               Sept 30, 1998
                                                                     -------------               -------------
          Revenues:                                                       $254,940                    $643,963
          Rental income                                                   --------                    --------


          Expenses:                                                         81,576                     217,536
            Depreciation                                                    11,618                      29,546
            Management & leasing expenses                                    1,171                       1,082
            Other operating expenses                                      --------                    --------
                                                                            94,365                     248,164
                                                                          --------                    --------

                                                                          $160,575                    $395,799
          Net income                                                      ========                    ========

                                                                               100%                        100%
          Occupied %

          Partnership's Ownership % in the                                    39.8%                       39.8%
            Fund IX-X-XI-REIT Joint Venture
                                                                          $ 94,342                    $266,091
          Cash distribution to Partnership

          Net income allocated to the                                     $ 63,560                    $180,213
            Partnership

On February 13, 1998, the Fund IX-X-XI-REIT Joint Venture (formally, the Fund IX
- Fund X Joint Venture) acquired a two story office building containing approximately 106,750 rentable square feet on a 15 acre tract of land located in Louisville, Boulder County, Colorado (the "Ohmeda Building") for a purchase price of $10,325,000 excluding acquisition costs.

The entire Ohmeda Building is currently under a net lease with Ohmeda, Inc. and was assigned to the Fund IX-X-XI-REIT Joint Venture at closing. The lease currently expires in January, 2005.

The monthly base rental payable under the lease is $83,709.79 through January 31, 2003; $87,890.83 from February 1, 2003 through January 31, 2004; and
$92,249.79 from February 1, 2004 through January 31, 2005. Under the lease, Ohmeda is responsible for all utilities, taxes, insurance and other operating costs with respect to the Ohmeda Building under the term of the lease. In addition, Ohmeda is required to pay a $21,000 per year management fee for maintenance and administrative services of the Ohmeda Building. The Fund IX-X-XI-REIT Joint Venture, as landlord, is responsible for maintenance of the roof, exterior and structural walls, foundations, other structural members and floor slab, provided that the landlord's obligation to make repairs specifically excludes items of cosmetic and routine maintenance such as the painting of walls.

Since the Ohmeda Building was purchased in February, 1998, comparative income and expense figures are not available for the prior year.

The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------

                                                                Three Months Ended              Seven Months Ended
                                                                ------------------              ------------------
                                                                    Sept 30, 1998                 Sept 30, 1998
                                                                    -------------                --------------
          Revenues:
          Rental income                                               $215,289                        $453,864
                                                                      --------                        --------

          Expenses:
            Depreciation                                                71,793                         166,432
            Management & leasing expenses of                            18,086                          37,323
            Other operating expenses, net
                  reimbursements                                        (7,850)                        (56,128)
                                                                      --------                        --------
                                                                        82,029                         147,627
                                                                      --------                        --------

          Net income                                                  $133,260                        $306,237
                                                                      ========                        ========

          Occupied %                                                       100%                            100%

          Partnership's Ownership % in thee
            Fund IX-X-XI-REIT Joint Ventur                                39.8%                           39.8%

          Cash distribution to Partnership                            $ 77,664                        $208,973

          Net income allocated to the
            Partnership                                               $ 52,759                        $139,790

On March 20, 1998, the Fund IX-X-XI-REIT Joint Venture (formerly, the Fund IX - Fund X Joint Venture), acquired a three-story multi-tenant office building containing approximately 51,974 rentable square feet on a 5.1 acre tract in Broomfield, Boulder County, Colorado (the "360 Interlocken Building") for a purchase price of $8,275,000, excluding acquisition costs.

The 360 Interlocken Building was completed in December, 1996. The first floor has multiple tenants and contain 15,599 rentable square feet; the second floor is leased to ODS Technologies, L.P. and contains 17,146 rentable square feet; and the third floor is leased to Transecon, Inc. and contains 19,229 rentable square feet.

Other operating expenses are negative due to tenant reimbursements being greater than operating expenses.

Since the 360 Interlocken Building was purchased in March, 1998, comparable income and expense figures for the prior year are not available.

The Lucent Technologies Building/Fund IX-X-XI-REIT Joint Venture
----------------------------------------------------------------

                                                                 Three Months Ended               Four Months Ended
                                                                 ------------------               ------------------
                                                                      Sept 30, 1998                 Sept 30, 1998
                                                                      -------------                 -------------
          Revenues:
          Rental income                                                 $133,600                         $143,485
                                                                        --------                         --------

          Expenses:
            Depreciation                                                  51,514                           55,896
            Management & leasing expenses                                  5,084                            5,084
            Other operating expenses                                       7,584                            7,584
                                                                        --------                         --------
                                                                          64,182                           68,564
                                                                        --------                         --------

          Net income                                                    $ 69,418                         $ 74,921
                                                                        ========                         ========

          Occupied %                                                         100%                             100%

          Partnership's Ownership % in the
            Fund IX-X-XI-REIT Joint Venture                                 39.8%                            39.8%

          Cash distribution to Partnership                              $ 45,294                         $103,553

          Net income allocated to the
            Partnership                                                 $ 27,478                         $ 29,997

On June 24, 1998, Fund IX-X-XI-REIT Joint Venture acquired a one-story office building containing approximately 57,186 rentable square feet on a 5.3 acre tract of land in Oklahoma City, Oklahoma, (the "Lucent Technologies Building") for a purchase price of $5,504,276, excluding acquisition cost.

The Lucent Technologies Building was completed in January, 1998, with Lucent Technologies occupying the entire building.

Since the Lucent Technologies Building was purchased in June, 1998, comparable income and expense figures for the prior year are not available.

The Iomega Building/Fund IX-X-XI-REIT Joint Venture
---------------------------------------------------

                                                                 Three Months Ended              Six Months Ended
                                                                 ------------------              ----------------
                                                                    Sept 30, 1998                 Sept 30, 1998
                                                                    -------------                 -------------
          Revenues:
          Rental income                                                 $126,666                      $246,666
                                                                        --------                      --------

          Expenses:
            Depreciation                                                  48,594                        97,578
            Management & leasing expenses                                  5,596                        11,199
            Other operating expenses                                       3,526                         5,731
                                                                        --------                      --------
                                                                          57,716                       114,508
                                                                        --------                      --------

          Net income                                                    $ 68,950                      $132,158
                                                                        ========                      ========

          Occupied %                                                         100%                          100%

          Partnership's Ownership % in the
            Fund IX-X-XI-REIT Joint Venture                                 39.8%                         39.8%

          Cash distribution to Partnership                              $ 43,887                      $ 43,887

          Net income allocated to the
            Partnership                                                 $ 27,292                      $ 27,292

On April 1, 1998, the Wells Fund X acquired a single story warehouse and office building containing approximately 100,000 rentable square feet on a 8.03 acre tract of land in Ogden, Weber County, Utah (the "Iomega Building") for a purchase price of $5,025,000.

On July 1, 1998, Wells Fund X contributed the Iomega Building to the Fund IX-X-XI-REIT Joint Venture. The Partnership acquired an interest in the Iomega Building and began participating in income and distribution from this property as of July 1, 1998. The entire Iomega Building is under a net lease with Iomega Corporation until July 31, 2006.

Since the Iomega Building was purchased in April 1998, comparable income and expense figures for the prior year are not available.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6 (b). No reports on Form 8-K were filed during the third quarter of 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WELLS REAL ESTATE FUND IX, L.P.
                             (Registrant)
Dated: November 10, 1998     By: /s/ Leo F. Wells, III
                                 ---------------------
                             Leo F. Wells, III, as Individual
                             General Partner and as President,
                             Sole Director and Chief Financial
                             Officer of Wells Capital, Inc., the
                             General Partner of Wells Partners, L.P.