Form 10-K
period 1998-12-31
WELLS REAL ESTATE FUND IX LP
filed 1999-03-31
CIK 929921

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     [Fee Required]

For the fiscal year ended    December 31, 1998 or
                          ------------------------------------------------------
[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     [No Fee Required]

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number       0-22039
                      ----------------------------------------------------------

                        Wells Real Estate Fund IX, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                      58-2126622
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road
Norcross, Georgia                                        30092
---------------------------------------- ---------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       (770) 449-7800
                                                   -----------------------------

Securities registered pursuant to Section 12 (b) of the Act:

          Title of each class               Name of exchange on which registered
----------------------------------------    ------------------------------------
                 NONE                                         NONE
----------------------------------------    ------------------------------------

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

Yes  X         No
    ---           ---

Aggregate market value of the voting stock held by
  non-affiliates:    Not Applicable
                 -------------------------------

                                    PART I

ITEM  1.  BUSINESS

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

On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996, when it received and accepted subscriptions for 125,000 units. The offering was terminated on December 30, 1996, at which time the Partnership had sold 2,935,931 Class A Status Units, and 564,069 Class B Status Units, held by a total of 1,877 and 241 Class A and Class B Limited Partners respectively, for total Limited Partner capital contributions of $35,000,000.

The Partnership owns interests in properties through equity ownership in the following joint ventures: (i) Fund VIII and Fund IX Associates, a joint venture between the Partnership and Wells Real Estate Fund VIII, L.P. (the "Fund VIII - Fund IX Joint Venture"), and (ii) The Fund IX, Fund X, Fund XI and REIT Joint Venture, a joint Venture among the Partnership, Wells Real Estate Fund X, L.P., Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P. (the "Fund IX-X-XI-REIT Joint Venture).

As of December 31, 1998 the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four-story office building in Madison, Wisconsin (the "US Cellular Building"), which is owned by the Fund VIII - Fund IX Joint Venture; (ii) a one-story office building in Farmer's Branch, Texas (the "TCI Building"), which is owned by the Fund VIII - Fund IX Joint Venture; (iii) a two-story office building in Irvine, California (the "Matsushita Building"), which is owned by the Fund VIII - Fund IX Joint Venture; (iv) a two-story office building in Boulder County, Colorado (the "Cirrus Logic Building"), which is owned by the Fund VIII -Fund IX Joint Venture; (v) a three story office building in Knoxville, Tennessee (the "ABB"Building"), "which is owned by the Fund IX-X-XI-REIT; (vi) a two-story office building in Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI REIT Joint Venture; (vii) a three-story office building located in Boulder County, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (viii) a one-story office building located in Oklahoma City, Oklahoma (the "Lucent Technologies Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; and (ix) a single-story warehouse and office building located in Ogden, Weber County, Utah (the "Iomega Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture.

Employees
---------

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 "Compensation of General Partners and Affiliates," for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1998.

Insurance
---------

Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

Competition
-----------

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

ITEM 2.  PROPERTIES.
-------------------

The Partnership owns interests in nine properties through its investment in joint ventures, eight of which are office buildings. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1998, these properties were 99.43% occupied, up from 84.42% at December 31, 1997, but slightly down from 100% at December 31, 1996.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1998, assuming no exercise of renewal options or termination rights:

                                                           Partnership                  Percentage of
                                                             Share of                       Total
                      Number of                Annualized   Annualized    Percentage of   Annualized
 Year of Lease         Leases   Square Feet    Gross Base   Gross Base    Total Square   Gross Base
  Expiration          Expiring   Expiring       Rent (1)      Rent (1)    Feet Expiring      Rent
-----------------------------------------------------------------------------------------------------
     1999                 1       23,490        236,748       94,117             4.1%         4.0%
     2000                 -            -              -            -               -            -
     2001                 2       20,739        328,620      130,640             3.7%         5.6%
     2002                 4       38,057        579,900      248,130             6.7%         9.8%
     2003(3)              2       82,152        934,824      407,460            14.5%        15.8%
     2004                 -            -              -            -               -            -
     2005(3)              1      106,750      1,027,320      408,402            18.8%        17.4%
     2005(4)              1      108,250        497,892      197,932            19.1%         8.4%
     2007(5)              2      131,276     $1,723,512   $  737,433            23.1%        29.1%
     2008(6)              1       57,186     $  583,020   $  231,774            10.0%         9.9%
-----------------------------------------------------------------------------------------------------
                         14      567,900      5,911,836    3,055,888             100%         100%

(1) Average monthly gross rent over the life of the lease, annualized.
(2) Expiration of Matsushita lease, Irvine, California and ODS Technologies in the 360 Interlocken Building in Broomfield, Colorado
(3) Expiration of Ohmeda lease, Louisville, Colorado
(4) Expiration of Iomega lease, Ogden, Utah
(5) Expiration of ABB lease, Knoxville, Tennessee, and US Cellular lease Madison, Wisconsin
(6) Expiration of Lucent Technologies lease, Oklahoma City, Oklahoma

The following describes the properties in which the Partnership owns an interest as of December 31, 1998:

Fund VIII - Fund IX Joint Venture
---------------------------------

On June 10, 1996, the Partnership and Wells Real Estate Fund VIII, L.P. ("Wells Fund VIII"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, formed a joint venture known as Fund VIII and Fund IX Associates (the "Fund VIII -Fund IX Joint Venture"). The investment objectives of Wells Fund VIII are substantially identical to those of the Partnership. As of December 31, 1998, Fund VIII had contributed $15,987,323 for an approximately 55% equity interest, and Wells Fund IX had contributed $13,289,358 for an approximately 45% equity interest in the Fund VIII - Fund IX Joint Venture.

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

The land purchase and construction costs have been funded by capital contributions of $3,912,444 by the Partnership and $6,573,342 by Wells Fund VIII for a total cost of approximately $10,500,000.

The average effective annual rental per square foot at the US Cellular Building was $12.60 for 1998 and $8.87 for 1997, the first year of occupancy. The occupancy rate at year end was 100% in 1998, and 75% in 1997.

The TCI Building
----------------

On October 10, 1996, the Fund VIII - Fund IX Joint Venture purchased a one-story office building containing approximately 40,000 rentable square feet, located on approximately 4.864 acres of land in Farmer's Branch, Dallas County, Texas for a purchase price of $4,450,000 excluding acquisition costs (the "TCI Building").

The funds used by the Fund VIII - Fund IX Joint Venture to acquire the TCI Building were derived from capital contributions made by the Partnership and Wells Fund VIII totaling $2,236,530 and $2,238,170, respectively, for total contributions to the Fund VIII - Fund IX Joint Venture of $4,474,700, including acquisition costs. The Partnership currently owns an approximate 45% equity interest in the Fund VIII - Fund IX Joint Venture.

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

The occupancy rate at the TCI Building at year end was 100% in 1998, 1997 and for the last three months of 1996. The average effective rental per square foot in the TCI Building is $11.38 for 1998 and $11.49 for 1997 and 1996, the first year of ownership.

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

The funds used by the Fund VIII - Fund IX Joint Venture to acquire the Matsushita Building were derived entirely from capital contributions made to the Fund VIII - Fund IX Joint Venture by the Partnership and Wells Fund VIII. The Partnership and Wells Fund VIII made capital contributions of approximately $3,608,109 and $3,620,316, respectively, to fund the purchase of the building, for total capital contributions to the Fund VIII - Fund IX Joint Venture with respect to the Matsushita Building of approximately $7,228,425.

The average effective rental per square foot at the Matsushita building is $10.32 for 1998 and $9.91 for 1997, the first year of ownership. The occupancy rate at year end was 100% in 1998 and 1997.

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

The lease, as well as Cirrus Logic's obligation to pay rent, commenced on the date upon which Cirrus Logic took occupancy of the building. The lease with Cirrus Logic provides for a term of 15 years from the commencement date. Cirrus Logic has the option to renew the lease for two additional terms of five years each. The base rental payable during any such extended term would be 95% of the then current market rental rate for comparable office buildings in the Boulder County area. The initial annual base annual rent payable by Cirrus Logic under its lease is $667,755. The base annual rent will be increased by 10% beginning with the sixth year of the lease and will be increased another 10% beginning with the eleventh year of the lease.

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

The average effective rental rate per square foot at the Cirrus Logic Building was $14.65 for 1998 and $13.25 for 1997, the first year of occupancy. The occupancy rate at year end was 100% in 1998 and 1997.

Fund IX-X-XI-REIT Joint Venture
-------------------------------

On June 11, 1998, Fund IX and Fund X Associates (the "Joint Venture"), a joint venture between the Partnership and Wells Real Estate Fund X, L.P. ("Wells Fund X"), a Georgia public limited partnership, was amended and restated to admit Wells Real Estate Fund IX, L.P. ("Wells Fund XI"), a Georgia public limited partnership, and Wells Operating Partnership, L.P., a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. (the "Wells REIT"), a Maryland corporation, as its General Partner. Wells Fund X, Wells Fund XI, Wells OP and the Wells REIT are all Affiliates of the Partnership and its General Partners.

The Joint Venture, which changed its name to the Fund IX-X-XI-REIT Joint Venture, had previously acquired and owned the following three properties: (i) the ABB Building located in Knoxville, Knox County, Tennessee, (ii) the Ohmeda Building located in Louisville, Boulder County, Colorado, and (iii) the 360 Interlocken Building located in Broomfield, Boulder County, Colorado. On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased the Lucent Technologies Building in Oklahoma City, Oklahoma County, Oklahoma.

On July 1, 1998, Wells Fund X contributed a single -story warehouse and office building with 108,000 retable square feet (the "Iomega Building") to the Fund IX-X-XI-REIT Joint Venture as a capital contribution. Wells Fund X was credited with making a capital contribution to the Fund

IX-X-XI-REIT Joint Venture in the amount of $5,050,425, which represents the purchase price of $5,025,000 plus acquisitions expenses of $25,425 originally paid by Wells Fund X for the Iomega Building on April 1, 1998.

The building is 100% occupied by one tenant with a ten year lease term that expires on July 31, 2006. The monthly base rent payable under the lease is $40,000 through November 12, 1999. Beginning on the 40th and 80th months of the lease term, the monthly base rent payable under the lease will be increased to reflect an amount equal to 100% of the increase in the Consumer Price Index (as defined in the lease) during the preceding 40 months; provided however that in no event shall the base rent be increased with respect to any one year by more than 6% or by less than 3% per annum, compounded annually, on a cumulative basis from the beginning of the lease term. The lease is a triple net lease, whereby the terms require the tenant to reimburse the IX-X-XI-REIT Joint Venture for certain operating expenses, as defined in the lease, related to the building.

As of December 31, 1998, the Partnership held an approximately 39.8% equity interest in the Fund IX-X-XI-REIT Joint Venture. As of December 31, 1998, Wells Fund X held an approximate 49.7% equity interest, Wells Fund XI held an approximate 6.7% equity interest, and Wells OP held an approximate 3.8% equity interest in the Fund IX-X-XI-REIT Joint Venture.

The ABB Building
----------------

On March 20, 1997, the Joint Venture began construction on a three-story office building containing approximately 83,885 rentable square feet (the "ABB Building") on a 5.62 acre tract of real property in Knoxville, Knox County, Tennessee.

ABB Environmental Systems, a subsidiary of ABB, Inc., occupied its lease space of 55,000 rentable square feet comprising approximately 67% of the building in December 1997. The initial term of the lease is 9 years and 11 months commencing in December of 1997. ABB has the option under its lease to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. In addition to the base rent, ABB is required to pay additional rent equal to its share of operating expenses during the lease term.

It is currently anticipated that the remaining cost to complete the project which includes the final build out of remaining space will be approximately $170,000, which is anticipated will be contributed by the Partnership.

The average effective annual rental per square foot at the ABB Building was $9.97 for 1998 and $8.16 for 1997, the first year of occupancy. The occupancy rate at year end was 95% for 1998 and 67% for 1997.

Ohmeda Building
---------------

On February 13, 1998, the Joint Venture acquired a two-story building that was completed in 1998 with approximately 106,750 rentable square feet (the "Ohmeda Building") on a 15-acre tract of land located in Louisville, Boulder Colorado. The purchase price for the Ohmeda Building was $10,325,000. The Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Ohmeda Building, including attorney's fees, recording fees and other closing costs for a total of $10,347,955.

The entire 106,750 rentable square feet of the Ohmeda Building is currently under a net lease date February 26,1987, as amended by First Amendment to Lease dated December 3, 1987 and as amended by Second Amendment to Lease dated October 20, 1997 (the "Lease") with Ohmeda, Inc., a Delaware corporation. The lease was assigned to the Joint Venture at the closing. The lease currently expires in January 2005, subject to (i) Ohmeda's right to effectuate an early termination of the lease under the terms and conditions described below, and (ii) Ohmeda's right to extend the lease for two additional five year periods of time at the then current market rental rates.

The Monthly base rental payable under the lease is $83,709.79 through January 31,2003; $87,890.83 from February 1, 2003 through January 31, 2004; and
$92,249.79 from February 1, 2004 through January 31,2005. Under the Lease, Ohmeda is responsible for all utilities, taxes, insurance and other operating cost with respect to the Ohmeda Building during the term of the lease. In Addition, Ohmeda shall pay a $21,000 per year management fee for maintenance and administrative services of the Ohmeda Building. The Fund IX-X-XI-REIT Joint Venture, as landlord, is responsible for maintenance of the roof, exterior and structural walls, foundation, other structural members ad floor slab, provided that the landlord's obligation to make repairs specifically excludes items of cosmetic and routine maintenance such as the painting of walls.

The lease contains an early termination cause that allows Ohmeda the right to terminate the lease, subject to certain conditions, on either January 31, 2001
or January 31, 2002.   In order to exercise this early termination clause,
Ohmeda must give the landlord notice on or before 5:00 pm. MST, January 31, 2000, and said notice must identify which early termination date Ohmeda is exercising. If Ohmeda exercises its right to terminate on January 31, 2001, then Ohmeda must tender $753,388.13 plus an amount equal to the amount real property taxes estimated to be payable to the landlord in 2002 for the tax year 2001 based on the most recent assessment information available on the early termination date. If Ohmeda exercises its right to terminate on January 31, 2002, then Ohmeda must tender $502,258.75 plus an amount equal to the amount of real property taxes estimated to be payable to the landlord in 2003 for the tax year 2002 based on the most recent assessment information available on the early termination. At the present time, real property taxes relating to this property are approximately $135,500 per year. The payment of these amounts by Ohmeda for early termination must be made on or before the 180th day prior to the appropriate early termination date. If the amount of the real property taxes actually assessed is less than the amount paid by Ohmeda on the early termination date, then Ohmeda shall be entitled to a refund from the landlord of the difference within thirty (30) days of the landlord's receipt of the real property tax invoice for the appropriate tax year.

The average effective annual rental rate per square foot at the Ohmeda Building was $9.62, the first year of occupancy. The occupancy rate at year end was 100% for 1998.

360 Interlocken Building
------------------------

On March 20, 1998, the Joint Venture acquired a three-story multi-tenant office building containing approximately 51,974 rentable square feet (the "360 Interlocken Building") on 5.1 acre tract of land in Broomfield, Boulder County, Colorado for a purchase price of $8,275,000, excluding acquisition costs.

The 360 Interlocken Building was completed in December 1996. The first floor has multiple tenants and contain 15,599 rentable square feet; the second floor is leased to ODS Technologies, L.P. and contains 17,146 rentable square feet; and the third is leased to Transecon, Inc. and contains 19,229 rentable square feet.

The average effective annual rental rate per square foot at the 360 Interlocken Building was $16.31 the first year of occupancy. The occupancy rate at year-end was 100% for 1998.

Lucent Technologies Building
----------------------------

On May 30, 1997, the Joint Venture entered into an agreement for the purchase and sale of real property with Wells Development Corporation ("Wells Development"), an affiliate of the General Partners, for the acquisition and development of a one-story office building containing 57,186 net rentable square feet on 5.3 acres of land (the "Lucent Technologies Building"). On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased this property for a purchase price of $5,504,276.

Lucent Technologies, Inc., a world-wide leader in the telecommunications technology producing a variety of communication products, has occupied the entire Lucent Technologies Building. The initial item of the lease will be ten years commencing January 5, 1998. Lucent Technologies has the option to extend the initial term of the lease for two additional five year periods. The annual base rent payable during the initial term is $508,383 payable in equal monthly installments of $42,365 during the first five years and $594,152 payable in equal monthly installments of $49,513 during the second five year lease term. The annual base rent for each extended term will be at market rental rates. In addition to the base rent, Lucent Technologies will be required to pay additional rent equal to its share of operating expenses during the lease term.

The average effective annual rental per square foot at the Lucent Technologies Building was $9.69 the first year of occupancy. The occupancy rate at year end was 100% for 1998.

Iomega Building
---------------

On July 1, 1998, Wells Fund X, contributed a single story warehouse and office building with 108,250 rentable square feet (the 'Iomega Building ") and was credited with making a capital contribution to the IX-X-XI-REIT Joint Venture in the amount of $5,050,425, which represents the purchase price of $5,025,000 plus acquisition expenses of $25,425 originally paid by Wells Fund X for the Iomega Building on April 1, 1998.

The building is 100% occupied by one tenant with a ten year lease term that expires on July 30, 2006. The monthly base rent payable under the lease is $40,000 through November 12, 1999. Beginning on the 40th and 80th months of the lease term, the monthly base rent payable under the lease will be increased to reflect an amount equal to 100% of the increase in the Consumer Price Index (as defined in the lease) during the preceding 40 months; provided however, that in no event shall the base rent be increased with respect to any one year by more than 6% or by less than 3% per annum, compounded annually, on a cumulative basis from the beginning of the lease term. The lease is a triple net lease, whereby the terms require the tenant to reimburse the IX-X-XI-REIT Joint Venture for certain operating expenses, as defined in the lease, related to the building.

The average effective annual rental per square foot at the Iomega Building was $4.60 the first year of occupancy. The occupancy rate at year end was 100% for 1998.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1998.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1998.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.
         ------------------------------------------------------------------

The offering for sale of Units in the Partnership terminated on December 30, 1996, at which time the Partnership had 2,935,931 outstanding Class A Status Units held by a total of 1,841 Limited Partners and 564,069 outstanding Class B Status Units held by a total of 257 Limited Partners. As of February 28, 1999, the Partnership had 2,989,875 outstanding Class A Units held by a total of 1,877 Limited partners and 510,125 outstanding Class B Units held by a total of 241 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Class A Status Limited Partners are entitled to a distribution from Net Cash From Operations, as defined in the Partnership Agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per Unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A Status Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to Limited Partners holding Class B Status Units. Holders of Class A Status Units will, except in limited circumstances, be allocated none of the Partnership's net loss, depreciation, and amortization deductions. These deductions will be allocated to the Class B Status Units, until their capital account balances have been reduced to zero. No distributions have been made to the General Partners as of December 31, 1998.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners select to have their cash distributed monthly. Cash distributions made to Class A Status Limited Partners during the two most recent fiscal years were as follows:

                           Per Class A Status Unit
                      ----------------------------------
Distribution for      Total Cash   Investment  Return of
 Quarter Ended         Distributed   Income     Capital
----------------      -----------  ----------  ---------
March 31, 1997           $222,805       $0.09      $0.00
June 30, 1997            $275,805       $0.09      $0.00
September 30, 1997       $275,283       $0.13      $0.00
December 31, 1997        $395,513       $0.13      $0.00
March 31, 1998           $507,688       $0.17      $0.00
June 30, 1998            $611,512       $0.21      $0.00
September 30, 1998       $631,658       $0.21      $0.00
December 31, 1998        $681,355       $0.23      $0.00

The fourth quarter distribution was accrued for accounting purposes in 1998, and was not actually paid to Limited Partners until February, 1999. Although there is no assurance, the General Partners anticipate that cash distributions to Limited Partners holding Class A Status Units will continue in 1999 at a level at least comparable with 1998 cash distributions on an annual basis.

ITEM 6.  SELECTED FINANCIAL DATA.
--------------------------------

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

The following sets forth a summary of the selected financial data for the fiscal year ended December 31, 1998 and 1997, and the eleven months ended December 31, 1996:
                                     1998          1997          1996
                                     ----          ----          ----
Total assets                     $29,211,164   $29,945,898   $30,913,877
Total revenues                     1,561,456     1,199,300       406,891
Net income                         1,449,955     1,091,766       298,756
Net loss allocated
     to General Partners         $         0   $      (206)         (294)
Net income allocated to
     Class A Limited Partners    $ 2,597,938   $ 1,564,778       330,270
Net loss allocated to
     Class B Limited Partners    $(1,147,983)  $  (472,806)      (31,220)
Net income per weighted
     average (1) Class A
     Limited Partner Unit        $      0.88   $      0.53          0.28
Net loss per weighted
     average (1) Class B
     Limited Partner Unit        $     (2.18)  $     (0.77)        (0.11)
Cash Distributions per
     Weighted average (1)
Class A Limited Partner Unit:
     Investment Income           $      0.82   $      0.46          0.28
     Return of Capital           $      0.00   $      0.00          0.00

(1) The weighted average unit is calculated by averaging units over the period they are outstanding during the time units are still being purchased or converted by Limited Partners in the Partnership.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------------------------------------------------------------------------
RESULTS OF OPERATION.
--------------------

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

The Partnership commenced active operations on February 24, 1996, when it received and accepted subscriptions for 125,000 units. The offering was terminated on December 30, 1996, at which time the Partnership had sold 2,935,931 Class A Status Units and 564,069 Class B Status Units, held by a total of 1,841 and 257 Limited Partners respectively, for total Limited Partner contributions of $35,000,000. After payment of $1,400,000 in acquisition and advisory fees and expenses, payment of $5,254,603 in selling commissions and organization and offering expenses, the investment by the Partnership of $13,289,359 in the Fund VIII - Fund IX Joint Venture, and the investment of $14,747,320 in the Fund IX-X-XI-REIT Joint Venture, as December 31, 1998, the Partnership was holding net offering proceeds of $308,718 available for investments in properties, of which $170,000 is being reserved for completion of the ABB Building owned by the Fund IX-X-XI-REIT Joint Venture.

Gross revenues of the Partnership were $1,561,456 for the year December 31, 1998, $1,199,300 for the year ended December 31, 1997, and $406,891 for the eleven months ended December 31, 1996. This increase was attributable primarily to increased investments in joint ventures. Expenses of the Partnership were $111,501 for 1998, $107,534 for 1997, and $108,135 for the eleven months ended
December 31, 1996, and consisted primarily of legal, accounting and partnership administrative costs. Net income of the Partnership was $1,449,955 for the year ended December 31, 1998, $1,091,766 for the year ended December 31, 1997, and $298,756 for the eleven months ended December 31, 1996.

The Partnership made cash distributions of investment income to Limited Partners holding Class A Status Units of $0.82 per Class A Status Unit for the year ended December 31, 1998, $0.46 per Class A Status Unit for the year ended December 31, 1997, and $0.28 per Class A Status Unit for the eleven months ended December 31, 1996. The General Partners anticipate distributions per Unit to Limited Partners holding Class A Status Units will continue in 1999 at a level at least comparable with 1998 cash distributions on an annual basis. Distributions accrued for the fourth quarter of 1998 to the Limited partners holding Class A Status Units were paid in February, 1999. No cash distributions were made to Limited Partners holding Class B Status Units.

Property Operations
-------------------

The Partnerships ownership interest in the Fund VIII - Fund IX Joint Venture is 45.2%, and the Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Ventures is 39.8%

As of December 31, 1998, the Partnership owned interests in the following operational properties:

The TCI Building - Fund VIII -Fund IX Joint Venture
---------------------------------------------------

                                           For the Year Ended   For the Year Ended   Three Months Ended
                                            December 31, 1998    December 31, 1997    December 31, 1996
                                           ------------------  -------------------   ------------------
Revenues:
     Rental income                                   $455,177             $455,177             $101,277
     Interest income                                   32,194                6,607                    0
     Other income                                           0                4,479                    0
                                                     --------             --------             --------
                                                      487,371              466,263              101,277
                                                     --------             --------             --------

Expenses:
     Depreciation                                     166,594              166,595               50,444
     Management & leasing expenses                     17,199               17,496                3,884
     Other operating expenses                           9,236               10,082                1,050
                                                     --------             --------             --------
                                                      193,029              194,173               55,378
                                                     --------             --------             --------
Net income                                           $294,342             $272,090             $ 45,899
                                                     ========             ========             ========
Occupied %                                                100%                 100%                 100%

Partnership's Ownership % in the
     Fund VIII - Fund IX Joint Venture                   45.2%                49.9%                50.1%

Cash distribution to Partnership                     $200,708             $206,543             $ 46,197

Net income allocated to the Partnership              $135,548             $135,904             $ 23,007

On October 10, 1996, the Fund VIII - Fund IX Joint Venture purchased a one-story office building containing approximately 40,000 rentable square feet, located on approximately 4.864 acres of land in Farmer's Branch, Dallas, Texas (the "TCI Building") for a purchase price of $4,450,000 excluding acquisition costs. The TCI Building is leased to TCI Valwood Limited Partnership I for a period of fifteen years. Net income and cash distributions allocated to the Partnership have decreased in 1998 as compared to 1997 due primarily to the Partnership's decreased ownership in the Fund VIII - Fund IX Joint Venture. The Partnership's ownership decreased due to additional funding by Wells Fund VIII. Since the TCI Building was purchased in October 1996, comparative income and expense figures for 1996 are not available. Real estate taxes and primarily all operational expenses for the building are the responsibility of the tenant.

For comments on the general competitive conditions to which the property may be subject, see Item 1, business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The US Cellular Building/Fund VIII - Fund IX Joint Venture
----------------------------------------------------------

                                           Year Ended      Seven Months Ended
                                       December 31, 1998    December 31, 1997
                                       -----------------    -----------------
Revenues:
     Rental income                            $1,282,076             $519,542
                                              ----------             --------
Expenses:
     Depreciation                                601,509              276,566
     Management & leasing expense                139,396               47,957
     Other operating expenses                   (118,009)              (8,883)
                                              ----------             --------
                                                 622,896              315,640
                                              ----------             --------
     Net income                               $  659,180             $203,902
                                              ==========             ========
Occupied %                                           100%                  75%

Partnership's Ownership % in the
Fund VIII - Fund IX Joint Venture                   45.2%                49.9%

Cash distribution to Partnership              $  550,715             $191,052

Net income allocated to Partnership
                                              $  303,943             $101,751

On June 17, 1996, the Fund VIII - Fund IX Joint Venture purchased a 7.09 acre tract of real property in Madison, Dane County, Wisconsin. Total cost and expenses incurred by the Fund VIII - Fund IX Joint Venture for the acquisition, development, construction and completion of the 101,727 rentable square foot building was approximately $10,371,000. In June 1997, Cellular One, a subsidiary of BellSouth Corporation, occupied its leased space of 76,276 square feet comprising approximately 75% of the building. One additional tenant has occupied the remaining 25% of the building in 1998. Since the US Cellular Building opened June 15, 1997, comparative income and expenses figures are not available for 1997. Other operating expenses and negative due to tenant reimbursements reflected in this category which includes management and leasing expense reimbursement. The building incurred property taxes of $50,825 for 1998 and $93,865 for 1997, the first year of occupancy.

The Partnership's ownership in the Fund VIII - Fund IX Joint Venture decreased due to additional funding by Wells Fund VIII

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The Matsushita Building/Fund VIII - Fund IX Joint Venture
---------------------------------------------------------


                                          For the Year Ended   For the Year Ended
                                           December 31, 1998    December 31, 1997
                                           -----------------    -----------------
Revenues:
     Rental income                                  $670,792             $644,240
     Interest income                                       0                1,511
                                                    --------             --------
                                                     670,792              645,751
                                                    --------             --------

Expenses:
     Depreciation                                    215,669              215,670
     Management & leasing expense                     26,050               30,872
     Other operating expenses                         16,180                3,973
                                                    --------             --------
                                                     257,899              250,515
                                                    --------             --------
     Net income                                     $412,893             $395,236
                                                    ========             ========
Occupied %                                              100 %                100 %

Partnership's Ownership % in the
     Fund VIII - Fund IX Joint Venture                  45.2%                49.9%

Cash distribution to Partnership                    $306,434             $185,783

Net income allocated to Partnership                 $190,139             $197,953

On January 10, 1997, the Fund VIII - Fund IX Joint Venture acquired a two-story office building containing approximately 65,006 rentable square feet on a 4.4 acre tract of land located in the Irvine Spectrum planned business community in metropolitan Orange County, California (the "Matsushita Building") for a purchase price of $7,193,000 excluding acquisition costs. The entire Matsushita Building is currently under a net lease to Matsushita Avionics Systems Corporation, and began paying rent in May, 1997.

The Partnership's ownership is the Fund VIII - Fund IX Joint Venture decreased due to additional funding by Wells Fund VIII.

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

The Cirrus Logic Building/Fund VIII - Fund IX Joint Venture
-----------------------------------------------------------


                                           For the  Year Ended    Ten Months Ended
                                            December 31, 1998    December 31, 1997
                                            -----------------    -----------------
Revenues:
     Rental income                                    $738,156            $584,373
     Interest income                                         0              21,402
                                                      --------            --------
                                                       738,156             605,775
                                                      --------            --------

Expenses:
     Depreciation                                      291,064             236,049
     Management & leasing expenses                      39,149              25,605
     Other operating expenses                           62,038               5,330
                                                      --------            --------
                                                       392,251             266,984
                                                      --------            --------
Net income                                            $345,905            $338,791
                                                      ========            ========
Occupied %                                                 100%                100%

Partnership's Ownership % in the
     Fund VIII - Fund IX Joint Venture                    45.2%               49.9%

Cash distribution to Partnership                      $265,441            $234,008

Net income allocated to the Partnership               $160,123            $169,121

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

The Partnership's ownership in the Fund VIII - Fund IX Joint Venture decreased due to additional funding by Wells Fund VIII.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The ABB Building Fund IX-X-XI-REIT Joint Venture
------------------------------------------------


                                               For The Year Ended       One Month Ended
                                                December 31, 1998     December 31, 1997
                                               ------------------     -----------------
Revenues:
     Rental income                                       $836,746              $ 28,512
      Interest Income                                      20,192                     0
                                                         --------              --------
                                                          856,938                28,512
                                                         --------              --------
Expenses:
     Depreciation                                         475,020                36,863
     Management & leasing expense                         107,338                 1,711
     Operating costs, net of reimbursements               (40,641)               10,118
                                                         --------              --------
                                                          541,717                48,692
                                                         --------              --------
     Net income (loss)                                   $315,221              $(20,180)
                                                         ========              ========
Occupied %                                                     95%                   67%

Partnership's Ownership % in the
     Fund IX-X-XI-REIT Joint Venture                         39.8%                 50.3%

Cash distribution to partnership                         $312,163              $      0

Net loss allocated to Partnership
                                                         $134,866              $(10,145)

ABB Environmental Systems, a subsidiary of ABB, Inc., occupied its leased space of 56,012 rentable square feet comprising approximately 67% of the building in December 1997. The initial term of the lease is 9 years and 11 months. ABB has the option under its lease to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equally monthly installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent of each extended term will be at market rental rates. In addition to base rent, ABB is required to pay additional rent equal to its share of operating expenses during the lease term. Another tenant has occupied 23,490 rentable square feet bringing the occupancy to 95%.

It is currently anticipated that the total cost of the project, upon completion will be approximately $7,900,000. It is currently anticipated that the Partnership will contribute approximately $170,000 to complete the building.

Since the ABB Project was opened in December 1997, comparative income and expense figures for 1997 are available only for a one month period. Other operating expenses are negative due to tenant reimbursement reflected in this category which includes management and leasing expense reimbursement. The ABB Building incurred property taxes of $36,771 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 3. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The Ohmeda Building / Fund IX X XI REIT Joint Venture
-----------------------------------------------------
                             Eleven Months Ended
                               December 31, 1998
                             -------------------

Revenues:
  Rental income                       $  898,901
                                      ----------
Expenses:
  Depreciation                           299,112
  Management & leasing expenses           41,688
  Other operating expenses, net of
  Reimbursement                            2,863
                                      ----------
                                         343,663
                                      ----------
Net Income                            $  555,238
                                      ==========

Occupied %                                   100%

Partnership's Ownership % in the
  Fund IX-X-XI-REIT Joint Venture           39.8%

Cash distribution to Partnership      $  360,390

Net income allocated to the
   Partnership                        $  243,597


On February 13, 1998, the Fund IX-X-XI-REIT Joint Venture (formerly, the Fund IX
- Fund X Joint Venture) acquired a two story office building containing approximately 106,750 rentable square feet on a 15 acre tract of land located on Louisville, Boulder County, Colorado (the "Ohmeda Building") for a purchase price of $10,325,000 excluding acquisition costs.

The entire Ohmeda Building is currently under a net lease with Ohmeda, Inc. and was assigned to the Fund IX-X-XI-REIT Joint Venture at closing. The lease currently expires in January, 2005. The monthly base rental payable under the lease is $83,709.79 through January 31,2003; $87,890.83 from February 1, 2003 through January 31, 2004; and $92,249.79 from February 1, 2004 through January 31, 2005. Under the lease, Ohmeda is responsible for all utilities, taxes, insurance and other operating costs with respect to the Ohmeda Building. In addition, Ohmeda is required to pay $21,000 per year management fee for maintenance and administrative services of the Ohmeda Building. The Fund IX-X-XI-REIT Joint Ventures, as landlord, is responsible for maintenance of the roof, exterior and structural walls, foundations, other structural members and floor slab, provided that the landlord's obligation to make repairs specifically excludes items of cosmetic and routine maintenance such as the painting of walls.

Since the Ohmeda Building was purchased in February 1998, comparative income and expense figures are not available for the prior year. The Ohmeda building incurred property taxes of $143,962 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item I, Business, page 2. For additional information on tenants, etc. refer to item 2, Properties, page 3.

The 360 Interlocken Building / Fund IX-X-XI-REIT Joint Venture
--------------------------------------------------------------

                                 Ten Months Ended
                                December 31, 1998
                                -----------------

Revenues:                                $665,405
  Rental income                               246
                                         --------
  Interest Income                         665,651
                                         --------

Expenses:
 Depreciation                             238,299
 Management & leasing expenses             55,130
 Other operating expenses, net of
 Reimbursement                            (55,654)
                                         --------
                                          237,775
                                         --------

Net Income                               $427,876
                                         ========

Occupied %                                    100%

Partnership's Ownership % in the
   Fund IX-X-XI-REIT Joint  Venture         39.8%

Cash distribution to Partnership         $282,781

Net income allocated to the
   Partnership                           $188,147

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

Since the 360 Interlocken Building was purchased in March, 1998, comparable income and expenses figures for the prior year are not available. Other operating expenses are negative due to reimbursements being greater than operating expenses, this category includes management and leasing expense reimbursements. The 360 Interlocken Building incurred property taxes of $96,747 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The Iomega Building / Fund IX-X-XI-REIT Joint Venture
-----------------------------------------------------

                                    Nine Months Ended
                                    December 31, 1998
                                    -----------------
Revenues:
  Rental income                              $373,420
                                             --------

Expenses:
  Depreciation                                145,975
  Management & leasing expenses                23,058
  Other operating expenses, net of
  Reimbursement                                (4,579)

                                             --------
                                              164,454
                                             --------


Net Income                                   $215,216
                                             ========

Occupied %                                        100%

Partnership's Ownership % in the
  Fund IX-X-XI-REIT Joint Venture                39.8%

Cash distribution to Partnership             $ 93,461

Net income allocated to the
  Partnership                                $ 60,311


On April 1, 1998, the Wells Fund X acquired a single story warehouse and office building containing approximately 108,250 rentable square feet on a 8.03 acre tract of land in Ogden, Weber County, Utah (the "Iomega Building") for a purchase price of $5,025,000.

On July 1, 1998, Wells Fund X contributed the Iomega Building to the Fund IX-X-XI-REIT Joint Venture. The Partnership acquired an interest in the Iomega Building and began participating in income and distribution from this property as of July 1, 1998. The entire Iomega Building is under a net lease with Iomega Corporation until July 31, 2006.

Since the Iomega Building was purchased in April 1998, comparable income and expense figures for the prior year are not available. Other operating expense are negative due to tenant reimbursement reflected in this category which includes management and leasing expense reimbursement. The Iomega Building incurred property taxes of $44,559 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenant, etc. refer to Item 2, Properties, page 3.

The Lucent Technologies Building / Fund IX-X-XI-REIT Joint Venture

                                      Seven Months Ended
                                       December 31, 1998
                                       -----------------
Revenues:
   Rental income                                $291,508
                                                --------

Expenses:
 Depreciation                                    106,871
 Management & leasing expenses                    11,281
 Other operating expenses, net of
 reimbursement                                     9,883
                                                --------

                                                 128,035
                                                --------

Net Income                                      $163,473
                                                ========

Occupied %                                           100%

Partnership's Ownership % in the
  Fund IX-X-XI-REIT Joint Venture                   39.8%

Cash distribution to Partnership                $157,332

Net income allocated to the
  Partnership                                   $ 65,200


On June 24, 1998, Fund IX-X-XI-REIT Joint Venture acquired a one-story office building containing approximately 57,186 rentable square feet on a 5.3 acre tract of land in Oklahoma

City, Oklahoma, (the "Lucent Technologies Building ") for a purchase price of $5,504,276, excluding acquisition cost.

The Lucent Technologies Building was completed in January, 1998, with Lucent Technologies occupying the entire building. Under the terms of the lease, the tenant is responsible for all utilities, property taxes and other operating expenses.

Since the Lucent Technologies Building was purchased by the IX-X-XI-REIT Joint Venture in June, 1998, comparable income and expenses figures for the prior year are not available.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

Liquidity and Capital Resources
-------------------------------

The Partnership commenced active operations on February 24, 1996, when it received and accepted subscriptions for 125,000 Units. As of December 31, 1998, the Partnership raised $35,000,000 in capital through the sale of 3,500,000 Units. After payment of $1,400,000 in acquisition and advisory fees and expenses, payment of $5,250,000 in selling commissions and organizational and offering expenses, and the investment by the Partnership of $28,041,283 in joint ventures, as of December 31, 1998, the Partnership was holding net offering proceeds of approximately $308,717 available for investment in the Partnership. Of this amount, $170,000 is being reserved by the Partnership for the completion of the ABB Building owned by the Fund IX-X-XI-REIT Joint Venture.

The Partnership had net cash provided by operating activities in 1998 of $80,147, 1997 of $501,390 and $151,150 in 1996. Net cash used in investing activities decreased to $7,330,065 in 1998 down from 1997 amount of $12,899,768,
which in turn was up from 1996 amount of $6,544,019.   This was primarily the
result of scaling back investment in the joint ventures. Net cash used in financing activities of $2,188,189 in 1998 and $1,395,478 in 1997 as compared to $29,950,254 which was provided by financing activities in 1996 was the result of the offering being terminated on December 31, 1996, as well as distributions to partners from accumulated earnings which began in 1997 and continued in 1998.

The Partnership's distributions paid and payable through the fourth quarter of 1998 have been paid from net cash from operations and from distributions received from its equity investment in joint ventures. The Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. No cash distributions were paid to Class B Unit holders for 1998. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from Limited Partners Capital contributions and, as of December 31, 1998, has reserved approximately $170,000 needed to complete the ABB Building which is owned by the Fund IX-X-XI-REIT Joint Venture.

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

Year 2000
---------

The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and is expected to be completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted as the assessment progresses. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. Some testing of systems has begun and all testing is expected to be complete by June 30, 1999.

     As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software packages with the exception of the accounting and property management package are Year 2000 compliant. The Partnership's affiliated entities are purchasing the upgrade for the accounting and property management package system; however, it is not slated to be available until the end of the first quarter of 1999. At the present time, it is believed that all major non-information technology systems are Year 2000 compliant. The cost to upgrade any non-compliant systems is believed to be immaterial.

     The Partnership is in the process of confirming with the Partnership's vendors, including third-party service providers such as banks, that their systems will be Year 2000 compliant. Based on the information received thus far, the primary third-party service providers with which the Partnership has relationships have confirmed their Year 2000 readiness.

     The Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software designed for use with its accounting, property management and investment portfolio tracking. The Partnership has preliminarily determined that any costs, problems or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on the future operations or financial condition of the Partnership. The Partnership will perform due diligence as to the Year 2000 readiness of each property owned by the Partnership and each property contemplated for purchase by the Partnership.

     The Partnership's reliance on embedded computer systems (i.e., microcontrollers) is limited to facilities related matters, such as office security systems and environmental control systems.

     The Partnership is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and phone systems are rendered inoperable. An off-site facility from which the Partnership could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensation to each staff member of the Advisor of the Partnership.

     Management believes that the Partnership's risk of Year 2000 problems is minimal. In the unlikely event there is a problem, the worst case scenarios would include the risks that the elevator or security systems within the Partnership's properties would fail or the key third-party vendors upon which the Partnership relies would be unable to provide accurate investor information. In the event that the elevator shuts down, the Partnership has devised a plan for each building whereby the tenants will use the stairs until the elevators are fixed. In the event that the security system shuts down, the Partnership has devised a plan for each building to hire temporary on-site security guards. In the event that a third-party vendor has Year 2000 problems relating to investor information, the Partnership intends to perform a full system back-up of all investor information as of December 31, 1999 so that the Partnership will have accurate hard-copy investor information.

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


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

There were no disagreements with the Partnership's accountants or other reportable events during 1998.

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

Leo F. Wells, III.  Mr. Wells is a resident of Atlanta, Georgia, is 55 years of
------------------
age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital, Inc. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.
---------------------------------------------------------

The following table summarizes the compensation and fees (including reimbursement of expenses) paid to the General Partners and their affiliates during the year ended December 31, 1998.

                            CASH COMPENSATION TABLE

           (A)                             (B)                        (C)
    Name of Individual        Capacities in which served Form
    or Number in Group          served Form of Compensation    Cash Compensation
--------------------------------------------------------------------------------
Wells Management Company, Inc.      Property Manager -
                                Management & Leasing Fees           $166,317

(1) These fees are not paid directly by the Partnership but are paid by the joint venture entities which owns properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1998 but not actually paid until January, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 1999.

                         (2)                    (3)
    (1)         Name and Address of    Amount and Nature of         (4)
Title of Class    Beneficial Owner     Beneficial Ownership   Percent of Class
--------------  -------------------    --------------------   ----------------
Class A Units    Leo F. Wells, III      128.70 Units             Less than 1%
                                        (IRA, 401 (k) Plan)

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds.
--------------------------------------------------------

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Status Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Class A Status Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sales proceeds for the year ended December 31, 1998.

Property Management and Leasing Fees.
------------------------------------

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lessor of (A) (i) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term (ten or more years) net basis, 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area.

Management and leasing fees are not paid directly by the Partnership but by the joint venture entity which owns the properties. The Partnership's share of these fees were $166,317 for the year ended December 31, 1998.

Real Estate Commissions
-----------------------

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

(a) 1. The Financial Statements are contained on Pages F-2 through F-23 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a) 2. Financial Statement Schedule III
       Information with respect to this item begins on Page S-1 of this Annual Report on Form 10-K

(a) 3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1998.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)    See (a) 2 above.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of March, 1999.

                              Wells Real Estate Fund IX, L.P.
                              (Registrant)


                              By: /s/ Leo F. Wells, III
                                 -----------------------------------------------
                                  Leo F. Wells, III
                                  Individual General Partner and as President
                                  and Chief Financial Officer of Wells Capital, Inc., the General Partner of Wells Partners, L.P.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                    Title
---------                    -----

/s/Leo F. Wells, III
---------------------
Leo F. Wells, III            Individual General Partner,          March 26, 1999
                             President and Sole Director of
                             Wells Capital, Inc., the General
                             Partner of Wells Partners, L.P.

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

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

Financial Statements                                                    Page

Independent Auditors' Report                                             F-2

Balance Sheets as of December 31, 1998 and 1997                          F-3

Statements of Income for the Year Ended December 31, 1998, 1997
  and for the Eleven Months ended December 31, 1996                      F-4

Statements of Partners' Capital for the Year Ended December 31,
  1998, and for the Eleven Months ended December 31, 1996                F-5

Statements of Cash Flows for the Year Ended December 31, 1998, and
   for the Eleven Months ended December 31, 1996                         F-6

Notes to Financial Statements for December 31, 1998, 1997 and 1996       F-7

Audited Financial Statements - Ohmeda Building                           F-24-30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Fund IX, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND IX, L.P. (a Georgia public limited partnership) as of December 31, 1998 and 1997 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund IX, L.P. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1998 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 27, 1999

                        WELLS REAL ESTATE FUND IX, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997


                                    ASSETS
                                                  1998         1997
                                              -----------  -----------
INVESTMENT IN JOINT VENTURES                  $28,119,579  $18,551,918

CASH AND CASH EQUIVALENTS                         326,022    9,764,129

DUE FROM AFFILIATES                               739,442      335,512

DEFERRED PROJECT COSTS                             13,621      523,278

ORGANIZATIONAL COSTS, less accumulated
  amortization of $12,500 in 1998
  and $6,250 in 1997                               12,500       18,750

PREPAID EXPENSES AND OTHER ASSETS                       0      752,311
                                              -----------  -----------
      Total assets                            $29,211,164  $29,945,898
                                              ===========  ===========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Accounts payable and accrued expenses         $     3,500  $         0
Partnership distributions payable                 681,204      437,180
                                              -----------  -----------
      Total liabilities                           684,704      437,180
                                              -----------  -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
  Limited partners:
    Class A                                    25,646,950   25,322,591
    Class B                                     2,879,510    4,186,127
    Original limited partner                            0            0
                                              -----------  -----------
      Total partners' capital                  28,526,460   29,508,718
                                              -----------  -----------
      Total liabilities and partners' capital $29,211,164  $29,945,898
                                              ===========  ===========

      The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND IX, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                           1998         1997         1996
                                                                       -----------   ----------    --------
REVENUES:
  Equity in income of joint ventures                                   $ 1,481,869   $  593,914    $ 23,007
  Interest income                                                           79,587      605,386     383,884
                                                                       -----------   ----------    --------
                                                                         1,561,456    1,199,300     406,891
                                                                       -----------   ----------    --------
EXPENSES:
  Partnership administration                                                63,643       61,885      90,469
  Legal and accounting                                                      33,673       31,125       7,008
  Amortization of organization costs                                         6,250        6,250       6,250
  Computer costs                                                             7,935        8,274       4,408
                                                                       -----------   ----------    --------
                                                                           111,501      107,534     108,135
                                                                       -----------   ----------    --------
NET INCOME                                                             $ 1,449,955   $1,091,766    $298,756
                                                                       ===========   ==========    ========
NET LOSS ALLOCATED TO GENERAL PARTNERS                                 $         0   $     (206)   $   (294)
                                                                       ===========   ==========    ========
NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                       $ 2,597,938   $1,564,778    $330,270
                                                                       ===========   ==========    ========
NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                         $(1,147,983)  $ (472,806)   $(31,220)
                                                                       ===========   ==========    ========
NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT           $      0.88   $     0.53    $   0.28
                                                                       ===========   ==========    ========
NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT             $     (2.18)  $    (0.77)   $  (0.11)
                                                                       ===========   ==========    ========
CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT    $      0.82   $     0.46    $   0.28
                                                                       ===========   ==========    ========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IX, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                             Limited Partners
                                     ---------------------------------------------------------------
                                                           Class A                    Class B                        Total
                                                 ---------------------------   ---------------------    General     Partners'
                                     Original        Units         Amount       Units       Amount     Partners     Capital
                                      -----      -------------   -----------   -------   -----------   --------   -----------
BALANCE, DECEMBER 31, 1995            $ 100                  0   $         0         0   $         0      $ 500   $       600

  Net income (loss)                       0                  0       330,270         0       (31,220)      (294)      298,756
  Limited partner contributions           0          2,935,931    29,359,306   564,069     5,640,694          0    35,000,000
  Partnership distributions               0                  0      (328,196)        0             0          0      (328,196)
  Sales commissions and discounts         0                  0    (2,934,927)        0      (564,073)         0    (3,499,000)
  Other offering expenses                 0                  0    (1,442,752)        0      (277,000)         0    (1,719,752)
  Class a conversion elections            0             (8,488)      (72,470)    8,488        72,470          0             0
                                      -----          ---------   -----------   -------   -----------      -----   -----------
BALANCE, DECEMBER 31, 1996              100          2,927,443    24,911,231   572,557     4,840,871        206    29,752,408

  Net income (loss)                       0                  0     1,564,778         0      (472,806)      (206)    1,091,766
  Partnership distributions               0                  0    (1,330,748)        0            (0)         0    (1,330,748)
  Sales commission                        0                  0        (4,608)        0             0          0        (4,608)
  Return of capital                    (100)                 0             0         0             0          0          (100)
  Class B conversion elections            0             22,333       181,938   (22,333)     (181,938)         0             0
                                      -----          ---------   -----------   -------   -----------      -----   -----------
BALANCE, DECEMBER 31, 1997                0          2,949,776    25,322,591   550,224     4,186,127          0    29,508,718

  Net income (loss)                       0                  0     2,597,938         0    (1,147,983)         0     1,449,955
  Partnership distributions               0                  0    (2,432,213)        0             0          0    (2,432,213)
  Class A conversion elections            0             40,099       158,634   (40,099)     (158,634)         0             0
                                      -----          ---------   -----------   -------   -----------      -----   -----------
BALANCE, DECEMBER 31, 1998            $   0          2,989,875   $25,646,950   510,125   $ 2,879,510      $   0   $28,526,460
                                      =====          =========   ===========   =======   ===========      =====   ===========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IX, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                   1998           1997           1996
                                                               ------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $  1,449,955   $  1,091,766   $   298,756
                                                               ------------   ------------   -----------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Equity in income of joint ventures                           (1,481,869)      (593,914)      (23,007)
    Amortization of organizational costs                              6,250          6,250         6,250
    Changes in assets and liabilities:
      Prepaid expenses and other assets                             102,311            689      (103,000)
      Organizational costs                                                0              0       (31,250)
      Accounts payable and accrued expenses                           3,500         (3,401)        3,401
                                                               ------------   ------------   -----------
        Total adjustments                                        (1,369,808)      (590,376)     (147,606)
                                                               ------------   ------------   -----------
        Net cash provided by operating activities                    80,147        501,390       151,150
                                                               ------------   ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in joint venture                                   (10,611,655)   (12,116,292)   (4,748,974)
  Sale of joint venture interest                                  1,156,101              0             0
  Distributions received from joint ventures                      2,125,489        527,390             0
  Deferred project costs paid                                             0       (271,266)   (1,118,789)
  (Decrease) increase in construction payable                             0       (389,600)      389,600
  Earnest money deposit                                                   0       (650,000)            0
  Investment in real estate                                               0              0    (1,065,856)
                                                               ------------   ------------   -----------
      Net cash used in investing activities                      (7,330,065)   (12,899,768)   (6,544,019)
                                                               ------------   ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners from accumulated earnings            (2,188,189)    (1,072,339)     (149,425)
  Limited partners' contributions                                         0              0    35,000,000
  Sales commissions and discounts paid                                    0       (171,304)   (3,333,299)
  Offering costs paid                                                     0       (151,735)   (1,567,022)
  Return of capital                                                       0           (100)            0
                                                               ------------   ------------   -----------
      Net cash (used in) provided by financing activities        (2,188,189)    (1,395,478)   29,950,254
                                                               ------------   ------------   -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (9,438,107)   (13,793,856)   23,557,385
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      9,764,129     23,557,985           600
                                                               ------------   ------------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $    326,022   $  9,764,129   $23,557,985
                                                               ============   ============   ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
  Deferred project costs contributed to joint ventures         $    509,657   $    637,800   $   228,977
                                                               ============   ============   ===========

  Contribution of real estate assets to joint venture          $          0   $  1,090,889   $         0
                                                               ============   ============   ===========

  Earnest money deposit applied to investment in joint venture $    650,000   $          0   $         0
                                                               ============   ============   ===========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IX, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997, AND 1996

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

   The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, currently under development or construction, newly constructed, or have operating histories. The Partnership owns an interest in the following properties through joint ventures between the Partnership and other Wells Real Estate Funds: (i) an office building in Madison, Wisconsin (the "U.S. Cellular Building"); (ii) office building in Farmers Branch, Texas (the "TCI Building"); (iii) a two-story office building in Orange County, California (the "Matsushita Building"); (iv) a two-story office building in Boulder County, Colorado (the "Cirrus Logic Building"); (v) a three-story office building in Knoxville, Tennessee (the "ABB Building"), (vi) a two-story office building in Louisville, Colorado (the "Ohmeda Building"); (vii) a three-story office building in Broomfield, Colorado (the "360 Interlocken Building"); (viii) a one-story warehouse facility in Ogden, Utah (the "Iomega Corporation Building"); and (ix) a one-story office building in Oklahoma City, Oklahoma (the "Lucent Technologies Building").

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

   Allocation of Net Income, Net Loss, and Gain on Sale

   Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership's net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding Class A units and 1% to the general partners.

   Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the general partners until their capital accounts are reduced to zero; (b) then to any partner having a positive balance in his capital account in an amount not to exceed such positive balance; and (c) thereafter to the general partners.

   Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (i) allocations made pursuant to the qualified income offset provisions of the partnership agreement; (ii) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero; and (iii) allocations to limited partners holding Class B units in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific Partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

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

   Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 1998.

   Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or the life of the asset, whichever is shorter.

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

   Per Unit Data

   Net income (loss) per unit with respect to the Partnership for the years ended December 31, 1998, 1997, and 1996 is computed based on the weighted average number of units outstanding during the period.

   Reclassifications

   Certain prior year items have been reclassified to conform with the current year financial statement presentation.

2. DEFERRED PROJECT COSTS

   The Partnership paid a percentage of limited partner contributions to Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, for acquisition and advisory services. These payments, as stipulated by the partnership agreement, can be up to 5% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid through December 31, 1998 were $1,390,055 and amounted to 4% of the limited partners' contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the joint venture. Deferred project costs at December 31, 1998 and 1997 represent fees not yet applied to properties.

3. RELATED-PARTY TRANSACTIONS

   Due from affiliate at December 31, 1998 and 1997 represents the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarters of 1998 and 1997:

                                                    1998      1997
                                                  --------  --------
        Fund VIII and IX Associates               $341,850  $335,512
        Fund IX, X, XI, and REIT Joint Venture     397,592         0
                                                  --------  --------
                                                  $739,442  $335,512
                                                  ========  ========

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

   The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $166,317, $61,979, and $1,947 for the years ended December 31, 1998, 1997, and 1996, respectively, which were paid to Wells Management.

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

   The general partners are also general partners in other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners for other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

4. INVESTMENT IN JOINT VENTURES

   The Partnership's investment and percentage ownership in ventures at December 31, 1998 and 1997 are summarized as follows:

                                        1998                     1997
                                ---------------------------------------------
                                  Amount     Percent     Amount       Percent
                                -----------  -------   -----------    -------
Fund VIII and IX Associates     $13,159,479       45%  $14,849,125         50%
Fund IX, X, XI, and REIT Joint
  Venture                        14,960,100       40     3,702,793         50
                                -----------            -----------
                                $28,119,579            $18,551,918
                                ===========            ===========

   The following is a rollforward of the Partnership's investment in the joint ventures for the years ended December 31, 1998 and 1997:

                                                          1998          1997
                                                      -----------   -----------
   Investment in joint ventures, beginning of year    $18,551,918   $ 4,929,728
   Equity in income of joint ventures                   1,481,869       593,914
   Contributions to joint ventures                     11,771,312    13,844,981
   Sale of joint venture interest                      (1,156,101)            0
   Distributions from joint ventures                   (2,529,419)     (816,705)
                                                      -----------   -----------
   Investment in joint ventures, end of year          $28,119,579   $18,551,918
                                                      ===========   ===========

   Fund VIII and IX Associates

   On June 10, 1996, the Partnership entered into a joint venture with Wells Real Estate Fund VIII, L.P. ("Wells Fund VIII"). The joint venture, Fund VIII and IX Associates, was formed to acquire, develop, operate, and sell real properties. On June 19, 1996, the joint venture purchased a 7.09-acre parcel of land in Madison, Wisconsin. The parcel was developed and commenced operations as the U.S. Cellular Building in 1997. On October 10, 1996, the joint venture purchased a 40,000-square-foot, one-story office building, known as the Dallas property, in Farmers Branch, Texas. On January 10, 1997, the joint venture purchased a 63,417-square foot, two-story office building, known as the Matsushita Building, in Orange County, California. On February 20, 1997, the joint venture purchased a two-story partially completed office building, known as the Cirrus Logic Building, in Boulder County, Colorado. Construction of the 49,460-square-foot building was completed and commenced operations in 1997.

   During 1998, Wells Fund VIII purchased a portion of the Partnership's joint venture interest for $1,100,000. In addition, the related deferred project costs of $56,101 were transferred from the Partnership to Wells Fund VIII.
   In addition, Wells Fund VIII contributed $518,450 in 1998 to Fund VIII and IX Associates, which included $32,352 of deferred project costs that were applied.

Following are the financial statements for Fund VIII and IX Associates:

                          Fund VIII and IX Associates
                           (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 1998 and 1997

                                     Assets

                                                          1998         1997
                                                      -----------  -----------
Real estate assets, at cost:
   Land                                               $ 4,724,579  $ 4,724,579
   Building and improvements, less accumulated
     depreciation of $2,220,160 in 1998 and
     $945,324 in 1997                                  23,687,510   24,122,271
   Construction in progress                                     0      272,779
                                                      -----------  -----------
     Total real estate assets                          28,412,089   29,119,629
Cash and cash equivalents                                 907,778    1,088,438
Accounts receivable                                       504,608      389,347
Prepaid expenses and other assets                         209,329      237,710
                                                      -----------  -----------
     Total assets                                     $30,033,804  $30,835,124
                                                      ===========  ===========

                      Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                   $   189,141  $   388,723
   Due to affiliates                                       26,627       20,399
   Partnership distributions payable                      706,250      670,784
                                                      -----------  -----------
     Total liabilities                                    922,018    1,079,906
                                                      -----------  -----------
Partners' capital:
   Wells Real Estate Fund VIII                         15,952,307   14,906,093
   Wells Real Estate Fund IX                           13,159,479   14,849,125
                                                      -----------  -----------
     Total partners' capital                           29,111,786   29,755,218
                                                      -----------  -----------
     Total liabilities and partners' capital          $30,033,804  $30,835,124
                                                      ===========  ===========

                          Fund VIII and IX Associates
                           (A Georgia Joint Venture)
                              Statements of Income
               for the Years Ended December 31, 1998 and 1997 and
       for the Period From Inception (June 10, 1996) to December 31, 1996

                                                          1998         1997        1996
                                                       ----------   ----------   --------
Revenues:
   Rental income                                       $3,146,201   $2,203,332   $101,277
   Interest income                                         32,194       29,520          0
   Other income                                                 0        4,479          0
                                                       ----------   ----------   --------
                                                        3,178,395    2,237,331    101,277
                                                       ----------   ----------   --------
Expenses:
   Depreciation                                         1,274,836      894,880     50,444
   Management and leasing fees                            221,794      121,930      3,884
   Property administration                                 29,299       21,006      1,050
   Legal and accounting                                    22,806       13,602          0
   Operating costs, net of reimbursements                 (82,660)     (24,106)         0
                                                       ----------   ----------   --------
                                                        1,466,075    1,027,312     55,378
                                                       ----------   ----------   --------
Net income                                             $1,712,320   $1,210,019   $ 45,899
                                                       ==========   ==========   ========

Net income allocated to Wells Real Estate Fund VIII    $  922,567   $  605,960   $ 22,892
                                                       ==========   ==========   ========
Net income allocated to Wells Real Estate Fund IX      $  789,753   $  604,059   $ 23,007
                                                       ==========   ==========   ========

                          Fund VIII and IX Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
               for the Years Ended December 31, 1998 and 1997 and
       for the Period From Inception (June 10, 1996) to December 31, 1996

                                      Wells Real   Wells Real     Total
                                        Estate       Estate      Partners'
                                      Fund VIII     Fund IX       Capital
                                    -----------   -----------   -----------
Balance, June 10, 1996              $         0   $         0   $         0
   Net income                            22,892        23,007        45,899
   Partnership contributions          4,928,555     4,952,919     9,881,474
   Partnership distributions            (45,965)      (46,198)      (92,163)
                                    -----------   -----------   -----------
Balance, December 31, 1996            4,905,482     4,929,728     9,835,210
   Net income                           605,960       604,059     1,210,019
   Partnership contributions         10,213,894    10,132,043    20,345,937
   Partnership distributions           (819,243)     (816,705)   (1,635,948)
                                    -----------   -----------   -----------
Balance, December 31, 1997           14,906,093    14,849,125    29,755,218
   Net income                           922,567       789,753     1,712,320
   Transfer of joint venture
     interest                         1,156,101    (1,156,101)            0
   Partnership contributions            518,450             0       518,450
   Partnership distributions         (1,550,904)   (1,323,298)   (2,874,202)
                                    -----------   -----------   -----------
Balance, December 31, 1998          $15,952,307   $13,159,479   $29,111,786
                                    ===========   ===========   ===========

                          Fund VIII and IX Associates
                           (A Georgia Joint Venture)
                            Statements of Cash Flows
               for the Years Ended December 31, 1998 and 1997 and
       for the Period From Inception (June 10, 1996) to December 31, 1996

                                                                1998          1997           1996
                                                            -----------   ------------   -----------
  Cash flows from operating activities:
     Net income                                             $ 1,712,320   $  1,210,019   $    45,899
                                                            -----------   ------------   -----------
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                           1,274,836        894,880        50,444
       Changes in assets and liabilities:
         Accounts receivable                                   (115,261)      (381,858)       (7,489)
         Prepaid expenses and other assets                       28,381       (237,710)            0
         Accounts payable                                        49,288        115,507           520
         Due to affiliates                                        6,228         20,399             0
                                                            -----------   ------------   -----------
           Total adjustments                                  1,243,472        411,218        43,475
                                                            -----------   ------------   -----------
           Net cash provided by operating activities          2,955,792      1,621,237        89,374
                                                            -----------   ------------   -----------
  Cash flows from investing activities:
     (Decrease) increase in construction payables              (248,870)      (335,406)      608,102
     Investment in real estate                                 (534,944)   (19,131,612)   (9,489,739)
                                                            -----------   ------------   -----------
           Net cash used in investing activities               (783,814)   (19,467,018)   (8,881,637)
                                                            -----------   ------------   -----------
  Cash flows from financing activities:
     Contributions from joint venture partners                  486,098     19,316,193     9,467,616
     Distributions to joint venture partners                 (2,838,736)    (1,057,327)            0
                                                            -----------   ------------   -----------
           Net cash provided by financing activities         (2,352,638)    18,258,866     9,467,616
                                                            -----------   ------------   -----------
  Net (decrease) increase in cash and cash equivalents         (180,660)       413,085       675,353
  Cash and cash equivalents, beginning of year                1,088,438        675,353             0
                                                            -----------   ------------   -----------
  Cash and cash equivalents, end of year                    $   907,778   $  1,088,438   $   675,353
                                                            ===========   ============   ===========
  Supplemental disclosure of noncash activities:
     Deferred project costs contributed                     $    32,352   $  1,029,744   $   413,858
                                                            ===========   ============   ===========

   Fund IX, X, XI, and REIT Joint Venture

   On March 20, 1997, the Partnership entered into a joint venture agreement with Wells Real Estate Fund X, L.P. ("Wells Fund X"). The joint venture, Fund IX and X Associates, was formed to acquire, develop, operate, and sell real properties. On March 20, 1997, the Partnership contributed a 5.62-acre tract of real property in Knoxville, Tennessee, and improvements thereon, known as the ABB Building, to the Fund IX and X Associates joint venture. A 83,885-square-foot, three-story office building was constructed and commenced operations at the end of 1997.

   On February 13, 1998, the joint venture purchased a two-story office building, known as the Ohmeda Building, in Louisville, Colorado. On March 20, 1998, the joint venture purchased a three-story office building, known as the 360 Interlocken Building, in Broomfield, Colorado. On June 11, 1998, Fund IX and X Associates was amended and restated to admit Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. ("Wells REIT"), a Maryland corporation, as its general partner. The joint venture was renamed Fund IX, X, XI, and REIT Joint Venture. On June 24, 1998, the new joint venture purchased a one-story office building, know as the Lucent Technologies Building, in Oklahoma City, Oklahoma. On April 1, 1998, Wells Fund X purchased a one-story warehouse facility, known as the Iomega Corporation Building, in Ogden, Utah. On July 1, 1998, Wells Fund X contributed the Iomega Corporation Building to Fund IX, X, XI, and REIT Joint Venture.

   Following are the financial statements for the Fund IX, X, XI, and REIT Joint
   Venture:

                   The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 1998 and 1997

                                     Assets

                                                   1998         1997
                                                -----------  ----------
Real estate assets, at cost:
   Land                                         $ 6,454,213  $  607,930
   Building and improvements, less
     accumulated depreciation of
     $1,253,156 in 1998 and $36,863
     in 1997                                     30,686,845   6,445,300
   Construction in progress                             990      35,622
                                                -----------  ----------
       Total real estate assets                  37,142,048   7,088,852
Cash and cash equivalents                         1,329,457     289,171
Accounts receivable                                 133,257      40,512
Prepaid expenses and other assets                   441,128     329,310
                                                -----------  ----------
       Total assets                             $39,045,890  $7,747,845
                                                ===========  ==========
                 Liabilities and Partners' Capital

Liabilities:
   Accounts payable                             $   409,737  $  379,770
   Due to affiliates                                  4,406       2,479
   Partnership distributions payable              1,000,127           0
                                                -----------  ----------
       Total liabilities                          1,414,270     382,249
                                                -----------  ----------
Partners' capital:
   Wells Real Estate Fund IX                     14,960,100   3,702,793
   Wells Real Estate Fund X                      18,707,139   3,662,803
   Wells Real Estate Fund XI                      2,521,003           0
   Wells Operating Partnership, L.P.              1,443,378           0
                                                -----------  ----------
       Total partners' capital                   37,631,620   7,365,596
                                                -----------  ----------
       Total liabilities and partners' capital  $39,045,890  $7,747,845
                                                ===========  ==========

                   The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                          Statements of Income (Loss)
                    for the Year Ended December 31, 1998 and
      for the Period from Inception (March 20, 1997) to December 31, 1997

                                                                   1998        1997
                                                                ----------   --------
Revenues:
   Rental income                                                $2,945,980   $ 28,512
   Interest income                                                  20,438          0
                                                                ----------   --------
                                                                 2,966,418     28,512
                                                                ----------   --------
Expenses:
   Depreciation                                                  1,216,293     36,863
   Management and leasing fees                                     226,643      1,711
   Operating costs, net of reimbursements                         (140,506)    10,118
   Property administration                                          34,821          0
   Legal and accounting                                             15,351          0
                                                                ----------   --------
                                                                 1,352,602     48,692
                                                                ----------   --------
Net income (loss)                                               $1,613,816   $(20,180)
                                                                ==========   ========
Net income (loss) allocated to Wells Real Estate Fund IX        $  692,116   $(10,145)
                                                                ==========   ========
Net income (loss) allocated to Wells Real Estate Fund X         $  787,481   $(10,035)
                                                                ==========   ========
Net income allocated to Wells Real Estate Fund XI               $   85,352   $      0
                                                                ==========   ========
Net income allocated to Wells Operating Partnership, L.P.       $   48,867   $      0
                                                                ==========   ========

                   The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
                    for the Year Ended December 31, 1998 and
      for the Period from Inception (March 20, 1997) to December 31, 1997

                                  Wells Real    Wells Real    Wells Real       Wells              Total
                                    Estate        Estate        Estate       Operating           Partners'
                                    Fund IX       Fund X        Fund XI   Partnership, L.P.      Capital
                                 -----------   -----------   ----------   -----------------    -----------
Balance, December 31, 1996       $         0   $         0   $        0         $        0     $         0
   Net loss                          (10,145)      (10,035)           0                  0         (20,180)
   Partnership contributions       3,712,938     3,672,838            0                  0       7,385,776
                                 -----------   -----------   ----------         ----------     -----------
Balance, December 31, 1997         3,702,793     3,662,803            0                  0       7,365,596
   Net income                        692,116       787,481       85,352             48,867       1,613,816
   Partnership contributions      11,771,312    15,613,477    2,586,262          1,480,741      31,451,792
   Partnership distributions      (1,206,121)   (1,356,622)    (150,611)           (86,230)     (2,799,584)
                                 -----------   -----------   ----------         ----------     -----------
Balance, December 31, 1998       $14,960,100   $18,707,139   $2,521,003         $1,443,378     $37,631,620
                                 ===========   ===========   ==========         ==========     ===========

                   The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                            Statements of Cash Flows
                    for the Year Ended December 31, 1998 and
      for the Period from Inception (March 20, 1997) to December 31, 1997

                                                                 1998           1997
                                                             ------------   -----------
Cash flows from operating activities:
   Net income (loss)                                         $  1,613,816   $   (20,180)
                                                             ------------   -----------
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation                                               1,216,293        36,863
     Changes in assets and liabilities:
       Accounts receivable                                        (92,745)      (40,512)
       Prepaid expenses and other assets                         (111,818)     (329,310)
       Accounts payable                                            29,967       379,770
       Due to affiliates                                            1,927         2,479
                                                             ------------   -----------
         Total adjustments                                      1,043,624        49,290
                                                             ------------   -----------
         Net cash provided by operating activities              2,657,440        29,110
                                                             ------------   -----------
Cash flows from investing activities:
   Investment in real estate                                  (24,788,070)   (5,715,847)
                                                             ------------   -----------
Cash flows from financing activities:
   Distributions to joint venture partners                     (1,799,457)            0
   Contributions received from partners                        24,970,373     5,975,908
                                                             ------------   -----------
         Net cash provided by financing activities             23,170,916     5,975,908
                                                             ------------   -----------
Net increase in cash and cash equivalents                       1,040,286       289,171
Cash and cash equivalents, beginning of period                    289,171             0
                                                             ------------   -----------
Cash and cash equivalents, end of year                       $  1,329,457   $   289,171
                                                             ============   ===========
Supplemental disclosure of noncash activities:
   Deferred project costs contributed                        $  1,470,780   $   318,981
                                                             ============   ===========
   Contribution of real estate assets                        $  5,010,639   $ 1,090,887
                                                             ============   ===========

5. INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

   The Partnership's income tax basis net income for the years ended December 31, 1998, 1997, and 1996 is calculated as follows:

                                                          1998         1997        1996
                                                      -----------  -----------  ---------
Financial statement net income                        $1,449,955   $1,091,766   $298,756
Increase (decrease) in net income resulting from:
  Depreciation expense for financial reporting
     purposes in excess of amounts for income
     tax purposes                                        519,485      193,418      7,891
  Rental income accrued for financial reporting
     purposes in excess of amounts for income
     tax purposes                                        (67,452)    (221,689)    (2,095)
  Expenses deductible when paid for income tax
     purposes, accrued for financial reporting
     purposes                                              4,023       10,184          0
  Expenses capitalized for income tax purposes,
     deducted for financial reporting purposes                 0       10,145          0
                                                      ----------   ----------   --------
Income tax basis net income                           $1,906,011   $1,083,824   $304,552
                                                      ==========   ==========   ========

The Partnership's income tax basis partners' capital at December 31, 1998, 1997, and 1996 is computed as follows:

                                                             1998          1997          1996
                                                          -----------   -----------   -----------
Financial statement partners' capital                     $28,526,460   $29,508,718   $29,752,408
Increase (decrease) in partners' capital
  resulting from:
  Depreciation expense for financial reporting
    purposes in excess of amounts for income tax
    purposes                                                  720,794       201,309         7,891
  Capitalization of syndication costs for income
    tax purposes, which are accounted for as cost
    of capital for financial reporting purposes             5,223,360     5,223,360     5,218,752
  Accumulated rental income accrued for financial
    reporting purposes in excess of amounts for
    income tax purposes                                      (291,236)     (223,784)       (2,095)
  Accumulated expenses deductible when paid for
    income tax purposes, accrued for financial
    reporting purposes                                         14,207        10,184             0
  Accumulated expenses capitalized for income tax
    purposes, deducted for financial reporting
    purposes                                                   10,145        10,145             0
  Partnership's distributions payable                         681,204       437,180       178,771
                                                          -----------   -----------   -----------
Income tax basis partners' capital                        $34,884,934   $35,167,112   $35,155,727
                                                          ===========   ===========   ===========

6. RENTAL INCOME

   The future minimum rental income due from the Partnership's respective ownership interest in the joint ventures under noncancelable operating leases at December 31, 1998 is as follows:

           Year ending December 31:
             1999                       $ 2,841,850
             2000                         2,818,452
             2001                         2,799,193
             2002                         2,705,072
             2003                         2,525,195
             Thereafter                   7,396,707
                                        -----------
                                        $21,086,469
                                        ===========

   Five significant tenants contributed approximately 16%, 13%, 11%, 14%, and 12% of rental income, which is included in equity in income of joint ventures for the year ended December 31, 1998. In addition, five significant tenants will contribute approximately 21%, 17%, 13%, 12%, and 12% of future minimum rental income.

   The future minimum rental income due Fund VIII and IX Associates under noncancelable operating leases at December 31, 1998 is as follows:

           Year ending December 31:
             1999                       $ 3,042,420
             2000                         3,056,160
             2001                         3,077,130
             2002                         3,225,470
             2003                         2,775,782
             Thereafter                   9,129,962
                                        -----------
                                        $24,306,924
                                        ===========

   Five significant tenants contributed 14%, 30%, 23%, 21%, and 10% of rental income for the year ended December 31, 1998. In addition, four significant tenants will contribute approximately 41%, 34%, 24%, and 15% of future minimum rental income.

   The future minimum rental income due Fund IX, X, XI, and REIT Joint Venture under noncancelable operating leases at December 31, 1998 is as follows:

           Year ending December 31:
             1999                       $ 3,689,498
             2000                         3,615,011
             2001                         3,542,714
             2002                         3,137,241
             2003                         3,196,100
             Thereafter                   8,225,566
                                        -----------
                                        $25,406,130
                                        ===========

   Three significant tenants contributed 31%, 26%, and 13% of rental income for the year ended December 31, 1998. In addition, four significant tenants will contribute 27%, 25%, 21%, and 15% of future minimum rental income.

7. QUARTERLY RESULTS (UNAUDITED)

   Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1998 and 1997:

                                                              1998 Quarters Ended
                                              -------------------------------------------------------
                                               March 31       June 30      September 30   December 31
                                              ---------      ---------     ------------  ------------
Revenues                                      $ 365,560      $ 367,844      $ 354,454     $ 473,598
Net income                                      343,181        329,815        333,114       443,845
Net income allocated to Class A
  limited partners                              577,869        624,360        658,410       737,299
Net loss allocated to Class B
  limited partners                             (234,688)      (294,544)      (325,296)     (293,455)
Net income per weighted average
  Class A limited partner unit                $    0.20      $    0.21      $    0.22     $    0.25
Net loss per weighted average
  Class B limited partner unit                    (0.43)         (0.55)         (0.62)        (0.58)
Cash distribution per weighted
  average Class A limited partner unit             0.17           0.21           0.21          0.23

                                                                1997 Quarters Ended
                                              -------------------------------------------------------
                                                March 31      June 30      September 30   December 31
                                              ---------      ---------     ------------  ------------
Revenues                                      $ 238,614      $ 277,454      $ 385,988     $ 297,244
Net income                                      190,050        245,375        373,040       283,302
Net (loss) income allocated to general
  partners                                         (206)             0              0             0
Net income allocated to Class A limited
  partners                                      249,937        287,969        577,831       449,041
Net (loss) income allocated to Class B
  limited partners                              (59,681)       (42,594)      (204,791)     (165,740)
Net income per weighted average Class A
  limited partner unit                        $    0.09      $    0.09      $    0.20     $    0.15
Net (loss) income per weighted average
  Class B limited partner unit                    (0.10)         (0.08)         (0.37)        (0.22)
Cash distribution per weighted average
  Class A limited partner unit                     0.09           0.09           0.13          0.15

8. COMMITMENTS AND CONTINGENCIES

   Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or the Company. In the normal course of business, the Partnership or the Company may become subject to such litigation or claims.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To   Wells Real Estate Fund IX, L.P.,
     Wells Real Estate Fund X, L.P.
     Wells Real Estate Fund XI, L.P.
     Wells Real Estate Investment
     Trust, Inc. and Subsidiary:

We have audited the accompanying balance sheet of THE OHMEDA BUILDING as of December 31, 1998 and the related statements of income, partners' capital, and cash flows for the period from inception (February 13,1998) to December 31, 1998. These financial statements are the responsibility of the building's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation, We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Ohmeda Building as of December 31, 1999 and the results of its operations and its cash flows for the period from inception (February 13, 1998) to December 31, 1998, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 27, 1999

                              THE OHMEDA BUILDING

                                 BALANCE SHEET

                               DECEMBER 31,1998


                                    ASSETS

REAL ESTATE ASSETS:
 Land                                                             $ 2,746,894
 Building and improvements, less
  accumulated depreciation of $299,112                              7,858,490
                                                                  -----------
   Total real estate assets                                        10,605,384

CASH AND CASH EQUIVALENTS                                             983,061

ACCOUNTS RECEIVABLE                                                    13,969
                                                                  -----------
   Total assets                                                   $11,602,414
                                                                  ===========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Accounts payable and accrued expenses                                157,691
 Due to affiliates                                                    825,380
                                                                  -----------
   Total liabilities                                                  983,071
                                                                  -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
 Wells Real Estate Fund IX, L.P.                                    3,519,869
 Wells Real Estate Fund X, L.P.                                     7,119,063
 Wells Real Estate Fund XI, L.P.                                      (12,456)
 Wells Real Estate Investment Trust,
  Inc. and Subsidiary                                                 (7,133)
                                                                  -----------
   Total partners' capital                                         10,619,343
                                                                  -----------
   Total liabilities and partners' capital                        $11,602,414
                                                                  ===========

The accompanying notes are an integral part of this balance sheet.

                              THE OHMEDA BUILDING

                              STATEMENT OF INCOME

                         FOR THE PERIOD FROM INCEPTION

                   (FEBRUARY 13, 1998) TO DECEMBER 31, 1998

REVENUES:
 Rental income                                                      $898,901
                                                                    --------
EXPENSES:
 Depreciation                                                        299,112
 Operating costs, net of reimbursements                                  663
 Management and leasing fees                                          41,688
 Legal and accounting                                                  2,200
                                                                    --------
                                                                     343,663
                                                                    --------
NET INCOME                                                          $555,238
                                                                    ========
NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND IX, L.P.             $243,597
                                                                    ========
NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND X, L.P.              $271,294
                                                                    ========
NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND XI, L.P.             $ 25,656
                                                                    ========
NET INCOME ALLOCATED TO WELLS REAL ESTATE INVESTMENT
 TRUST, INC. AND SUBSIDIARY                                         $ 14,691
                                                                    ========

The accompanying notes are an integral part of this statement.

                              THE OHMEDA BUILDING

                        STATEMENT OF PARTNERS' CAPITAL

                         FOR THE PERIOD FROM INCEPTION

                   (FEBRUARY 13, 1998) TO DECEMBER 31, 1998

                                                                                  Wells Real
                                 Wells Real      Wells Real      Wells Real   Estate Investment    Total
                                   Estate          Estate          Estate      Trust, Inc. and   Partners'
                                Fund IX, L.P.   Fund X, L.P.    Fund XI, L.P.    Subsidiary       Capital
                                -------------   ------------    ------------- -----------------  -----------
BALANCE, December 31,1997        $        0     $        0       $        0      $        0      $         0

 Contributions                    3,636,662      7,252,823                0               0       10,889,485
 Net income                         243,597        271,294           25,656          14,691          555,238
 Distributions                     (360,390)      (405,054)         (38,112)        (21,824)        (825,380)
                                 ----------     ----------       ----------        --------      -----------
BALANCE, December 31,1998        $3,519,869     $7,119,063       $  (12,456)       $ (7,133)     $10,619,343
                                 ==========     ==========       ==========        ========      ===========

        The accompanying notes are an integral part of this statement.

                              THE OHMEDA BUILDING

                            STATEMENT OF CASH FLOWS

                         FOR THE PERIOD FROM INCEPTION

                   (FEBRUARY 13, 1998) TO DECEMBER 31, 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $    555,238
                                                                   ------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                                       299,112
     Changes in assets and liabilities:
       Accounts receivable                                              (13,969)
       Accounts payable and accrued expenses                            157,691
                                                                   ------------
         Total adjustments                                              442,834
                                                                   ------------
         Net cash provided by operating activities                      998,072
                                                                   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate                                         (10,904,496)
                                                                   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions received from partners                               10,889,485
                                                                   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                               983,061
CASH AND CASH EQUIVALENTS, beginning of period                                0
                                                                   ------------
CASH AND CASH EQUIVALENTS, end of year                             $    983,061
                                                                   ============

        The accompanying notes are an integral part of this statement.

                              THE OHMEDA BUILDING

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and Business

   The Ohmeda Building ("Ohmeda") is a two-story office building located in Louisville, Colorado. The building is owned by Fund IX, X, XI, and REIT Associates, a joint venture between Wells Real Estate Fund IX, L.P. ("Fund IV"), Wells Real Estate Fund X, L.P. ("Fund V"), Wells Real Estate Fund XI, L.P. ("Fund XI"), and Wells Real Estate Investment Trust, Inc. ("REIT"). As of December 31, 1998, Fund IX, Fund X, Fund XI, and REIT owned 40%, 50%, 6%, and 4% of Ohmeda, respectively. Allocation of net income and distributions are made in accordance with ownership percentages.

   Use of Estimates

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

   Income Taxes

   Ohmeda is not deemed to be a taxable entity for federal income tax purposes.

   Real Estate Assets

   Real estate assets are stated at cost, less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

   Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of Ohmeda as of December 31, 1998.

   Depreciation is calculated using the straight-line method over 25 years.

   Revenue Recognition

   The lease on Ohmeda is classified as an operating lease, and the related rental income is recognized on a straight-line basis over the terms of the lease.

2. RENTAL INCOME

   The future minimum rental income due Ohmeda under noncancelable operating leases at December 31, 1998 is as follows:

          Year ending December 31:
                1999                  $1,004,517
                2000                   1,004,517
                2001                   1,004,517
                2002                   1,004,517
                2003                   1,050,509
             Thereafter                1,194,889
                                      ----------
                                      $6,263,466
                                      ==========

   One tenant contributed 100% of rental income for the year ended December 31, 1998 and represents 100% of the future minimum rental income above.

3. RELATED-PARTY TRANSACTIONS

   Fund IX, Fund X, Fund XI, and REIT entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of Fund IX, Fund X, Fund XI, and REIT. In consideration for supervising management of the property, Fund IX, Fund X, Fund X1, and REIT will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

   Ohmeda incurred management and leasing fees of $41,688 for the year ended December 31, 1998 which were paid to Wells Management.

                        WELLS REAL ESTATE FUND IX, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)
       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1998

                                                                   Initial Cost
                                                                -----------------------            Costs of
                                                                          Buildings and          Capitalized
               Description                  Encumbrances        Land      Improvements           Improvements
               -----------                  ------------        ----      -------------          ------------
ABB PROPERTY (a)                                None       $   582,897    $   744,164            $ 6,542,818

TCI-DALLAS PROPERTY (b)                         None           650,000              0              4,016,866

U.S. CELLULAR PROPERTY (c)                      None           833,942              0             10,052,063

MATSUSHITA PROPERTY (d)                         None         2,108,304      5,120,835                383,594

CIRRUS LOGIC PROPERTY (e)                       None           881,840      6,182,710                402,096

LUCENT TECHNOLOGIES (f)                         None         1,002,723      4,386,374                237,971

360 INTERLOCKEN (g)                             None         1,570,000      6,733,500                437,266

IOMEGA PROPERTY (h)                             None           385,000      4,674,624                193,372

OHMEDA PROPERTY (i)                             None         2,613,600      7,762,481                528,415
                                                           -----------    -----------            -----------
       Total                                               $10,628,306    $35,604,688            $22,794,461
                                                           ===========    ===========            ===========

                                     Gross Amount at  Which Carried at December 31, 1998
                                   -------------------------------------------------------
                                                Buildings and  Construction
                                      Land      Improvements   in Progress       Total
                                   -----------  -------------  ------------    -----------
ABB PROPERTY (a)                   $   607,930    $ 7,261,949          $  0    $ 7,869,879

TCI-DALLAS PROPERTY (b)                677,914      3,988,952             0      4,666,866

U.S. CELLULAR PROPERTY (c)             896,698      9,989,307             0     10,886,005

MATSUSHITA PROPERTY (d)              2,220,993      5,391,740             0      7,612,733

CIRRUS LOGIC PROPERTY (e)              928,974      6,537,672             0      7,466,646

LUCENT TECHNOLOGIES (f)              1,045,878      4,580,200           990      5,627,068

360 INTERLOCKEN (g)                  1,650,070      7,090,696             0      8,740,766

IOMEGA PROPERTY (h)                    403,442      4,849,554             0      5,252,996

OHMEDA PROPERTY (i)                  2,746,894      8,157,602             0     10,904,496
                                   -----------    -----------          ----    -----------
       Total                       $11,178,793    $57,847,672          $990    $69,027,455
                                   ===========    ===========          ====    ===========

                                                                         Life on Which
                                   Accumulated     Date of       Date     Depreciation
                                   Depreciation  Construction  Acquired  Is Computed (j)
                                   ------------  ------------  --------  --------------
ABB PROPERTY (a)                     $  511,883          1997  12/10/96  20 to 25 years

TCI-DALLAS PROPERTY (b)                 393,633          1996  10/10/96  20 to 25 years

U.S. CELLULAR PROPERTY (c)              878,075          1997  06/17/96  20 to 25 years

MATSUSHITA PROPERTY (d)                 431,339          1997  01/10/97  20 to 25 years

CIRRUS LOGIC PROPERTY (e)               527,113          1997  02/20/97  20 to 25 years

LUCENT TECHNOLOGIES (f)                 106,871          1998  06/24/98  20 to 25 years

360 INTERLOCKEN (g)                     238,299          1996  03/20/98  20 to 25 years

IOMEGA PROPERTY (h)                      96,991          1998  07/01/98  20 to 25 years

OHMEDA PROPERTY (i)                     299,112          1998  02/13/98  20 to 25 years
                                     ----------
       Total                         $3,483,316
                                     ==========

(a) The Knoxville Property consist of a three-story office building located in Knoxville, Tennessee. It is owned by Fund IX, X, XI, and REIT Joint Venture. The Partnership owned a 40% interest in Fund IX, X, XI, and REIT Joint Venture at December 31, 1998.

(b) The TCI-Dallas Property consists of a one-story office building located in Farmers Branch, Texas. It is owned by Fund VIII and IX Associates. The Partnership owned a 45% interest in Fund VIII and IX Associates at December 31, 1998.

(c) The U.S. Cellular Property consists of a four-story office building located in Madison, Wisconsin. It is owned by Fund VIII and IX Associates. The Partnership owned a 45% interest in Fund VIII and IX Associates at December 31, 1998.

(d) The Matsushita Property consists of a two-story office building located in Irvine, California. It is owned by Fund VIII and IX Associates. The Partnership owned a 45% interest in Fund VIII and IX Associates at December 31, 1998.

(e) The Cirrus Logic Property consists of a two-story office building located in Broomfield, Colorado. It is owned by Fund VIII and IX Associates. The Partnership owned a 45% interest in Fund VIII and IX Associates at December 31, 1998.

(f) The Lucent Technologies Property consists of a one-story office building located in Oklahoma City, Oklahoma. It is owned by Fund IX-X-XI-REIT Joint Venture. The Partnership owned a 40% interest in Fund IX-X-XI-REIT Joint Venture at December 31, 1998.

(g) The 360 Interlocken Property consists of one tree-story multi-tenant office building located in Broomfield, Colorado. It is owned by Fund IX-X-XI-REIT Joint Venture. The Partnership owned a 40% interest in Fund IX-X-XI-REIT Joint Venture at December 31, 1998.

(h) The Iomega Property consists of a one-story warehouse and office building located in Ogden, Utah. It is owned by Fund IX-X-XI-REIT Joint Venture. The Partnership owned a 40% interest in Fund IX-X-XI-REIT Joint Venture at December 31, 1998.

(i) The Ohmeda Property consists of a two-story office building located in Louisville, Colorado. It is owned by Fund IX-X-XI-REIT Joint Venture. The Partnership owned a 40% interest in Fund IX-X-XI-REIT Joint Venture at December 31, 1998.

(j) Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

                        WELLS REAL ESTATE FUND IX, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1998

                                                                Accumulated
                                                                Depreciation
                                                      Cost
                                                   -----------  ------------

BALANCE AT DECEMBER 31, 1996                       $10,994,486    $   50,444

 1997 additions                                     26,196,182       931,743
                                                   -----------    ----------
BALANCE AT DECEMBER 31, 1997                        37,190,668       982,187

 1998 additions                                     31,836,787     2,501,129
                                                   -----------    ----------
BALANCE AT DECEMBER 31, 1998                       $69,027,455    $3,483,316
                                                   ===========    ==========

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