Form 10-Q
period 1999-03-31
WELLS REAL ESTATE FUND IX LP
filed 1999-05-12
CIK 929921

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended              March 31, 1999     or
                              --------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                  to
                               -----------------   ------------------

Commission file number              0-22039
                       ----------------------------------

                        Wells Real Estate Fund IX, L.P.
         -------------------------------------------------------------
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

                                   Form 10-Q
                                   ---------

                         Wells Real Estate Fund IX,L.P.
                        -------------------------------

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------


PART I.  FINANCIAL INFORMATION


         Item 1. Financial Statements

                 Balance Sheets - March 31, 1999
                   and December 31, 1998.............................       3

                 Statements of Income for the Three Months
                   Ended March 31, 1999 and 1998.....................       4

                 Statements of Partners' Capital for the Year Ended
                   December 31, 1998 and the Three Months
                   Ended March 31, 1999..............................       5

                 Statements of Cash Flows for the Three  Months
                   Ended March 31, 1999 and 1998.....................       6

                 Condensed Notes to Financial Statements.............       7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations..........................................       9

PART II. OTHER INFORMATION...........................................      21

                        WELLS REAL ESTATE FUND IX, L.P.
                     (a Georgia Public Limited Partnership)

                                 BALANCE SHEETS

               Assets                                       March 31, 1999            December 31, 1998
               ------                                       --------------            -----------------
       Investment in joint venture (Note 2)                  $  27,921,564                $  28,119,579
       Cash and Cash equivalents                                   276,257                      326,022
       Due from affiliates                                         687,664                      739,442
       Deferred project costs                                       10,261                       13,621
       Organization costs, less accumulated
          amortization of $12,500 in December
          1998 and $14,063 in March 1999                            10,938                       12,500
                                                             -------------                -------------

             Total assets                                    $  28,906,684                $  29,211,164
                                                             =============                =============
 Liabilities and Partners' Capital
 ---------------------------------

Liabilities:
       Accounts payable and accrued expenses                 $           0                $       3,500
       Partnership distributions payable                           694,497                      681,204
                                                             -------------                -------------

              Total liabilities                                    694,497                      684,704
                                                             -------------                -------------

       Partners' capital:
       Limited partners:
         Class A-3,036,063 units outstanding                    25,898,226                   25,646,950
         Class B-463,937 units outstanding                       2,313,961                    2,879,510
                                                             -------------                -------------

               Total partners' capital                          28,212,187                   28,526,460
                                                             -------------                -------------
               Total liabilities and partners' capital       $  28,906,684                $  29,211,164
                                                             =============                =============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                     (a Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                                       Three Months Ended
                                                                       ------------------
                                                                March 31, 1999           March 31, 1998
                                                                --------------           --------------
Revenues:
          Interest income                                          $       0                $  90,043
          Equity in income of joint ventures
           (Note 2)                                                  409,083                  275,517
                                                                   ---------                ---------
                                                                     409,083                  365,560
                                                                   ---------                ---------

Expenses:
          Computer cost                                                2,435                    1,986
          Partnership administration                                  19,158                   10,783
          Legal and accounting fees                                    5,704                    8,047
          Amortization of organization costs                           1,562                    1,563
                                                                   ---------                ---------
                                                                      28,859                   22,379
                                                                   ---------                ---------

          Net income                                               $ 380,224                $ 343,181
                                                                   =========                =========

Net income allocated to Class A Limited Partners                   $ 685,045                $ 577,869


Net (loss) allocated to Class B Limited Partners                   $(304,821)               $(234,688)

Net income per weighted average per Class A Limited
          Partner Unit                                             $    0.23                $    0.20

Net (loss) per weighted average Limited Partner Unit               $   (0.66)               $   (0.43)


Cash distribution per Class A Limited
          Partner Unit                                             $    0.23                $    0.17

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                     (a Georgia Public Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                        AND YEAR ENDED DECEMBER 31, 1998

                                                            Limited Partners
                                      -------------------------------------------------------------
                                                 Class A                         Class B                                  Total
                                      -----------------------------    ----------------------------      General         Partners'
                                         Units           Amount           Units           Amount         Partners         Capital
                                      -----------     -------------    ----------    --------------     ----------    --------------

BALANCE, December 31, 1997             2,949,776       $25,322,591       550,224       $ 4,186,127          $0          $29,508,718

  Net income (loss)                            0         2,597,938             0        (1,147,983)          0            1,449,955
  Partnership distributions                    0        (2,432,213)            0                 0           0           (2,432,213)

  Class A conversion elections            40,099           158,634       (40,099)         (158,634)          0                    0
                                       ---------       -----------       -------       -----------          --         ------------

BALANCE, December 31, 1998             2,989,875       $25,646,950       510,125       $ 2,879,510          $0          $28,526,460
                                       =========       ===========       =======       ===========          --          ===========

  Net income (loss)                            0           685,045             0          (304,821)          0              380,224
  Partnership distributions                    0          (697,497)            0                 0           0             (694,497)

  Class A conversion elections            46,188           260,728       (46,188)         (260,728)          0                    0
                                       ---------       -----------       -------       -----------          --         ------------
BALANCE, March 31, 1999                3,036,063       $25,898,226       463,937       $ 2,313,961          $0          $28,212,187
                                       =========       ===========       =======       ===========          --          ===========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                     (a Georgia Public Limited Partnership)

                            STATEMENT OF CASH FLOWS


                                                                                 Three Months Ended
                                                                                 ------------------
                                                                   March 31, 1999                      March 31, 1998
                                                                   --------------                      --------------
  Cash flow from operating activities:
  Net income                                                           $  380,224                        $    343,181
   Adjustments to reconcile net income to net
        cash (used in) provided by operating activities:                 (409,083)                           (275,517)
            Equity in income of joint venture
              Amortization of organization costs                            1,562                               1,563
   Changes in assets and liabilities:
             Prepaids and  other assets                                         0                              26,311
             Accounts payable                                              (3,500)                                  0
                                                                       ----------                        ------------
               Net cash (used in) provided by operating
                   activities                                             (30,797)                             95,536
                                                                       ==========                        ============

  Cash flow from investing activities:
        Distributions received from joint ventures                        739,441                             335,508
        Investment in joint ventures                                      (76,205)                         (9,279,921)
                                                                       ----------                        ------------
               Net cash used by investing activities                      663,236                          (8,944,413)
                                                                       ----------                        ------------

  Cash flow from financing activities:
            Distributions to partners from
                     accumulated earning                                 (681,204)                           (437,162)
                                                                       ----------                        ------------

               Net cash used in financing activities                     (681,204)                           (437,162)
                                                                       ----------                        ------------
 Net (decrease) in cash and cash equivalents                              (49,765)                         (9,286,038)

  Cash and cash equivalents, beginning of year                            326,022                           9,764,129
                                                                       ----------                        ------------

  Cash and cash equivalents, end of period                             $  276,257                        $    478,091
                                                                       ==========                        ============

 Supplemental disclosure of noncash investing
  activities:    Deferred project costs
  applied to joint venture activities                                  $    3,361                        $    473,276
                                                                       ==========                        ============



           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                     (A Georgia Public Limited Partnership)

                     Condensed Notes to Financial Statement

                                 March 31, 1999

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

On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 26,1996, thus allowing for the admission of New York and Pennsylvania investors in the Partnership.
The offering was terminated on December 30, 1996, at which time the Partnership had sold 2,935,931 Class A Status Units, and 564,069 Class B Status Units, held by a total of 1,841 and 257 Class A and Class B Limited Partners respectively, for total Limited Partner capital contributions of $35,000,000. After payment of $1,400,000 in acquisition and advisory fees and expenses, payments of $5,254,603 in selling commissions and organization and offering expenses, the investment by the Partnership of $13,289,359 in the Fund VIII - Fund IX Joint Venture and, the investment by the Partnership of $14,823,526 in the Fund IX-X-XI-REIT Joint Venture, as of March 31, 1999, the Partnership was holding net offering proceeds of $232,512 available for investment in properties, of which $90,434 is being reserved for completion of the ABB Building owned by the Fund IX - X - XI - REIT Joint Venture.

The Partnership owns interests in properties through equity ownership in the following joint ventures: (i) Fund VIII and Fund IX Associates, a joint venture between the Partnership and Wells Real Estate Fund VIII, L.P. (the "Fund VIII - IX Joint Venture"), and (ii) Fund IX-X-XI-REIT Associates, a joint venture among the Partnership, Wells Real Estate Fund X, L..P., Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. (the Wells REIT"), as its general partner, (the "Fund IX-X-XI-REIT Joint Venture").

As of March 31, 1999, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four-story office building in Madison, Wisconsin (the "US Cellular Office Building"), which is owned by the Fund VIII - IX Joint Venture; (ii) a one-story office building in Farmer's Branch, Texas (the "TCI Building"), which is owned by the Fund VIII - IX Joint Venture; (iii) a three-story office building in Knoxville, Tennessee (the "ABB Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (iv) a two-story office building in Irvine, California (the"Matsushita Building"), which is owned by the Fund VIII - IX Joint Venture;
(v) a two-story office building in Boulder County, Colorado (the "Cirrus Logic Building"), which is owned by the Fund VIII - IX Joint Venture; (vi) a two-story office building in Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (vii) a three-story office building located in Boulder County, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (viii) a one-story office building located in Oklahoma City, Oklahoma (the "Lucent Technologies Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; and (ix) a single-story warehouse and office building located in Ogden, Weber County, Utah (the "Iomega Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture.

(b) Basis of Presentation
-------------------------

The financial statements of Wells Real Estate Fund IX, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1998.

2)  Investment in Joint Ventures
--------------------------------

The Partnership owns interests in several properties as of March 31, 1999, through its ownership in joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information on investments in joint ventures, see Form 10-K for the Partnership for the year ended December 31, 1998.

The following describes additional information about the properties in which the Partnership owned an interest as of March 31, 1999:

Fund IX-X-XI-REIT Joint Venture
-------------------------------

Iomega
------

On March 22, 1999, the Fund IX-X-XI-REIT-Joint Venture purchased a 4 acre tract of vacant land adjacent to the Iomega Building located in Ogden, Utah. This site is intended to be additional parking and loading dock area and will include at least 400 new parking stalls and new site work for truck maneuver space, in accordance with the requirements of the tenants and City of Ogden. The expected completion date of this project is July 1, 1999. The tenant, Iomega Corporation, has agreed to extend the term of their lease to April 30, 2009 and will pay as additional base rent, an amount equal to thirteen percent (13%) per annum payable in monthly installments of the direct and indirect cost of acquiring the property and constructing the improvements. This additional base rent is due and payable, commencing on May 1, 1999.

The land was purchased at a cost of $212,000, excluding acquisition costs. It is anticipated that the total cost to complete the project will be $612,689.
The funds used to acquire the land and for the improvements are being funded entirely out of capital contributions made by Wells Fund XI to the Fund IX-X-XI-REIT Joint Venture in the amount of $851,000.

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

(a) General
-----------

As of March 31, 1999, the developed properties owned by the Partnership were 99.8% occupied, whereas they were 99.75% occupied at March 31, 1998. Gross revenues of the Partnership were $409,083 for the three months ended March 31, 1999, as compared to $365,560 for the three months ended March 31, 1998. The increase was attributable primarily to the equity in income of joint venture. Expenses of the Partnership increased to $28,859 for the three months ended March 31, 1999, as compared to $22,379 for the same period in 1998, as a result of increased activity primarily in administrative salaries. Net income of the Partnership was $380,224 for the three months ended March 31, 1999, as compared to a net income of $343,181 for the three months ended March 31, 1998.

The Partnership's net cash provided by operating activities decreased to $(31,797) for 1999, as compared to $95,536 for 1998, which is due primarily to equity in income of joint ventures and changes in assets and liabilities. Net cash provided by investing activities increased to $663,236 from ($8,944,413). Net cash used in financing activities increased from $437,162 to $681,204 due to the distribution to partners from accumulated earnings. Cash and cash equivalents decreased from $478,091 to $276,257 for the same period in 1999.

The Partnership's distributions from Net Cash from operations accrued to Class A Unit holders for the first quarter of 1999 was $ 0.23 per weighted average unit compared to $0.17 for the same period in 1998.

Year 2000
---------

The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. Some testing of systems has begun and all testing is expected to be complete by June 30, 1999.

As to the status of the Partnerships' information technology systems, it is presently believed that all major systems and software packages with the exception of the accounting and property management package are Year 2000 compliant. The Partnerships' affiliated entities are purchasing the upgrade for the accounting and property management package system; however, it is not expected to be available until the end of the second quarter of 1999. At the present time, it is believed that all non-major information technology systems are Year 2000 compliant. The cost to upgrade any noncompliance systems is believed to be immaterial.

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

The Partnership's reliance on embedded computer systems (i.e. microcontrollers) is limited to facilities related matters, such as office security systems and environmental control systems.

The Partnership is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and phone systems are rendered inoperable. An off-site facility from which the Partnership could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensation to each staff member of the General Partner of the Partnership.

Management believes that the Partnership's risk of Year 2000 problems is minimal. In the unlikely event there is a problem, the worst case scenarios would include the risks that the elevator or security systems within the Partnership's properties would fail or the key third-party vendors upon which the Partnership relies would be unable to provide accurate investor information. In the event that the elevator shuts down, the Partnership has devised a plan for each building whereby the tenants will use the stairs until the elevators are fixed. In the event that the security system shuts down, the Partnership has devised a plan for each building to hire temporary on-site security guards. In the event that a third-party vendor has Year 2000 problems relating to investor information, the Partnership intends to perform a full system back-up of all investor information as of December 31, 1999, so that the Partnership will have accurate hard-copy investor information.

Liquidity and Capital Resources
-------------------------------

The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from limited partners' capital contributions. As of March 31, 1999, the Partnership was holding $232,512 available for investment in properties, including approximately $90,434, which is being reserved to complete the ABB Building in Knoxville, Tennessee, owned by the Fund IX-X-XI-REIT Joint Venture.

Property Operations
-------------------

As of March 31, 1999, the Partnership owned interests in the following operational properties

The TCI Building/Fund VIII - IX Joint Venture
---------------------------------------------

                                                                   Three Months Ended
                                                                   ------------------
                                                          March 31, 1999          March 31, 1998
                                                          --------------          --------------
Revenues:
Rental income                                                 $113,794               $113,794
Interest income                                                  8,921                  7,450
                                                              --------               --------
                                                               122,715                121,244
                                                              --------               --------

Expenses:
  Depreciation                                                  41,648                 41,648
  Management & leasing expenses                                  4,300                  4,300
  Other operating expenses                                       4,132                  3,158
                                                              --------               --------
                                                                50,080                 49,106
                                                              --------               --------

Net income                                                    $ 72,635               $ 72,138
                                                              ========               ========

Occupied %                                                         100%                   100%

Partnership's Ownership % in the
  Fund VIII - IX Joint Venture                                    45.2%                  45.8%

Cash Distribution to Partnership                              $ 48,815               $ 52,092

Net income allocated to the Partnership                       $ 32,833               $ 34,950


Net income and cash distributions decreased slightly in 1999, as compared to 1998, due primarily to decreased ownership in the Fund VIII - IX Joint Venture in 1999, as compared to 1998, due to additional funding by Wells Fund VIII which decreased the Partnership's ownership interest.

The Matsushita Building/Fund VIII - IX Joint Venture
----------------------------------------------------

                                                                         Three Months Ended
                                                                         ------------------
                                                                March 31, 1999           March 31, 1998
                                                                --------------           --------------
Revenues:
  Rental income                                                     $164,379               $167,698
                                                                    --------               --------

Expenses:
  Depreciation                                                        53,918                 53,918
  Management & leasing expenses                                        6,313                  6,513
  Other operating expenses                                             4,043                  5,582
                                                                    --------               --------
                                                                      64,274                 66,013
                                                                    --------               --------

Net income                                                          $100,105               $101,685
                                                                    ========               ========

Occupied %                                                               100%                   100%

Partnership's Ownership % in the
  Fund VIII - IX Joint Venture                                          45.2%                  45.8%

Cash Distribution to Partnership                                    $ 75,184               $ 79,853

Net income allocated to the Partnership                             $ 45,251               $ 49,259


Net income remains relatively stable as compared to 1998, while distributions have decreased due to additional fundings by the Wells Fund VIII which decreased the Partnership's ownership interest in the Fund VIII - IX Joint Venture.

The Cirrus Logic Building/Fund VIII - IX Joint Venture
------------------------------------------------------

                                                                     Three Months Ended
                                                                     ------------------
                                                          March 31, 1999           March 31, 1998
                                                          --------------           --------------
Revenues:
Rental income                                                $184,539                 $184,539
                                                             --------                 --------

Expenses:
  Depreciation                                                 72,765                   72,765
  Management & leasing expenses                                 8,839                    9,350
  Other operating expenses                                      5,610                    1,901
                                                             --------                 --------
                                                               87,214                   84,016
                                                             --------                 --------

Net income                                                   $ 97,325                 $100,523
                                                             ========                 ========

Occupied %                                                        100%                     100%

Partnership's Ownership % in the
  Fund VIII - IX Joint Venture                                   45.2%                    45.8%

Cash distribution to Partnership                             $ 69,825                 $ 76,487

Net income allocated to the Partnership                      $ 43,994                 $ 48,780


Net income remains relatively stable, while distributions have decreased due to additional fundings by the Wells Fund VIII which decreased the Partnership's ownership interest in Fund VIII - IX Joint Venture.

The US Cellular One Building/Fund VIII - IX Joint Venture
---------------------------------------------------------

                                                                   Three Months Ended
                                                                   ------------------
                                                         March 31, 1999           March 31, 1998
                                                         --------------           --------------
Revenues:
  Rental income                                             $320,519                 $320,519
                                                            --------                 --------

Expenses:
  Depreciation                                               150,378                  128,049
  Management & leasing expenses                               35,187                   34,398
  Other operating expenses                                     4,925                  (16,543)
                                                            --------                 --------
                                                             190,490                  145,904
                                                            --------                 --------

Net income                                                  $130,029                 $174,615
                                                            ========                 ========

Occupied %                                                       100%                     100%

Partnership's Ownership % in the
  Fund VIII - IX Joint Venture                                  45.2%                    45.8%

Cash Distribution to Partnership                            $123,448                 $129,166

Net income allocated to the Partnership                     $ 58,777                 $ 84,670


Net income decreased in 1999, as compared to 1998, due to an increase in depreciation because of the occupancy of a tenant in early 1998, and a decrease in CAM reimbursement billed in 1999 to the tenants. 1998 CAM charges were over billed and were adjusted in 1999. Cash distributions have increased in the Fund VIII - IX Joint Venture in 1999, as compared to 1998, due to additional fundings by the Partnership, which increased the Partnership's ownership interest in the Fund VIII - IX Joint Venture offset partially by the decrease in CAM billings.

The ABB Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------

                                                                         Three Months Ended
                                                                         ------------------
                                                                March 31, 1999           March 31, 1998
                                                                --------------           --------------
Revenues:
  Rental income                                                    $260,092                   $190,986
  Interest income                                                    15,060                          0
                                                                   --------                   --------
                                                                    275,152                    190,986
                                                                   --------                   --------

Expenses:
  Depreciation                                                      134,100                     91,094
  Management & leasing expenses                                      21,386                     25,282
  Other operating expenses                                          (11,607)                    37,768
                                                                   --------                   --------
                                                                    143,879                    154,144
                                                                   --------                   --------

Net income                                                         $131,273                   $ 36,842
                                                                   ========                   ========

Occupied %                                                               98%                        67%

Partnership's Ownership % in the
  Fund IX-X-XI-REIT Joint Venture                                      38.9%                      52.9%

Cash distribution to Partnership                                   $100,085                   $ 32,621

Net income allocated to the Partnership                            $ 51,949                   $ 17,901

ABB Environmental Systems, a subsidiary of ABB, Inc., occupied its leased space of 56,012 rentable square feet comprising approximately 67% of the building in December 1997. The initial term of the lease is 9 years and 11 months. ABB has the option under its lease to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal monthly installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. In addition to the base rent, ABB is required to pay additional rent equal to its share of operating expenses during the lease term. Another tenant has occupied 23,490 rentable square feet bringing the occupancy to 98%. The Partnership contributed an additional $79,566 towards the completion of this project. It is currently anticipated that the total cost to complete the project will be approximately $90,434 which is anticipated to be funded by the Partnership and which is being reserved by the Partnership for this purpose.

Rental income increased in 1999, over 1998, due primarily to the increased occupancy level of the property. Total expenses decreased due to an the offset of tenant reimbursements in operating costs which resulted in a negative figure. Cash distributions for the quarter increased significantly in 1999, over the 1998 amount, due to the increase in rental income.

The Partnership's ownership percentage decreased due to the admission of Wells Fund XI and Wells OP to the Fund IX-X-XI-REIT Joint Venture and additional funding in the Fund IX-X-XI-REIT Joint Venture by Wells Fund XI.


The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture
---------------------------------------------------

                                                                 Three Months Ended      Two Months Ended
                                                                 ------------------      ----------------
                                                                   March 31, 1999         March 31, 1998
                                                                   --------------         --------------
Revenues:
Rental income                                                          $256,829              $134,084
                                                                       --------              --------

Expenses:
  Depreciation                                                           81,576                54,384
  Management & leasing expenses                                          11,618                     0
  Other operating expenses, net of reimbursements                           363                  (699)
                                                                       --------              --------
                                                                         93,557                53,685
                                                                       --------              --------

Net income                                                             $163,272              $ 80,399
                                                                       ========              ========

Occupied %                                                                  100%                  100%

Partnership's Ownership % in the
  Fund IX-X-XI-REIT Joint Venture                                          38.9%                 52.9%

Cash distribution to Partnership                                       $ 94,648              $ 54,424

Net income allocated to the Partnership                                $ 64,620              $ 38,604

On February 13, 1998, the Fund IX-X-XI-REIT Joint Venture acquired a two story office building containing approximately 106,750 rentable square feet on a 15 acre tract of land located in Louisville, Boulder County, Colorado (the "Ohmeda Building") for a purchase price of $10,325,000 excluding acquisition costs.

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

Since the Ohmeda Building was purchased in February, 1998, comparative income and expense figures are available for only two months of the prior quarter.

The Partnership's ownership percentage decreased due to the admission of Wells Fund XI and Wells OP to the Fund IX-X-XI-REIT Joint Venture and additional funding in the Fund IX-X-XI-REIT Joint Venture by Fund XI.


The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------

                                                              Three Months Ended           One Month Ended
                                                              ------------------           ---------------
                                                                March 31, 1999             March 31, 1998
                                                                --------------             --------------
Revenues:
Rental income                                                      $206,522                    $26,133
                                                                   --------                    -------

Expenses:
  Depreciation                                                       71,670                     23,574
  Management & leasing expenses                                      17,864                          0
  Other operating expenses, net of
      reimbursements                                                 (2,250)                         0
                                                                   --------                    -------
                                                                     87,284                     23,574
                                                                   --------                    -------

Net income                                                         $119,238                    $ 2,559
                                                                   ========                    =======

Occupied %                                                              100%                       100%

Partnership's Ownership % in the
  Fund IX-X-XI-REIT Joint Venture                                      38.9%                      52.9%

Cash distribution to Partnership                                   $ 74,879                    $13,818

Net income allocated to the
  Partnership                                                      $ 47,107                    $ 1,352

On March 20, 1998, the Fund IX-X-XI-REIT Joint Venture acquired a three-story multi-tenant office building containing approximately 51,974 rentable square feet on a 5.1 acre tract in Broomfield, Boulder County, Colorado (the "360 Interlocken Building") for a purchase price of $8,275,000, excluding acquisition costs.

The 360 Interlocken Building was completed in December, 1996. The first floor has multiple tenants and contains 15,599 rentable square feet; the second floor is leased to ODS Technologies, L.P. and contains 17,146 rentable square feet; and the third floor is leased to Transecon, Inc. and contains 19,229 rentable square feet.

Since the 360 Interlocken Building was purchased in March 1998, comparable income and expenses figures for the prior quarter are available for only one month. Other operating expenses were negative for the first quarter due to tenant reimbursements being greater than operating expenses. Management and leasing expense reimbursement is also included in this category.

The Lucent Technologies Building/Fund IX-X-XI-REIT Joint Venture
----------------------------------------------------------------

                                                                  Three Months Ended
                                                                  ------------------
                                                                    March 31, 1999
                                                                    --------------
Revenues:
Rental income                                                            $145,752
                                                                         --------

Expenses:
  Depreciation                                                             45,801
  Management & leasing expenses                                             5,370
  Other operating expenses                                                  3,014
                                                                         --------
                                                                           54,185
                                                                         --------

Net income                                                               $ 91,567
                                                                         ========

Occupied %                                                                    100%

Partnership's Ownership % in the
  Fund IX-X-XI-REIT Joint Venture                                            38.9%

Cash distribution to Partnership                                         $ 49,822

Net income allocated to the
  Partnership                                                            $ 36,251


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

Since the Lucent Technologies Building was purchased by the IX-X-XI-REIT Joint Venture in June, 1998, comparable income and expense figures for the prior period are not available.


The Iomega Building/Fund IX-X-XI-REIT Joint Venture
---------------------------------------------------

                                                                    Three Months Ended
                                                                    ------------------
                                                                      March 31, 1999
                                                                      --------------
Revenues:
Rental income                                                           $123,873
                                                                        --------

Expenses:
  Depreciation                                                            48,495
  Management & leasing expenses                                            5,603
  Other operating expenses                                                (1,713)
                                                                        --------
                                                                          52,385
                                                                        --------

Net income                                                              $ 71,488
                                                                        ========

Occupied %                                                                   100%

Partnership's Ownership % in the
  Fund IX-X-XI-REIT Joint Venture                                           38.9%

Cash distribution to Partnership                                        $ 45,962

Net income allocated to the Partnership                                 $ 28,304


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

Since the Iomega Building was purchased in April 1998, comparable income and expense figures for the prior quarter are not available. Other operating expenses were negative for the first quarter due to tenant reimbursements reflected in this category. Management and leasing expense reimbursements are also reflected in this category.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6 (b). No reports were filed during the first quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     WELLS REAL ESTATE FUND IX, L.P.
                                     (Registrant)
Dated: May 11, 1999                  By: /s/ Leo F. Wells, III
                                         ----------------------------------
                                     Leo F. Wells, III, as Individual
                                     General Partner and as President,
                                     Sole Director and Chief Financial
                                     Officer of Wells Capital, Inc., the
                                     General Partner of Wells Partners, L.P.