Form 10-Q
period 1999-06-30
WELLS REAL ESTATE FUND IX LP
filed 1999-08-13
CIK 929921

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1999           or
                              -------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to __________________

Commission file number              0-22039
                       ----------------------------------

                        Wells Real Estate Fund IX, L.P.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Georgia                                              58-2126622
-------------------------------                             -------------------
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

 3885 Holcomb Bridge Road, Norcross, Georgia                        30092
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

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

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------


PART I.  FINANCIAL INFORMATION

           Item 1. Financial Statements

                   Balance Sheets - June 30, 1999
                     and December 31, 1998................................. 3

                   Statements of Income for the Three Months and Six Months
                     Ended June 30, 1999 and 1998.......................... 4

                   Statements of Partners' Capital for the Year Ended
                     December 31, 1998 and the Six Months Ended
                     June 30, 1999......................................... 5

                   Statements of Cash Flows for the Six Months
                     Ended June 30, 1999 and 1998.......................... 6

                   Condensed Notes to Financial Statements................. 7

          Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations................... 9

PART II.  OTHER INFORMATION................................................ 21

                        WELLS REAL ESTATE FUND IX, L.P.
                     (a Georgia Public Limited Partnership)

                                 BALANCE SHEETS

               Assets                            June 30, 1999     December 31, 1998
               ------                            -------------     -----------------
Investment in joint venture (Note 2)             $27,648,563          $28,119,579
Cash and Cash equivalents                            228,636              326,022
Due from affiliates                                  700,158              739,442
Deferred project costs                                 9,999               13,621
Organization costs, less accumulated
   amortization of $18,750 in December
   1998 and $21,875 in June 1999                       9,375               12,500
Prepaid expenses and other assets                      3,872                    0
                                                  ----------           ----------

             Total assets                        $28,600,603          $29,211,164
                                                 ===========          ===========

 Liabilities and Partners' Capital
 ---------------------------------

Liabilities:
    Accounts payable and accrued expenses        $     1,658          $     3,500
    Partnership distributions payable                695,564              681,204
                                                 -----------          -----------

             Total liabilities                       697,222              684,704
                                                 -----------          -----------

Partners' capital:
Limited partners:
   Class A - 3,040,732 units outstanding          25,906,375           25,646,950
   Class B - 459,268 units outstanding             1,997,006            2,879,510
                                                 -----------          -----------

             Total partners' capital              27,903,381           28,526,460
                                                 -----------          -----------
             Total liabilities and partners'
                 capital                         $28,600,603          $29,211,164
                                                 ===========          ===========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                     (a Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                        Three Months Ended                  Six Months Ended
                                                   ----------------------------        ----------------------------
                                                   June 30, 1999   June 30,1998        June 30, 1999   June 30,1998
                                                   -------------   ------------        -------------   ------------
Revenues:
  Equity in income of joint ventures (Note 2)         420,584          378,933              829,668         654,450
  Interest income                                           0          (11,089)                   0          78,954
                                                     --------        ---------           ----------      ----------
                                                      420,584          367,844              829,668         733,404
                                                     --------        ---------           ----------      ----------

Expenses:
  Computer cost                                         2,247            1,852                4,681           3,838
  Partnership administration                           20,499           14,742               39,658          25,525
  Legal and accounting fees                             9,518           19,873               15,222          27,920
  Amortization of organization costs                    1,562            1,562                3,125           3,125
                                                     --------        ---------           ----------      ----------
                                                       33,826           38,029               62,686          60,408
                                                     --------        ---------           ----------      ----------
  Net income                                         $386,758        $ 329,815           $  766,982      $  672,996
                                                     ========        =========           ==========      ==========
Net income (loss) allocated to General
   Partners                                          $      0        $       0           $        0      $        0

Net income allocated to Class A Limited
   Partners                                          $689,221        $ 624,360           $1,374,266      $1,202,229

Net (loss) allocated to Class B Limited
   Partners                                          $302,463        $(294,545)          $ (607,284)     $ (529,233)

Net income per Class A Limited Partner
   Unit                                              $   0.23        $    0.21           $     0.45      $     0.41

Net (loss) per Class B Limited Partner
   Unit                                              $  (0.66)       $   (0.55)          $    (1.32)     $    (0.98)

Cash distribution per Class A Limited
   Partner Unit                                      $   0.23        $    0.21           $     0.45      $     0.38

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                     (a Georgia Public Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                    FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                         SIX MONTHS ENDED JUNE 30, 1999

                                                                    Limited Partners
                                                                    ----------------
                                                        Class A                        Class B                     Total
                                            ----------------------------       -------------------------          Partners'
                                              Units            Amount           Units           Amount             Capital
                                            ---------       ------------       -------       -----------        -----------
BALANCE, December 31, 1997                  2,949,776        $25,322,591       550,224       $ 4,186,127        $29,508,718

   Net income (loss)                                0          2,597,938             0        (1,147,983)         1,449,955
   Partnership distributions                        0         (2,432,213)            0                 0         (2,432,213)
   Class A conversion elections                40,099            158,634       (40,099)         (158,634)                 0
                                            ---------        -----------       -------       -----------        -----------

BALANCE, December 31, 1998                  2,989,875        $25,646,950       510,125       $ 2,879,510        $28,526,460
                                            ---------        -----------       -------       -----------        -----------

   Net income (loss)                                0          1,374,266             0          (607,284)           766,982
   Partnership distributions                        0         (1,390,061)            0                 0         (1,390,061)
   Class A conversion elections                54,965            310,278       (54,965)         (310,278)                 0
   Class B conversion elections                (4,108)           (35,058)        4,108            35,058                  0
                                            ---------        -----------       -------       -----------        -----------
BALANCE, June 30, 1999                      3,040,732        $25,906,375       459,268       $ 1,997,006        $27,903,381
                                            =========        ===========       =======       ===========        ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                     (a Georgia Public Limited Partnership)

                            STATEMENT OF CASH FLOWS

                                                                              Six Months Ended
                                                                      ---------------------------------
                                                                      June 30, 1999       June 30, 1998
                                                                      -------------       -------------
  Cash flow from operating activities:
   Net income                                                         $    766,983        $    672,996
     Adjustments to reconcile net income to net
        cash (used in) provided by operating activities:                  (829,668)           (654,450)
     Equity in income of joint venture
        Amortization of organization costs                                   3,125               3,125
     Changes in assets and liabilities:
          Prepaids and other assets                                         (3,872)            749,874
          Decrease in accounts payable                                      (3,500)                  0
          Due to affiliates                                                      0              13,237
                                                                      ------------        ------------
            Net cash (used in) provided by operating activities            (66,932)            784,782
                                                                      ------------        ------------

  Cash flow from investing activities:
    Investment in joint venture                                            (82,515)         (9,943,158)
    Distributions received from joint ventures                           1,426,106             773,970
                                                                      ------------        ------------
            Net cash provided by (used by) investing activities          1,343,591          (9,169,188)
                                                                      ------------        ------------

  Cash flow from financing activities:
    Distributions to partners from accumulated earning                  (1,374,044)           (954,034)
                                                                      ------------        ------------
            Net cash used in financing activities                       (1,374,044)           (954,034)
                                                                      ------------        ------------

 Net (decrease) in cash and cash equivalents                               (97,386)         (9,329,440)

 Cash and cash equivalents, beginning of year                              326,022           9,764,129
                                                                      ------------        ------------

 Cash and cash equivalents, end of period                             $    228,636        $    434,689
                                                                      ============        ============

 Supplemental disclosure of noncash investing
  activities:  Deferred project costs applied
  to joint venture activities                                         $      3,623        $    502,510
                                                                      ============        ============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                     (A Georgia Public Limited Partnership)

                     Condensed Notes to Financial Statement
                                 June 30, 1999

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

On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 26,1996, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. The offering was terminated on December 30, 1996, at which time the Partnership had sold 2,935,931 Class A Status Units, and 564,069 Class B Status Units, held by a total of 1,841 and 257 Class A and Class B Limited Partners respectively, for total Limited Partner capital contributions of $35,000,000. After payment of $1,400,000 in acquisition and advisory fees and acquisition expenses, payments of $5,254,603 in selling commissions and organization and offering expenses, the investment by the Partnership of $13,289,359 in the Fund VIII -Fund IX Joint Venture, and the investment by the Partnership of $14,833,708 in the Fund IX-X-XI-REIT Joint Venture, as of June 30, 1999, the Partnership was holding net offering proceeds of $222,330 available for investment in properties, of which $85,302 is being reserved for completion of the ABB Building owned by the Fund IX-X-XI-REIT Joint Venture.

The Partnership owns interests in properties through equity ownership in the following joint ventures: (i) Fund VIII and Fund IX Associates, a joint venture between the Partnership and Wells Real Estate Fund VIII, L.P. (the "Fund VIII - IX Joint Venture"), and (ii) Fund IX-X-XI-REIT Associates, a joint venture among the Partnership, Wells Real Estate Fund X, L..P., Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. (the "Wells REIT"), as its general partner, (the "Fund IX-X-XI-REIT Joint Venture").

As of June 30, 1999, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four-story office building in Madison, Wisconsin (the "US Cellular Office Building"), which is owned by the Fund VIII - IX Joint Venture; (ii) a one-story office building in Farmer's Branch, Texas (the "TCI Building"), which is owned by the Fund VIII -IX Joint Venture; (iii) a three-story office building in Knoxville, Tennessee (the "ABB Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (iv) a two-story office building in Irvine, California (the"Matsushita Building"), which is owned by the Fund VIII - IX Joint Venture; (v) a two-story office building in Boulder County, Colorado (the "Cirrus Logic Building"), which is owned by the Fund VIII - IX Joint Venture; (vi) a two-story office building in Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (vii) a three-story office building located in Boulder County, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (viii) a one-story office building located in Oklahoma City, Oklahoma (the "Lucent Technologies Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; and (ix) a single-story warehouse and office building located in Ogden, Weber County, Utah (the "Iomega Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture.

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

2)  Investment in Joint Ventures
--------------------------------

The Partnership owns interests in nine properties as of June 30, 1999, through its ownership in joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information on investments in joint ventures, see Form 10-K for the Partnership for the year ended December 31, 1998.

The following describes additional information about the properties in which the Partnership owned an interest as of June 30, 1999:

Fund IX-X-XI-REIT Joint Venture
-------------------------------

Iomega
------

On March 22, 1999, the Fund IX-X-XI-REIT-Joint Venture purchased a 4 acre tract of vacant land adjacent to the Iomega Building located in Ogden, Utah. This site is intended to be additional parking and loading dock area and will include at least 400 new parking stalls and new site work for truck maneuver space, in accordance with the requirements of the tenants and City of Ogden. The completion date of this project was July 31, 1999. The tenant, Iomega Corporation, has agreed to extend the term of its lease to April 30, 2009 and will pay as additional base rent, an amount equal to thirteen percent (13%) per annum payable in monthly installments of the direct and indirect cost of acquiring the property and constructing the improvements. This additional base rent was due and payable, commencing on May 1, 1999, and was billed retroactively to the tenant in July, 1999.

The land was purchased at a cost of $212,000, excluding acquisition costs. It is anticipated that the total cost to complete the project will be $612,689.
The funds used to acquire the land and for the improvements were funded entirely out of capital contributions from Wells Real Estate Fund XI to the Fund IX-X-XI-REIT Joint Venture in the amount of $851,000.

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

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

General
-------

As of June 30, 1999, the developed properties owned by the Partnership were 99.8% occupied, whereas they were 95% occupied at June 30, 1998. Gross revenues of the Partnership were $829,668 for the six months ended June 30, 1999, as compared to $733,404 for the six months ended June 30, 1998. The increase was attributable primarily to increased earnings from joint venture investments. Expenses of the Partnership increased to $62,685 for the six months ended June 30, 1999, as compared to $60,408 for the same period in 1998. Net income of the Partnership was $766,983 for the six months ended June 30, 1999, as compared to a net income of $672,996 for the six months ended June 30, 1998.

The Partnership's net cash (used in) provided by operating activities was $(66,932) for 1999, as compared to $784,782 for 1998, which is due primarily to changes in assets and liabilities. Net cash (used in) provided by investing activities increased to $1,343,591 from ($9,169,188). Net cash used in financing activities increased from $954,034 to $1,374,044 due to the distribution to partners from accumulated earnings. Cash and cash equivalents decreased from $3,101,364 as of June 30, 1998 to $228,636 for the same period in 1999.

The Partnership's distributions from Net Cash from Operations accrued to Class A Unit holders for the second quarter of 1999 was $ 0.23 per weighted average unit compared to $0.21 for the same period in 1998. The Partnership currently anticipates that distributions will continue to be paid on a quarterly basis at a level at least consistent with 1999 distributions.

Year 2000
---------

The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed during the first half of 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. As of June 30, 1999, all testing of systems has been completed.

As to the status of the Partnerships' information technology systems, it is presently believed that all major systems and software packages are Year 2000 compliant. At the present time, it is believed that all non-major information technology systems are Year 2000 compliant. The cost to upgrade any noncompliance systems is believed to be immaterial.

The Partnership has confirmed with the Partnership's vendors, including third-party service providers such as banks, that their systems are Year 2000 compliant.

The Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software designed for use with its accounting, property management and investment portfolio tracking. The Partnership has primarily determined that any costs, problems or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on the future operations or financial condition of the Partnership. The Partnership will perform due diligence as to the Year 2000 readiness of each property owned by the Partnership and each property contemplated for purchase by the Partnership.

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

The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from limited partners' capital contributions. As of June 30, 1999, the Partnership was holding $222,330 available for investment in properties, including approximately $85,302, which is being reserved to complete the ABB Building in Knoxville, Tennessee, owned by the Fund IX-X-XI-REIT Joint Venture.

PROPERTY OPERATIONS
-------------------

As of June 30, 1999, the Partnership owned interests in the following operational properties:

The TCI Building/Fund VIII - IX Joint Venture
---------------------------------------------

                                                Three Months Ended               Six Months Ended
                                          ------------------------------  ------------------------------
                                          June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
                                          --------------  --------------  --------------  --------------
Revenues:
Rental income                                  $113,795        $113,795        $227,589        $227,589
Interest income                                   4,738           7,700          13,659          15,150
                                               --------        --------        --------        --------
                                                118,533         121,495         241,248         242,739
                                               --------        --------        --------        --------

Expenses:
  Depreciation                                   41,649          41,649          83,297          86,297
  Management & leasing expenses                   4,335           4,300           8,635           8,600
  Other operating expenses                        3,033           1,815           7,165           4,973
                                               --------        --------        --------        --------
                                                 49,017          47,764          99,097          96,870
                                               --------        --------        --------        --------

Net income                                     $ 69,516        $ 73,731        $142,151        $145,869
                                               ========        ========        ========        ========

Occupied %                                          100%            100%            100%            100%

Partnership's Ownership % in the
  Fund VIII - Fund IX Joint Venture                45.2%           45.2%           45.2%           45.2%

Cash Distribution to Partnership               $ 47,405        $ 46,230        $ 96,220        $101,631

Net income allocated to the
  Partnership                                  $ 31,424        $ 33,484        $ 64,257        $ 68,434

Net income has decreased for the six months ended June 30, 1999, as compared to the same period in 1998, due primarily to decreased interest income and an increase in landscape expenditure.

Cash distributions and net income allocated to the Partnership for the six month period ended June 30, 1999 decreased, as compared to 1998, due to the decreased net income.

The Matsushita Building/Fund VIII - IX Joint Venture
----------------------------------------------------

                                                Three Months Ended               Six Months Ended
                                          ------------------------------  ------------------------------
                                          June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
                                          --------------  --------------  --------------  --------------
Revenues:
Rental income                                  $164,378        $167,698        $328,757        $335,396
                                               --------        --------        --------        --------

Expenses:
  Depreciation                                   53,917          53,917         107,835         107,835
  Management & leasing expenses                   6,197           6,512          12,510          13,025
  Other operating expenses                       (3,588)          4,661             455          10,243
                                               --------        --------        --------        --------
                                                 56,526          65,090         120,800         131,103
                                               --------        --------        --------        --------

Net income                                     $107,852        $102,608        $207,957        $204,293
                                               ========        ========        ========        ========

Occupied %                                          100%            100%            100%            100%

Partnership's Ownership % in the
  Fund VIII - Fund IX Joint Venture                45.2%           45.2%           45.2%           45.2%

Cash Distribution to Partnership               $ 81,173        $ 75,241        $156,357        $155,094

Net income allocated to the
  Partnership                                  $ 48,752        $ 46,586        $ 94,003        $ 95,845

Rental income decreased for the six months ended June 30, 1999, as compared to the same period in 1998, due primarily to an adjustment to straight line rent in 1998, correcting 1997. Other operating expenses have decreased in 1999, as compared to 1998, due to a billing of 1998 common area maintenance expenses to the tenant in 1999. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant.

Wells OP entered into a development agreement for the construction of a two story office building containing approximately 150,000 rentable square feet to be erected on the Matsushita Property. Wells OP entered into an Office Lease with Matsushita Avionics Systems Corporation (Matsushita Avionics), pursuant to which Matsushita Avionics agreed to lease all of the Matsushita Project upon its completion.

Matsushita Avionics and the Fund VIII-IX Joint Venture have entered into a Lease and Guaranty Termination Agreement dated February 18, 1999, pursuant to which Matsushita Avionics will be vacating the existing building and relieved of any of its obligations under the existing lease upon the Matsushita commencement date of the new Matsushita lease. In consideration for the Fund VIII-IX Joint Venture releasing Matsushita Avionics from its obligations under the existing lease and thereby allowing Wells OP to enter into the Matsushita lease with Matsushita Avionics, Wells OP entered into a Rental Income Guaranty Agreement dated as of February 18, 1999, whereby Wells OP guaranteed the Fund VIII-IX Joint Venture that it will receive rental income on the existing building at least equal to the rent and building expenses that the Fund VIII-IX Joint Venture would have received over the remaining term of the existing lease.

The Cirrus Logic Building/Fund VIII - IX Joint Venture
------------------------------------------------------

                                                Three Months Ended               Six Months Ended
                                          ------------------------------  ------------------------------
                                          June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
                                          --------------  --------------  --------------  --------------
Revenues:
Rental income                                  $184,539        $184,539        $369,078        $369,078
                                               --------        --------        --------        --------

Expenses:
  Depreciation                                   72,765          72,765         145,530         145,530
  Management & leasing expenses                  11,501           9,056          20,340          18,406
  Other operating expenses                      (87,942)         (9,950)        (82,322)         (8,049)
                                               --------        --------        --------        --------
                                                 (3,676)         71,871          83,538         155,887
                                               --------        --------        --------        --------

Net income                                     $188,215        $112,668        $285,540        $213,191
                                               ========        ========        ========        ========

Occupied %                                          100%            100%            100%            100%

Partnership's Ownership % in the
  Fund VIII - Fund IX Joint Venture                45.2%           45.2%           45.2%           45.2%

Cash distribution to Partnership               $110,909        $ 77,300        $180,734        $153,787

Net income allocated to the
  Partnership                                  $ 85,079        $ 51,352        $129,073        $100,132

Rental income, depreciation and management and leasing fees remain relatively stable while other operating expenses decreased for the six months ended June 30, 1999, as compared to the same period in 1998, due primarily to differences in the annual adjustment for common area maintenance billing to the tenant. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant.

The Cellular One Building/Fund VIII - IX Joint Venture
------------------------------------------------------

                                                Three Months Ended               Six Months Ended
                                          ------------------------------  ------------------------------
                                          June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
                                          --------------  --------------  --------------  --------------
Revenues:
Rental income                                  $320,519        $320,519        $641,038        $641,038
                                               --------        --------        --------        --------

Expenses:
  Depreciation                                  150,446         179,152         300,824         307,201
  Management & leasing expenses                  30,548          34,153          65,735          68,551
  Other operating expenses                       18,722          (2,005)         23,647         (18,548)
                                               --------        --------        --------        --------
                                                199,716         211,300         390,206         357,204
                                               --------        --------        --------        --------

Net income                                     $120,803        $109,219        $250,832        $283,834
                                               ========        ========        ========        ========

Occupied %                                          100%            100%            100%            100%

Partnership's Ownership % in the
  Fund VIII - Fund IX Joint Venture                45.2%           45.2%           45.2%           45.2%

Cash distribution to Partnership               $119,309        $152,679        $242,757        $290,704

Net income allocated to the
  Partnership                                  $ 54,607        $ 59,615        $113,384        $149,560

Net income decreased for the six months ended June 30, 1999, as compared to 1998, due to a decrease in common area maintenance reimbursement billed in 1999 to the tenants. 1998 common area maintenance charges were over billed and were adjusted in 1999. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant. Cash distributions and net income allocated to the Partnership have decreased in 1999, as compared to 1998, due to the increase in expenses resulting from the decrease offset by the common area maintenance billings.

The ABB Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------

                                                Three Months Ended               Six Months Ended
                                          ------------------------------  ------------------------------
                                          June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
                                          --------------  --------------  --------------  --------------
Revenues:
Rental income                                  $261,987        $190,986        $522,079        $381,972
Interest income                                  16,681               0          31,741               0
                                               --------        --------        --------        --------
                                                278,668         190,986         553,820         381,972
                                               --------        --------        --------        --------

Expenses:
  Depreciation                                  134,100          93,684         268,200         184,778
  Management & leasing expenses                  29,504          24,906          61,406          50,188
  Other operating expenses                       25,829           8,899           3,707          46,667
                                               --------        --------        --------        --------
                                                189,433         127,489         333,313         281,663
                                               --------        --------        --------        --------

Net income                                     $ 89,235        $ 63,497        $220,507        $100,339
                                               ========        ========        ========        ========

Occupied %                                        98.28%             67%          98.28%             67%

Partnership's Ownership % in the
  Fund IX-X-XI REIT Joint Venture                 38.96%           45.8%          38.96%           45.8%

Cash distribution to Partnership               $ 87,752        $ 79,428        $191,837        $112,049

Net income allocated to the
  Partnership                                  $ 34,772        $ 31,661        $ 86,721        $ 49,562

Rental income increased in 1999, over 1998, due primarily to the increased occupancy level of the property. Total expenses increased in 1999, as compared to 1998, due largely to the increase in depreciation expenses. Other operating expenses decreased for the six months ended June 30, 1999, as compared to the same period in 1998, due primarily to differences in the annual adjustment for common area maintenance billing to the tenants. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant. Operating expenses were higher for the three month period ended June 30, 1999, as compared to the six months ended June 30, 1999, because upon reconciliation of the common area maintenance some tenants received credits for overpayments. Cash distributions and net income allocated to the Partnership for the quarter and six month period increased significantly in 1999, over 1998 amounts. The Partnership's ownership in the Fund IX-X-XI-REIT Joint Venture decreased in 1999, as compared to 1998, due to additional funding by Wells Fund X and Wells Fund XI to the Joint Venture in 1999.

The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture
---------------------------------------------------

                                                Three Months Ended         Six Months Ended    Five Months Ended
                                          ------------------------------  -------------------  ------------------
                                          June 30, 1999   June 30, 1998      June 30, 1999       June 30, 1998
                                          --------------  --------------  -------------------  ------------------
Revenues:
Rental income                                  $256,829        $254,939             $513,657            $389,023
                                               --------        --------             --------            --------

Expenses:
  Depreciation                                   81,576          81,576              163,152             135,960
  Management & leasing expenses                  12,058          17,928               23,675              17,928
  Other operating expenses                       (4,450)            610               (4,087)                (89)
                                               --------        --------             --------            --------
                                                 89,184         100,114              182,740             153,799
                                               --------        --------             --------            --------

Net income                                     $167,645        $154,825             $330,917            $235,224
                                               ========        ========             ========            ========

Occupied %                                          100%            100%                 100%                100%

Partnership's Ownership % in the
  Fund IX-X-XI REIT Joint Venture                 38.96%           45.8%               38.96%               45.8%

Cash distribution to Partnership               $ 94,888        $117,325             $189,536            $171,749

Net income allocated to the
  Partnership                                  $ 65,322        $ 78,049             $129,942            $116,653

On February 13, 1998, the Fund IX-X-XI-REIT Joint Venture (formerly, the Fund IX-X Joint Venture) acquired a two story office building containing approximately 106,750 rentable square feet on a 15 acre tract of land located in Louisville, Boulder County, Colorado (the "Ohmeda Building") for a purchase price of $10,325,000 excluding acquisition costs.

The entire Ohmeda Building is currently under a net lease with Ohmeda, Inc. The lease currently expires in January 2005. Rental income remained relatively stable for the three months ended June 30, 1999, as compared to the same period in 1998. The six month period ended June 30, 1999 cannot be compared to 1998 because that year covered approximately five months. Other operating costs are negative for the second quarter due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursements. Cash distributions and net income allocated to the Partnership increased for the six month period ended June 30, 1999, as compared to the same period in 1998.

The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------

                                                Three Months Ended         Six Months Ended    Four Months Ended
                                          ------------------------------  -------------------  ------------------
                                          June 30, 1999   June 30, 1998      June 30, 1999       June 30, 1998
                                          --------------  --------------  -------------------  ------------------
Revenues:
Rental income                                  $207,758        $212,442             $414,279            $238,575
                                               --------        --------             --------            --------

Expenses:
  Depreciation                                   71,670          71,065              143,340              94,639
  Management & leasing expenses                  17,755          19,237               35,619              19,237
  Other operating expenses                       12,884         (48,278)              10,633             (48,278)
                                               --------        --------             --------            --------
                                                102,309          42,024              189,592              65,598
                                               --------        --------             --------            --------

Net income                                     $105,449        $170,418             $224,687            $172,977
                                               ========        ========             ========            ========

Occupied %                                          100%            100%                 100%                100%

Partnership's Ownership % in the
  Fund IX-X-XI -REIT Joint Venture                38.96%           45.8%               38.96%               45.8%

Cash distribution to Partnership               $ 68,433        $117,491             $143,311            $131,309

Net income allocated to the
  Partnership                                  $ 41,088        $ 85,679             $ 88,194            $ 87,031

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

Rental income remained relatively stable for the three month period ended June 30, 1999, as compared to the same period for 1998. The six month period ended June 30, 1999, cannot be compared to 1998 since those figures reflect only four months activities.

Cash distributions and net income allocated to the Partnership for the three months ended June 30, 1999, decreased as compared to the same period last year. Operating expenses increased significantly for the period ended June 30, 1999 as compared to the same period for 1998, largely attributed to the increase in property taxes, utilities and security. The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased in 1999, as compared to 1998, due to additional funding by Wells Fund X and Wells Fund XI to the Joint Venture in 1999.

The Lucent Technologies Building/Fund IX-X-XI-REIT Joint Venture
----------------------------------------------------------------

                                           Three Months Ended     One Month Ended    Six Months Ended   One Month Ended
                                          -------------------  -------------------  -----------------  -----------------
                                             June 30, 1999        June 30, 1998       June 30, 1999      June 30, 1998
                                          -------------------  -------------------  -----------------  -----------------
Revenues:
Rental income                                       $145,752              $ 9,885           $291,504            $ 9,885
                                                    --------              -------           --------            -------

Expenses:
  Depreciation                                        45,801                4,382             91,602              4,382
  Management & leasing expenses                        5,370                    0             10,739                  0
  Other operating expenses                             9,184                    0             12,198                  0
                                                    --------              -------           --------            -------
                                                      60,355                4,382            114,539             4 ,382
                                                    --------              -------           --------            -------

Net income                                          $ 85,397              $ 5,503           $176,965            $ 5,503
                                                    ========              =======           ========            =======

Occupied %                                               100%                 100%               100%               100%

Partnership's Ownership % in the
  Fund IX-X-XI-REIT Joint Venture                      38.96%                45.8%             38.96%              45.8%

Cash distribution to Partnership                    $ 46,638              $58,259           $ 96,459            $58,259

Net income allocated to the
  Partnership                                       $ 33,275              $ 2,519           $ 69,526            $ 2,519

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

Since the Lucent Technologies Building was purchased by the IX-X-XI-REIT Joint Venture in June, 1998, comparable income and expense figures for the three months and six months ended June 30, 1998, only reflect one month's activity thus, comparative financial information from the previous year's periods is not available. This, therefore, cannot be compared to the three months and six months ended June 30, 1999, which covers three and six full months.

The Partnership's ownership in the Fund IX-X-XI-REIT Joint Venture decreased in 1999, as compared to 1998, due to additional funding by Wells Fund X and Wells Fund XI to the Joint Venture.

The Iomega Building/Fund IX-X-XI-REIT Joint Venture
---------------------------------------------------

                                                 Three Months Ended            Six Months Ended
                                          -------------     -------------       -------------
                                          June 30, 1999     June 30, 1998       June 30, 1999
                                          -------------     -------------       -------------
Revenues:
Rental income                                 $123,873         $120,000            $247,746
                                              --------         --------            --------

Expenses:
  Depreciation                                  48,495           48,984              96,990
  Management & leasing expenses                  3,735            5,603               9,338
  Other operating expenses                       4,238            2,205               2,525
                                              --------         --------            --------
                                                56,468           56,792             108,853
                                              --------         --------            --------

Net income                                    $ 67,405         $ 63,208            $138,893
                                              ========         ========            ========

Occupied %                                         100%             100%                100%

Partnership's Ownership % in the
  Fund IX-X-XI-REIT Joint Venture                38.97%            0.00%              38.97%

Cash distribution to Partnership              $ 43,652         $      0            $ 89,614

Net income allocated to the
  Partnership                                 $ 26,265         $      0            $ 54,568

On April 1, 1998, Wells Fund X acquired a single story warehouse and office building containing approximately 108,250 rentable square feet on a 8.03 acre tract of land in Ogden, Weber County, Utah (the "Iomega Building") for a purchase price of $5,025,000.

On July 1, 1998, Wells Fund X contributed the Iomega Building to the Fund IX-X-XI-REIT Joint Venture. The Partnership acquired an interest in the Iomega Building and began participating in income and distribution from this property as of July 1, 1998. The entire Iomega Building is under a net lease with Iomega Corporation until July 31, 2006.

Since the Iomega Building was purchased in April 1998, comparable income and expense figures for the period ended June 30, 1998 only reflect three months of activity.

On March 22, 1999, the Fund IX-X-XI-REIT Joint Venture purchased a 4 acre tract of vacant land adjacent to the Iomega Building located in Ogden, Utah. This site is intended to be additional parking and loading dock area and will include at least 400 new parking stalls and new site work for truck maneuver space, in accordance with the requirements of the tenants and City of Ogden. The project was competed on July 31, 1999. The tenant, Iomega Corporation, has agreed to extend the term of its lease to April 30, 2009 and will pay an additional base rent, an amount equal to thirteen percent (13%) per annum payable in monthly installments of the direct and indirect cost of acquiring the property and constructing the improvements. This additional base rent is due and payable, commencing on May 1, 1999.

The land was purchased at a cost of $212,000, excluding acquisition costs. The funds used to acquire the land and for the improvements are being funded entirely out of capital contributions from Wells Real Estate Fund XI to the Fund IX-X-XI-REIT Joint Venture in the amount of $851,000. The project was completed at a total cost of $874,625. It is anticipated that the shortfall will be funded by Wells Real Estate Fund XI.

                          PART II - OTHER INFORMATION
                          ---------------------------

     ITEM 6 (b). No reports were filed during the second quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WELLS REAL ESTATE FUND IX, L.P.
                                   (Registrant)
     Dated: August 10, 1999        By: /s/ Leo F. Wells, III
                                       ----------------------------------
                                       Leo F. Wells, III, as Individual
                                       General Partner and as President,
                                       Sole Director and Chief Financial
                                       Officer of Wells Capital, Inc., the
                                       General Partner of Wells Partners, L.P.