Form 10-Q
period 1999-09-30
WELLS REAL ESTATE FUND IX LP
filed 1999-11-12
CIK 929921

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended   September 30, 1999   or
                               ----------------------

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

________________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

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

                                     INDEX
                                     -----

                                                                                    Page No.
                                                                                    --------
PART I.  FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Balance Sheets - September 30, 1999
                     and December 31, 1998.......................................          3

                    Statements of Income for the Three Months and Nine Months
                     Ended September 30, 1999 and 1998...........................          4

                    Statements of Partners' Capital for the Year Ended
                     December 31, 1998 and the Nine Months
                     Ended September 30, 1999....................................          5

                    Statements of Cash Flows for the Nine Months
                     Ended September 30, 1999 and 1998...........................          6

                    Condensed Notes to Financial Statements......................          7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations................          8

PART II.  OTHER INFORMATION......................................................         20

                        WELLS REAL ESTATE FUND IX, L.P.
                    (a Georgia Public Limited Partnership)

                                BALANCE SHEETS

                Assets                            September 30, 1999       December 31, 1998
                ------                            ------------------       -----------------
Investment in joint venture (Note 2)              $       27,368,505       $      28,119,579
Cash and Cash equivalents                                    220,422                 326,022
Due from affiliates                                          688,605                 739,442
Deferred project costs                                         9,999                  13,621
Organization costs, less accumulated
   amortization of $18,750 in December
   1998 and $25,000 in September 1999                          6,250                  12,500
Prepaid expenses and other assets                              3,872                       0
                                                  ------------------       -----------------
      Total assets                                $       28,297,653       $      29,211,164
                                                  ==================       =================

  Liabilities and Partners' Capital
  ---------------------------------

Liabilities:
   Accounts payable and accrued expenses          $            3,313       $           3,500
   Partnership distributions payable                         687,145                 681,204
                                                  ------------------       -----------------
      Total liabilities                                      690,458                 684,704
                                                  ------------------       -----------------

   Partners' capital:
   Limited partners:
     Class A - 3,053,982 units outstanding                25,988,276              25,646,950
     Class B - 446,018 units outstanding                   1,618,919               2,879,510
                                                  ------------------       -----------------
      Total partners' capital                             27,607,195              28,526,460
                                                  ------------------       -----------------

      Total liabilities and partners' capital     $       28,297,653       $      29,211,164
                                                  ==================       =================

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                    (a Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

                                                     Three Months Ended                          Nine Months Ended
                                                     ------------------                          -----------------
                                             Sept 30, 1999          Sept 30,1998         Sept 30, 1999          Sept 30,1998
                                             -------------          ------------         -------------          ------------
Revenues:
     Interest income                         $           0          $        527         $           0          $     79,481
     Equity in income of joint ventures
           (Note 2)                                408,547               353,927             1,238,215             1,008,377
                                             -------------          ------------         -------------          ------------
                                                   408,547               354,454             1,238,215             1,087,858
                                             -------------          ------------         -------------          ------------

Expenses:
     Computer cost                                   2,559                 2,326                 7,240                 6,164
     Partnership administration                     11,278                16,439                50,936                41,964
     Legal and accounting fees                         626                 1,013                15,848                28,933
     Amortization of organization costs              3,125                 1,562                 6,250                 4,687
                                             -------------          ------------         -------------          ------------
                                                    17,588                21,340                80,274                81,748
                                             -------------          ------------         -------------          ------------
     Net income                              $     390,959          $    333,114         $   1,157,941          $  1,006,110
                                             =============          ============         =============          ============

Net (loss) allocated to General Partners     $           0          $          0         $           0          $          0

Net income allocated to Class A Limited
     Partners                                $     693,905          $    658,410         $   2,068,171          $  1,860,639

Net (loss) allocated to Class B Limited
     Partners                                $    (302,946)         $   (325,296)        $    (910,230)         $   (854,529)

Net income per Class A Limited Partner
     Unit                                    $        0.23          $       0.22         $        0.68          $       0.60

Net (loss) per Class B Limited Partner
     Unit                                    $       (0.68)         $      (0.62)        $       (2.04)         $      (1.60)

Cash distribution per Class A Limited
     Partner Unit                            $        0.23          $       0.21         $        0.68          $       0.38

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                    (a Georgia Public Limited Partnership)

                        STATEMENT OF PARTNERS' CAPITAL
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                       AND YEAR ENDED DECEMBER 31, 1998

                                                        Limited Partners                           Total
                                                        ----------------
                                             Class A                      Class B                Partners'
                                    ------------------------       ---------------------
                                      Units         Amount          Units        Amount           Capital
                                      -----         ------          -----        ------           -------
BALANCE, December 31, 1997          2,949,776    $25,322,591       550,224   $ 4,186,127      $29,508,718

  Net income (loss)                         0      2,597,938             0    (1,147,983)       1,449,955
  Partnership distributions                 0     (2,432,213)            0             0       (2,432,213)
  Class A conversion elections         40,099        158,634       (40,099)     (158,634)               0
                                    ---------    -----------       -------   -----------      -----------
BALANCE, December 31, 1998          2,989,875     25,646,950       510,125     2,879,510       28,526,460
                                    ---------    -----------       -------   -----------      -----------

  Net income (loss)                         0      2,068,171             0      (910,230)       1,157,941
  Partnership distributions                 0     (2,077,206)            0             0       (2,077,206)
  Class B conversion elections         68,215        385,419       (68,215)     (385,419)               0
  Class A conversion elections         (4,108)       (35,058)        4,108        35,058                0
                                    ---------    -----------       -------   -----------      -----------
BALANCE, September 30, 1999         3,053,982    $25,988,276       446,018   $ 1,618,919      $27,607,195
                                    =========    ===========       =======   ===========      ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                    (a Georgia Public Limited Partnership)

                            STATEMENT OF CASH FLOWS

                                                                              Nine Months Ended
                                                                              -----------------
                                                               September 30, 1999           September 30, 1998
                                                               ------------------           ------------------
 Cash flow from operating activities:
 Net income                                                           $ 1,157,941                 $  1,006,110
  Adjustments to reconcile net income to net
      cash (used in) provided by operating activities:
       Equity in income of joint venture                               (1,238,215)                  (1,008,377)
        Amortization of organization costs                                  6,250                        4,687
  Changes in assets and liabilities:
          Prepaids and  other assets                                       (3,872)                      39,000
          Accounts payable                                                 (3,500)                           0
                                                                      -----------                 ------------
           Net cash (used in ) provided by
             operating activities                                         (81,396)                      41,420
                                                                      -----------                 ------------
  Cash flow from investing activities:
       Investment in joint ventures                                       (82,515)                  (9,392,246)
       Distributions received from joint ventures                       2,126,264                    1,475,397
                                                                      -----------                 ------------
          Net cash provided by (used in) investing
             activities                                                 2,043,749                   (7,916,849)
                                                                      -----------                 ------------
  Cash flow from financing activities:
     Distributions to partners from
         accumulated earning                                           (2,067,953)                  (1,556,546)
                                                                      -----------                 ------------
Net decrease in cash and cash equivalents                                (105,600)                  (9,431,975)

 Cash and cash equivalents, beginning of year                             326,022                    9,764,129
                                                                      -----------                 ------------
 Cash and cash equivalents, end of period                             $   220,422                 $    332,154
                                                                      ===========                 ============
Supplemental disclosure of noncash investing
 activities: Deferred project costs applied to
 joint venture activities                                             $     3,624                 $    509,656
                                                                      ===========                 ============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                    (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statement

                              September 30, 1999


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

     On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 26,1996, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. The offering was terminated on December 30, 1996, at which time the Partnership had sold 2,935,931 Class A Status Units, and 564,069 Class B Status Units, held by a total of 1,841 and 257 Class A and Class B Limited Partners respectively, for total Limited Partner capital contributions of $35,000,000. After payment of $1,400,000 in acquisition and advisory fees and acquisition expenses, payments of $5,254,603 in selling commissions and organization and offering expenses, the investment by the Partnership of $13,289,359 in the Fund VIII - Fund IX Joint Venture, and the investment by the Partnership of $14,833,708 in the Fund IX-X-XI-REIT Joint Venture, as of September 30, 1999, the Partnership was holding net offering proceeds of $222,330 available for investment in properties, all of which is being reserved for completion of the ABB Building owned by the Fund IX-X-XI-REIT Joint Venture.

     The Partnership owns interests in properties through equity ownership in the following joint ventures: (i) Fund VIII and Fund IX Associates, a joint venture between the Partnership and Wells Real Estate Fund VIII, L.P. (the "Fund VIII -IX Joint Venture"), and (ii) Fund IX-X-XI-REIT Associates, a joint venture among the Partnership, Wells Real Estate Fund X, L..P., Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. (the "Wells REIT") as its general partner (the "Fund IX-X-XI-REIT Joint Venture").

As of September 30, 1999, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four-story office building in Madison, Wisconsin (the "Cellular One"), which is owned by the Fund VIII - IX Joint Venture; (ii) a one-story office building in Farmer's Branch, Texas (the "TCI Building"), which is owned by the Fund VIII - IX Joint Venture; (iii) a three-story office building in Knoxville, Tennessee (the "ABB Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture;
(iv) a two-story office building in Irvine, California (the"Matsushita Building"), which is owned by the Fund VIII - IX Joint Venture; (v) a two-story office building in Boulder County, Colorado (the "Cirrus Logic Building"), which is owned by the Fund VIII - IX Joint Venture; (vi) a two-story office building in Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (vii) a three-story office building located in Boulder County, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (viii) a one-story office building located in Oklahoma City, Oklahoma (the "Lucent Technologies Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; and (ix) a single-story warehouse and office building located in Ogden, Weber County, Utah (the "Iomega Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture.

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

2)  Investment in Joint Ventures
--------------------------------

The Partnership owns interests in nine properties as of September 30, 1999, through its ownership in joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information on investments in joint ventures, see Form 10-K for the Partnership for the year ended December 31, 1998.


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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

As of September 30, 1999, the developed properties owned by the Partnership were 99.8% occupied, whereas they were 99.4% occupied at September 30, 1998. Gross revenues of the Partnership were $1,238,215 for the nine months ended September 30, 1999, as compared to $1,087,858 for the nine months ended September 30, 1998. The increase was attributable primarily to increased earnings from joint venture investments. Total expenses of the Partnership decreased to $80,274 for the nine months ended September 30, 1999, as compared to $81,748 for the same period in 1998. Net income of the Partnership was $1,157,941 for the nine months ended September 30, 1999, as compared to $1,006,110 for the nine months ended September 30, 1998 due primarily to increased revenues and lower expenses.

The Partnership's net cash (used in) provided by operating activities was $(81,396) for 1999, as compared to $41,420 for 1998, which is due primarily to changes in prepaid assets and liabilities and a decrease in interest income.
Net cash provided by (used in) investing activities increased to $2,043,749 from ($7,916,849) as investing in joint ventures decreased. Net cash used in financing activities increased from $1,556,546 to $2,067,953 due to increased distributions to partners from accumulated earnings. Cash and cash equivalents decreased from $332,154 as of September 30, 1998 to $220,422 for the same period in 1999.

The Partnership's distributions from Net Cash from Operations accrued to Class A Unit holders for the third quarter of 1999 was $0.23 per weighted average unit compared to $0.21 for the same period in 1998. The Partnership currently anticipates that distributions will continue to be paid on a quarterly basis at a level at least consistent with 1999 distributions.

Year 2000
---------

The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed during the first half of 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. As of September 30, 1999, all testing of systems has been completed.

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

Liquidity and Capital Resources
-------------------------------

As of September 30, 1999, the Partnership was holding $222,330 available for investment in properties, all of which is being reserved to complete the ABB Building in Knoxville, Tennessee, owned by the Fund IX-X-XI-REIT Joint Venture. Except for the foregoing funds being reserved for the completion of the ABB Building. All of the Partnership's proceeds available for investment in properties has been invested and, accordingly, it is unlikely that the Partnership will be making any additional real estate investments.

The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to Limited Partners.

Property Operations
-------------------

As of September 30, 1999, the Partnership owned interests in the following operational properties

The TCI Building/Fund VIII - Fund IX Joint Venture
--------------------------------------------------

                                                Three Months Ended                                  Nine Months Ended
                                          ---------------------------------               ----------------------------------
                                          Sept 30, 1999       Sept 30, 1998               Sept 30, 1999       Sept 30, 1998
                                          -------------       -------------               -------------       --------------
Revenues:
Rental income                                $113,794            $113,794                    $341,383            $341,383
Interest income                                 5,756               7,800                      19,415              22,950
                                             --------            --------                    --------            --------
                                              119,550             121,594                     360,798             364,333
                                             --------            --------                    --------            --------

Expenses:
  Depreciation                                 41,648              41,648                     124,945             124,945
  Management & leasing expenses                 4,435               4,300                      13,070              12,900
  Other operating expenses                        997               1,755                       8,162               6,728
                                             --------            --------                    --------            --------
                                               47,080              47,703                     146,177             144,573
                                             --------            --------                    --------            --------

Net income                                   $ 72,470            $ 73,891                    $214,621            $219,760
                                             ========            ========                    ========            ========

Occupied %                                        100%                100%                        100%                100%

Partnership's Ownership % in the
  Fund VIII - Fund IX Joint Venture              45.2%               45.2%                       45.2%               45.2%

Cash Distribution to Partnership             $ 48,740            $ 49,382                    $144,960            $151,013

Net income allocated to the
  Partnership                                $ 32,759            $ 33,401                    $ 97,016            $101,835

Net income has decreased in 1999, as compared to 1998, due primarily to decreased interest income and an increase in landscape expenditures.

The Matsushita Building/Fund VIII - Fund IX Joint Venture
---------------------------------------------------------

                                                Three Months Ended                             Nine Months Ended
                                          -----------------------------------            ----------------------------------
                                          Sept 30, 1999       Sept 30, 1998              Sept 30, 1999       Sept 30, 1998
                                          -------------      ----------------            -------------       --------------
Revenues:
Rental income                                  $164,378        $167,698                      $493,135        $503,094
                                               --------        --------                      --------        --------

Expenses:
  Depreciation                                   53,917          53,917                       161,752         161,752
  Management & leasing expenses                   6,196           6,513                        18,706          19,538
  Other operating expenses                        3,619           1,660                         4,074          11,903
                                               --------        --------                      --------        --------
                                                 63,732          62,090                       184,532         193,193
                                               --------        --------                      --------        --------

Net income                                     $100,646        $105,608                      $308,603        $309,901
                                               ========        ========                      ========        ========

Occupied %                                          100%            100%                          100%            100%

Partnership's Ownership % in the
  Fund VIII - Fund IX Joint Venture                45.2%           45.2%                         45.2%           45.2%

Cash Distribution to Partnership               $ 77,915        $ 76,261                      $234,272        $231,355

Net income allocated to the
  Partnership                                  $ 45,496        $ 47,739                      $139,499        $143,584

Rental income decreased, as compared to the same period in 1998, due primarily to an adjustment to straight line rent in 1998. Other operating expenses have decreased during the nine months ended September 30, 1999, as compared to 1998, due to a billing of 1998 common area maintenance expenses to the tenant in 1999. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the following year and the difference is billed to the tenant.

On March 15, 1999, Wells OP purchased an 8.8 acre tract of land located in Lake Forest, Orange County, California, for a purchase price of $4,450,230. Wells OP entered into a development agreement for the construction of a two story office building containing approximately 150,000 rentable square feet to be erected on the Matsushita Property. Wells OP entered into an Office Lease with Matsushita Avionics Systems Corporation (Matsushita Avionics), pursuant to which Matsushita Avionics agreed to lease all of the Matsushita Project upon its completion. It is anticipated that Matsushita Avionics will vacate its current space in December, 1999.

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

The Cirrus Logic Building/Fund VIII - Fund IX Joint Venture
-----------------------------------------------------------

                                                  Three Months Ended                            Nine Months Ended
                                          -----------------------------------           ------------------------------------
                                          Sept 30, 1999         Sept 30, 1998            Sept 30, 1999         Sept 30, 1998
                                          --------------       --------------           --------------        --------------
Revenues:
Rental income                                $184,539              $184,539                $553,617               $553,617
                                             --------              --------                --------               --------

Expenses:
  Depreciation                                 72,765                72,765                 218,295                218,295
  Management & leasing expenses                10,314                11,293                  30,654                 29,699
  Other operating expenses                     (5,240)               33,455                 (87,572)                25,406
                                             --------              --------                ---------              --------
                                               77,839               117,513                 161,377                273,400
                                             --------              --------                ---------              --------

Net income                                   $106,700              $ 67,026                $392,240               $280,217
                                             ========              ========                ========               ========

Occupied %                                        100%                  100%                    100%                   100%

Partnership's Ownership % in the
  Fund VIII - Fund IX Joint Venture              45.2%                 45.2%                   45.2%                  45.2%

Cash distribution to Partnership             $ 74,063              $ 56,129                $254,797               $209,916

Net income allocated to the
  Partnership                                $ 48,232              $ 30,298                $177,305               $130,430

Rental income, depreciation and management and leasing fees remained relatively stable while other operating expenses decreased for the nine months ended September 30, 1999, as compared to the same period in 1998, due primarily to an adjustment for common area maintenance billing to the tenant. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. Property taxes increased substantially in 1998, but the tenant was not billed until the annual adjustment was computed in the second quarter of 1999. Management fees reimbursed by the tenant is also included in other operating expenses.

U.S. Cellular Building/Fund VIII - Fund IX Joint Venture
--------------------------------------------------------

                                                Three Months Ended              Nine Months Ended
                                                ------------------              -----------------
                                          Sept 30, 1999   Sept 30, 1998   Sept 30, 1999   Sept 30, 1998
                                          -------------   -------------   -------------   -------------
Revenues:
Rental income                                  $320,520        $320,519        $961,558        $961,557
                                               --------        --------        --------        --------

Expenses:
  Depreciation                                  150,414         202,625         451,238         509,826
  Management & leasing expenses                  31,870          35,422          97,605         103,973
  Other operating expenses                       25,553         (18,320)         49,200         (36,868)
                                               --------        --------        --------        --------
                                                207,837         219,727         598,043         576,931
                                               --------        --------        --------        --------

Net income                                     $112,683        $100,792        $363,515        $384,626
                                               ========        ========        ========        ========

Occupied %                                          100%            100%            100%            100%

Partnership's Ownership % in the
  Fund VIII - Fund IX Joint Venture                45.2%           45.2%           45.2%           45.2%

Cash Distribution to Partnership               $115,623        $133,154        $358,380        $389,164

Net income allocated to the
  Partnership                                  $ 50,937        $ 45,561        $164,321        $179,835

Net income decreased for the nine months ended September 30, 1999, as compared to 1998, due to a decrease in common area maintenance reimbursement billed to the tenants in 1999 which was the result of an overbilling of property tax in 1998 offset by a decrease in depreciation expense. Depreciation was overaccrued in 1998, but corrected by December 31, 1998.

The ABB Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------

                                                       Three Months Ended                Nine Months Ended
                                                       ------------------                -----------------
                                                  Sept 30, 1999   Sept 30, 1998   Sept 30, 1999   Sept 30, 1998
                                                  -------------   -------------   -------------   -------------
        Revenues:
        Rental income                                  $261,986        $208,370        $784,065        $590,342
        Interest income                                  15,024           6,000          46,765           6,000
                                                       --------        --------        --------        --------
                                                        277,010         214,370         830,830         596,342
                                                       --------        --------        --------        --------

        Expenses:
          Depreciation                                  135,499         120,433         403,699         305,211
          Management & leasing expenses                  32,260          25,577          93,666          75,765
          Other operating expenses                      (17,097)          3,050         (13,390)         49,717
                                                       --------        --------        --------        --------
                                                        150,662         149,060         483,975         430,693
                                                       --------        --------        --------        --------

        Net income                                     $126,348        $ 65,310        $346,855        $165,649
                                                       ========        ========        ========        ========

        Occupied %                                           98%             95%             98%             95%

        Partnership's Ownership % in the
          Fund IX-X-XI-REIT Joint Venture                  38.9%           39.8%           38.9%           39.8%

        Cash distribution to Partnership               $102,725        $ 73,983        $294,561        $186,032

        Net income allocated to the
          Partnership                                  $ 49,217        $ 25,843        $135,938        $ 75,405

Rental income increased in 1999, over 1998, due primarily to the increased occupancy level of the property. Other operating expenses were negative for the nine month period ended September 30, 1999 and three month period ended September 30, 1999, due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursement. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant. Total expenses increased for the nine month period ended September 30, 1999, over the same period for 1998 due to increased depreciation and management and leasing fees as the building was leased up.

Cash distributions and net income allocated to the Partnership for the quarter and nine month period increased significantly in 1999 over 1998 amounts. The Partnership's ownership in the Fund IX-X-XI-REIT Joint Venture decreased in 1999, as compared to 1998, due to additional funding Wells Fund XI to the Joint Venture in 1999.

One major tenant, The Associates, vacated its leased space in September, 1999. A new lease was executed with Center Partners, Inc., a division of WPP Group, U.S.A., for 23,992 rentable square feet. The initial term of the lease will be five years commencing January 1, 2000 and expires December 31, 2004. Center Partners has the option to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term payable in equal monthly installments is $299,900 for the first year; $307,338 second year; $315,015 third year; $322,932 fourth year and $331,090 in the fifth year.

It is currently anticipated that the total cost to complete the tenant improvements and for leasing commissions estimated to be approximately $257,490 will be contributed by the Partnership and Wells Fund X.

The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture
---------------------------------------------------

                                                 Three Months Ended              Nine Months Ended    Eight Months Ended
                                                 ------------------              -----------------    ------------------
                                           Sept 30, 1999       Sept 30, 1998         Sept 30, 1999         Sept 30, 1998
                                           -------------       -------------         -------------         -------------
Revenues:
Rental income                                   $256,829            $254,940              $770,486              $643,963
                                                --------            --------              --------              --------

Expenses:
  Depreciation                                    81,576              81,576               244,728               217,536
  Management & leasing expenses                   11,618              11,618                35,293                29,546
  Other operating expenses                         3,899               1,171                  (188)                1,082
                                                --------            --------              --------              --------
                                                  97,093              94,365               279,833               248,164
                                                --------            --------              --------              --------

Net income                                      $159,736            $160,575              $490,653              $395,799
                                                ========            ========              ========              ========

Occupied %                                           100%                100%                  100%                  100%

Partnership's Ownership % in the
  Fund IX-X-XI-REIT Joint Venture                   38.9%               39.8%                 38.9%                 39.8%

Cash distribution to Partnership                $ 91,777            $ 94,342              $281,352              $266,091

Net income allocated to the
  Partnership                                   $ 62,220            $ 63,560              $192,162              $180,213

Rental income remained relatively stable for the three months ended September 30, 1999, as compared to the same period in 1998. The nine month period ended September 30, 1999 cannot be compared to 1998 because the prior year covered only approximately eight months. Other operating expenses were negative for the nine month period ended September 30, 1999, due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursements. Cash distributions and net income allocated to the Partnership increased for the nine month period ended September 30, 1999, as compared to the same period in 1998.

The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------

                                                            Three Months Ended          Nine Months Ended     Seven Months Ended
                                                            ------------------          -----------------     ------------------
                                                    Sept 30, 1999       Sept 30, 1998       Sept 30, 1999          Sept 30, 1998
                                                    -------------       -------------       -------------          -------------
Revenues:
Rental income                                            $207,791            $215,289            $622,070               $453,864
                                                         --------            --------            --------               --------

Expenses:
  Depreciation                                             71,670              71,793             215,010                166,432
  Management & leasing expenses                            18,899              18,086              54,518                 37,323
  Other operating expenses, net of
        reimbursements                                     (5,291)             (7,850)              5,342                (56,128)
                                                         --------            --------            --------               --------
                                                           85,278              82,029             274,870                147,627
                                                         --------            --------            --------               --------

Net income                                               $122,513            $133,260            $347,200               $306,237
                                                         ========            ========            ========               ========

Occupied %                                                    100%                100%                100%                   100%

Partnership's Ownership % in the
  Fund IX-X-XI-REIT Joint Venture                            38.9%               39.8%               38.9%                  39.8%

Cash distribution to Partnership                         $ 75,057            $ 77,664            $218,367               $208,973

Net income allocated to the
  Partnership                                            $ 47,720            $ 52,759            $135,914               $139,790


Rental income remained relatively stable for the three month period ended September 30, 1999, as compared to the same period for 1998. The nine month period ended September 30, 1999, cannot be compared to 1998 since the prior year covered only seven months.

The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased in 1999, as compared to 1998, due to additional funding by Wells Fund X and Wells Fund XI to the Joint Venture in 1999. Cash distributions and net income allocated to the Partnership for the nine months ended September 30, 1999, decreased as compared to the same period last year. Operating expenses increased significantly for the nine month period ended September 30, 1999 as compared to the same period for 1998, largely attributed to the increase in property taxes, utilities and security. Other operating expenses are negative for prior periods due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursements.

The Lucent Technologies Building/Fund IX-X-XI-REIT Joint Venture
----------------------------------------------------------------

                                                              Three Months Ended          Nine Months Ended      Four Months Ended
                                                              ------------------          -----------------      -----------------
                                                      Sept 30, 1999       Sept 30, 1998       Sept 30, 1999          Sept 30, 1998
                                                      -------------       -------------       -------------          -------------
  Revenues:
  Rental income                                            $145,752            $133,600            $437,256               $143,485
                                                           --------            --------            --------               --------

  Expenses:
    Depreciation                                             45,801              51,514             137,403                 55,896
    Management & leasing expenses                             5,370               5,084              16,109                  5,084
    Other operating expenses                                  1,766               7,584              13,964                  7,584
                                                           --------            --------            --------               --------
                                                             52,937              64,182             167,476                 68,564
                                                           --------            --------            --------               --------

  Net income                                               $ 92,815            $ 69,418            $269,780               $ 74,921
                                                           ========            ========            ========               ========

  Occupied %                                                    100%                100%                100%                   100%

  Partnership's Ownership % in the
    Fund IX-X-XI-REIT Joint Venture                            38.9%               39.8%               38.9%                  39.8%

  Cash distribution to Partnership                         $ 49,512            $ 45,294            $145,972               $103,553

  Net income allocated to the
    Partnership                                            $ 36,154            $ 27,478            $105,680               $ 29,997

  Since the Lucent Technologies Building was purchased in June, 1998, comparable income and expense figures for the prior year's period ended September 30, 1998 covered only four months accordingly, the prior year cannot be compared to the nine months ended September 30, 1999. Rental income increased slightly for the three months ended September 30, 1999, as compared to the same period in 1998. Total expenses decreased for the three month period ended September 30, 1999, as compared to the same period for 1998, due largely to the decrease in other operating expenses.

  Cash distributions and net income allocated to the Partnership for the three month period remained relatively stable for the period ended September 30, 1999 and 1998.

  The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased in 1999, as compared to 1998, due to additional funding by Wells Fund X and Wells Fund XI to the Joint Venture.

The Iomega Building/Fund IX-X-XI-REIT Joint Venture
---------------------------------------------------

                                                        Three Months Ended          Nine Months Ended       Six Months Ended
                                                        ------------------          -----------------       ----------------
                                                Sept 30, 1999       Sept 30, 1998       Sept 30, 1999          Sept 30, 1998
                                                -------------       -------------       -------------          -------------
  Revenues:
  Rental income                                      $150,009            $126,666            $397,755               $246,666
                                                     --------            --------            --------               --------

  Expenses:
    Depreciation                                       48,495              48,594             145,485                 97,578
    Management & leasing expenses                       8,291               5,596              17,629                 11,199
    Other operating expenses                            1,290               3,526               3,815                  5,731
                                                     --------            --------            --------               --------
                                                       58,076              57,716             166,929                114,508
                                                     --------            --------            --------               --------

  Net income                                         $ 91,933            $ 68,950            $230,826               $132,158
                                                     ========            ========            ========               ========

  Occupied %                                              100%                100%                100%                   100%

  Partnership's Ownership % in the
    Fund IX-X-XI-REIT Joint Venture                     38.94%               39.8%              38.94%                  39.8%

  Cash distribution to Partnership                   $ 53,193            $ 43,887            $142,807               $ 43,887

  Net income allocated to the
    Partnership                                      $ 35,812            $ 27,292            $ 90,380               $ 27,292

On April 1, 1998, Wells Fund X acquired a single story warehouse and office building containing approximately 108,250 rentable square feet on a 8.03 acre tract of land in Ogden, Weber County, Utah (the "Iomega Building") for a purchase price of $5,025,000.

On July 1, 1998, Wells Fund X contributed the Iomega Building to the Fund IX-X-XI-REIT Joint Venture. The Partnership acquired an interest in the Iomega Building and began participating in income and distribution from this property as of July 1, 1998. The entire Iomega Building is under a net lease with Iomega Corporation until July 31, 2006. Since the Iomega Building was purchased in April 1998, comparable income and expense figures for the prior year's period ended September 30, 1998 covered only six months.

On March 22, 1999, the Fund IX-X-XI-REIT Joint Venture purchased a 4 acre tract of vacant land adjacent to the Iomega Building located in Ogden, Utah. This site is being used for additional parking and loading dock area which includes at least 400 new parking stalls and new site work for truck maneuver space, in accordance with the requirements of the tenants and City of Ogden. The project was competed on July 1, 1999. The tenant, Iomega Corporation, has agreed to extend the term of its lease to April 30, 2009 and will pay an additional base rent, an amount equal to thirteen percent (13%) per annum payable in monthly installments of the direct and indirect cost of acquiring the property and constructing the improvements. This additional base rent commenced on May 1, 1999.

The land was purchased at a cost of $212,000, excluding acquisition costs. The funds used to acquire the land and for the improvements are being funded entirely out of capital contributions from Wells Fund XI to the Fund IX-X-XI-REIT Joint Venture in the amount of $874,625. The project was completed at a total cost of $874,625.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6 (b). No reports on Form 8-K were filed during the third quarter of 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WELLS REAL ESTATE FUND IX, L.P.
                              (Registrant)
Dated: November 10, 1999      By: /s/ Leo F. Wells, III
                                  ----------------------------------
                                  Leo F. Wells, III, as Individual
                                  General Partner and as President,
                                  Sole Director and Chief Financial
                                  Officer of Wells Capital, Inc., the
                                  General Partner of Wells Partners, L.P.