Form 10-K
period 1999-12-31
WELLS REAL ESTATE FUND IX LP
filed 2000-03-27
CIK 929921

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1999 or
                          -----------------------------------------------------

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from ___________________ to __________________________
Commission file number 0-22039
                       ---------------------------------------------------------
                        Wells Real Estate Fund IX, L.P.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                 58-2126622
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

6200 The Corners Parkway
Norcross, Georgia                                      30092
-------------------------------         ----------------------------------------
(Address of principal executive                     (Zip Code)
offices)

Registrant's telephone number, including area code (770) 449-7800
                                                   -----------------------------
Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class                Name of exchange on which registered
-------------------------------         ----------------------------------------
          NONE                                              NONE
-------------------------------         ----------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                 Class A Units
--------------------------------------------------------------------------------
                               (Title of Class)
                                 Class B Units
--------------------------------------------------------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No__
    --

Aggregate market value of the voting stock held by non-affiliates: Not
                                                                   ---
Applicable
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

On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996, when it received and accepted subscriptions for 125,000 units. The offering was terminated on December 30, 1996, at which time the Partnership had sold 2,935,931 Class A Units, and 564,069 Class B Units, held by a total of 1,877 and 241 Class A and Class B Limited Partners respectively, for total Limited Partner capital contributions of $35,000,000.

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

As of December 31, 1999 the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four-story office building in Madison, Wisconsin (the "US Cellular Building"), which is owned by the Fund VIII - Fund IX Joint Venture; (ii) a one-story office building in Farmer's Branch, Texas (the "TCI Building"), which is owned by the Fund VIII - Fund IX Joint Venture; (iii) a two-story office building in Irvine, California (the "Matsushita Building"), which is owned by the Fund VIII - Fund IX Joint Venture; (iv) a two-story office building in Boulder County, Colorado (the "Cirrus Logic Building"), which is owned by the Fund VIII -Fund IX Joint Venture; (v) a three story office building in Knoxville, Tennessee (the "ABB"Building"), which is owned by the Fund IX-X-XI-REIT; (vi) a two-story office building in Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI REIT Joint Venture; (vii) a three-story office building located in Boulder County, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (viii) a one-story office building located in Oklahoma City, Oklahoma (the "Lucent Technologies Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; and (ix) a single-story warehouse and office building located in Ogden, Weber County, Utah (the "Iomega Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 "Compensation of General Partners and Affiliates," for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1999.

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

ITEM 2.  PROPERTIES.
-------------------

The Partnership owns interests in nine properties through its investment in joint ventures, eight of which are office buildings. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 1999, these properties were 99.8% occupied, up from 99.43% at December 31, 1998, and 84.42% at December 31, 1997.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1999, assuming no exercise of renewal options or termination rights:

                                                                     Partnership                         Percentage of
                                                                      Share of                               Total
                   Number of                        Annualized       Annualized       Percentage of       Annualized
 Year of Lease       Leases        Square Feet      Gross Base       Gross Base       Total Square        Gross Base
  Expiration        Expiring        Expiring         Rent (1)         Rent (1)        Feet Expiring          Rent
----------------------------------------------------------------------------------------------------------------------
     2000              -                   -                 -                -              -                  -
     2001              2              20,739        $  328,620       $  128,382            3.8%               5.5%
     2002              3              12,606           248,508           97,084            2.3%               4.1%
     2003(2)           2              82,152           998,076          389,917           14.9%              16.6%
     2004              1               2,581            43,104           16,839            0.5%               0.7%
     2005(3)           1             106,750         1,107,000          432,471           19.4%              18.4%
     2006(4)           1              76,276        $  902,418       $  352,547           13.9%              15.0%
     2007(5)           1              83,520        $1,060,426       $  414,276           15.2%              17.7%
     2008(6)           1              57,186        $  632,752       $  243,290           10.4%              10.4%
     2009(7)           1             108,250        $  696,876       $  272,248           19.6%              11.6%
----------------------------------------------------------------------------------------------------------------------
                      13             550,060         6,007,780        2,347,053            100%               100%

(1)  Average monthly gross rent over the life of the lease, annualized.
(2) Expiration of Matsushita lease, Irvine, California and ODS Technologies in the 360 Interlocken Building in Broomfield, Colorado
(3)  Expiration of Ohmeda lease, Louisville, Colorado

(4)  Expiration of US Cellular lease, Madison, Wisconsin
(5)  Expiration of ABB lease, Knoxville, Tennessee
(6)  Expiration of Lucent Technologies lease, Oklahoma City, Oklahoma
(7)  Expiration of Iomega lease, Ogden, Utah

The following describes the properties in which the Partnership owns an interest as of December 31, 1999:

Fund VIII - Fund IX Joint Venture
---------------------------------

On June 10, 1996, the Partnership and Wells Real Estate Fund VIII, L.P. ("Wells Fund VIII"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, formed a joint venture known as Fund VIII and Fund IX Associates (the "Fund VIII - Fund IX Joint Venture"). The investment objectives of Wells Fund VIII are substantially identical to those of the Partnership. As of December 31, 1999, Fund VIII had contributed $15,987,323 for an approximately 55% equity interest, and the Partnership had contributed $13,289,358 for an approximately 45% equity interest in the Fund VIII - Fund IX Joint Venture.

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

The land purchase and construction costs have been funded by capital contributions of $3,912,444 by the Partnership and $6,573,342 by Wells Fund VIII for a total cost of approximately $10,650,000.

The average effective annual rental per square foot at the US Cellular Building was $12.60 for 1999 and 1998 and $8.87 for 1997, the first year of occupancy. The occupancy rate at year end was 100% in 1999 and 1998, and 75% in 1997.

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

The occupancy rate at the TCI Building at year end was 100% in 1999, 1998 and 1997. The average effective rental per square foot in the TCI Building is $11.38 for 1999 and $11.49 for 1998, 1997 and 1996, the first year of ownership.

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

The average effective rental per square foot at the Matsushita building is $10.11 for 1999, $10.32 for 1998 and $9.91 for 1997, the first year of ownership. The occupancy rate at year end was 100% in 1999, 1998 and 1997.

On March 15, 1999, Wells OP purchased an 8.8 tract of land in Lake Forest, Orange County, California, for a purchase price of $4,450,230. On February 18, 1999, Wells Operating Partners, L.P., a Delaware limited partnership having Wells Real Estate Investment Trust, Inc., (the "Wells REIT"), a Maryland Corporation, entered into an office lease with Matsushita Avionics Systems Corporation ("Matsushita Avionics") for the occupancy of a to be constructed two-story office building containing approximately 150,000 rentable square feet on this tract (the "Matsushita

Project"). Matsushita Avionics currently occupies an existing building owned by Fund VIII and Fund IX Joint Venture, a joint venture between Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. - related parties to Wells OP.

On February 18, 1999, Wells OP entered into a rental income guaranty agreement with Fund VIII and IX Joint Venture, whereby Wells OP guaranteed the Fund VIII - Fund IX Joint Venture that the joint venture would receive rental income on the existing building at least equal to the rent and building expenses that the Fund VIII - Fund IX Joint Venture would have received over the remaining term of the existing lease. Matsushita Avionics will vacate the existing building in December 1999, with the existing lease term ending in September 2003. Current rental and building expenses are approximately $90,000 per month.

The Cirrus Logic Building
-------------------------

On February 20, 1997, the Fund VIII - Fund IX Joint Venture acquired a 4.26 acre tract of real property in Broomfield, Colorado, located in Boulder County in the Denver/Boulder metropolitan area (the "Denver Property"). A two-story office building containing approximately 49,460 rentable square feet has been constructed on the Denver Property (the "Cirrus Logic Building"). The Denver Property is part of the Interlocken Business Park, a 963-acre business development for advanced technology and research/development oriented companies. The purchase price paid for the Cirrus Logic Building was $7,029,000, excluding acquisition costs. Construction of the Cirrus Logic building was substantially completed in March 1997 with Cirrus Logic, Inc. occupying the entire building.

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

The funds used by the Fund VIII - IX Joint Venture to acquire the Cirrus Logic Building were derived entirely from capital contributions made to the Fund VIII-IX Joint Venture by the Partnership and Wells Fund VIII. The Partnership and Wells Fund VIII each made capital contributions of approximately $3,532,275 and $3,555,495, respectively, to fund the purchase of the property, for total capital contributions to the Fund VIII - Fund IX Joint Venture with respect to the Cirrus Logic Building of approximately $7,087,770.

The average effective rental rate per square foot at the Cirrus Logic Building was $14.92 for 1999 and 1998 and $13.25 for 1997, the first year of occupancy. The occupancy rate at year end was 100% in 1999, 1998 and 1997.

Fund IX-X-XI-REIT Joint Venture
-------------------------------

On June 11, 1998, Fund IX and Fund X Associates (the "Joint Venture"), a joint venture between the Partnership and Wells Real Estate Fund X, L.P. ("Wells Fund X"), a Georgia public limited partnership, was amended and restated to admit Wells Real Estate Fund XI, L.P. ("Wells Fund XI"), a Georgia public limited partnership, and Wells Operating Partnership, L.P., a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. (the "Wells REIT"), a Maryland corporation, as its General Partner. Wells Fund X, Wells Fund XI, Wells OP and the Wells REIT are all Affiliates of the Partnership and its General Partners.

The IX-X Joint Venture, which changed its name to the Fund IX-X-XI-REIT Joint Venture, had previously acquired and owned the following three properties: (i) the ABB Building located in Knoxville, Knox County, Tennessee, (ii) the Ohmeda Building located in Louisville, Boulder County, Colorado, and (iii) the 360 Interlocken Building located in Broomfield, Boulder County, Colorado. On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased the Lucent Technologies Building in Oklahoma City, Oklahoma County, Oklahoma. On July 1, 1998, Wells Fund X contributed a single-story warehouse and office building with 108,250 rentable square feet (the "Iomega Building") to the Fund IX-X-XI-REIT Joint Venture as a capital contribution.

As of December 31, 1999, the Partnership held an approximately 39.1% equity interest in the Fund IX-X-XI-REIT Joint Venture. As of December 31, 1999, Wells Fund X held an approximate 48.3% equity interest, Wells Fund XI held an approximate 8.9% equity interest, and Wells OP held an approximate 3.7% equity interest in the Fund IX-X-XI-REIT Joint Venture.

The ABB Knoxville Building
--------------------------

On March 20, 1997, the Fund IX-X Joint Venture began construction on a three-story office building containing approximately 83,520 rentable square feet (the "ABB Building") on a 5.62 acre tract of real property in Knoxville, Knox County, Tennessee. The land purchase and construction costs totaling approximately $8,012,711 were funded by capital contributions of $4,177,711 by the Partnership and $3,835,000 by Wells Fund X.

ABB Environmental Systems, a subsidiary of ABB, Inc., occupied its lease space of 56,012 rentable square feet comprising approximately 67% of the building in December 1997. The initial term of the lease is 9 years and 11 months commencing in December of 1997. ABB has the option under its lease to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. In addition to the base rent, ABB is required to pay additional rent equal to its share of operating expenses during the lease term.

Commencing December 1, 1999, ABB Environmental exercised its right of first refusal to lease an additional 23,992 square feet of space vacated by The Associates in September, 1999. This addition increases their rentable floor area from 57,831 square feet to 81,823 square feet. ABB will pay base rent at the same terms and conditions of their original lease.

It is currently anticipated that the remaining cost to complete the project which includes the final build out of remaining space will be approximately $89,000, which is anticipated will be contributed by the Partnership.

The average effective annual rental per square foot at the ABB Building was $11.77 for 1999, $9.97 for 1998 and $8.16 for 1997, the first year of occupancy. The occupancy rate at year end was 98% for 1999, 95% for 1998 and 67% for 1997.

Ohmeda Building
---------------

On February 13, 1998, the Fund IX-X Joint Venture acquired a two-story building that was completed in 1998 with approximately 106,750 rentable square feet (the "Ohmeda Building") on a 15-acre tract of land located in Louisville, Boulder County, Colorado. The purchase price for the Ohmeda Building was $10,325,000. The Fund IX-X Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Ohmeda Building, including attorney's fees, recording fees and other closing costs. As of December 31, 1999, the Partnership had contributed $3,460,192 and Wells Fund X had contributed $6,900,878 to this property.

The entire 106,750 rentable square feet of the Ohmeda Building is currently under a net lease dated February 26,1987, as amended by First Amendment to Lease dated December 3, 1987 and as amended by Second Amendment to Lease dated October 20, 1997 (the "Lease") with Ohmeda, Inc., a Delaware corporation. The lease was assigned to the Joint Venture at the closing. The lease currently expires in January 2005, subject to (i) Ohmeda's right to effectuate an early termination of the lease under the terms and conditions described below, and (ii) Ohmeda's right to extend the lease for two additional five year periods of time at the then current market rental rates.

The monthly base rental payable under the lease is $83,709.79 through January 31, 2003; $87,890.83 from February 1, 2003 through January 31, 2004; and
$92,249.79 from February 1, 2004 through January 31,2005. Under the Lease, Ohmeda is responsible for all utilities, taxes, insurance and other operating cost with respect to the Ohmeda Building during the term of the lease. In Addition, Ohmeda shall pay a $21,000 per year management fee for maintenance and administrative services of the Ohmeda Building. The Fund IX-X-XI-REIT Joint Venture, as landlord, is responsible for maintenance of the roof, exterior and structural walls, foundation, other structural members and floor slab, provided that the landlord's obligation to make repairs specifically excludes items of cosmetic and routine maintenance such as the painting of walls.

The average effective annual rental rate per square foot at the Ohmeda Building was $9.62 for 1999 and 1998, the first year of occupancy. The occupancy rate at year end was 100% for 1999 and 1998.

360 Interlocken Building
------------------------

On March 20, 1998, the Fund IX-X Joint Venture acquired a three-story multi-tenant office building containing approximately 51,974 rentable square feet (the "360 Interlocken Building") on 5.1 acre tract of land in Broomfield, Boulder County, Colorado for a purchase price of $8,275,000, excluding acquisition costs. The project was funded by capital contributions of $6,642,466 by the Partnership and $1,674,271 by Wells Fund X.

The 360 Interlocken Building was completed in December 1996. The first floor has multiple tenants and contain 15,599 rentable square feet; the second floor is leased to ODS Technologies, L.P. and contains 17,146 rentable square feet; and the third is leased to Transecon, Inc. and contains 19,229 rentable square feet. As stated, the entire third floor of the Interlocken Building containing 19,229 rentable square feet is currently under lease to Transecon and expires in October 2001, subject to Transecon's right to extend for one additional term of five years upon 180 days notice. The monthly lease rent payable under the Transecon lease is approximately $24,000 for the initial term of the lease. Under the lease, Transecon is responsible for its share of utilities, taxes, insurance and other operating expenses with respect to the Interlocken Building. In addition, Transecon has a right of first refusal under the lease for any second floor space proposed to be leased by the landlord.

The entire second floor of the Interlocken building containing 17,146 rentable square feet is currently under lease to ODS and expires in September, 2003, subject to ODS's right to extend for one additional term of three years. The monthly lease is $22,100 through January 1998; $22,150 through January, 1999; $22,600 through January 2000; $23,100 through January 2001; $23,550 through January 2002; $24,050 through January 2003 and $24,550 through September, 2003. The rental payments to be made by the tenant under the ODS lease and also secured by the assignment of a $275,000 letter of credit which may be drawn upon by the landlord in the event of a tenant default under the lease. Under the lease, ODS is responsible for its share of utilities, taxes, insurance and other operating costs with respect to the Interlocken Building.

The average effective annual rental rate per square foot at the 360 Interlocken Building was $15.97 for 1999 and $16.31 for 1998, the first year of occupancy. The occupancy rate at year-end was 100% for 1999 and 1998.

Lucent Technologies Building
----------------------------

On May 30, 1997, the Fund IX-X Joint Venture entered into an agreement for the purchase and sale of real property with Wells Development Corporation ("Wells Development"), an affiliate of the General Partners, for the acquisition and development of a one-story office building containing 57,186 net rentable square feet on 5.3 acres of land (the "Lucent Technologies Building"). On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased this property for a purchase price of $5,504,276. The purchase price was funded by capital contributions of $657,804 by the Partnership, $950,392 by Fund X, $2,482,810 by Fund XI and $1,421,466 by Wells OP.

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

The average effective annual rental per square foot at the Lucent Technologies Building was $10.19 for 1999 and $9.69 for 1998, the first year of occupancy. The occupancy rate at year end was 100% for 1999 and 1998.

Iomega Building
---------------

On July 1, 1998, Wells Fund X, contributed a single story warehouse and office building with 108,250 rentable square feet (the "Iomega Building") and was credited with making a capital contribution to the IX-X-XI-REIT Joint Venture in the amount of $5,050,425, which represents the purchase price of $5,025,000 plus acquisition expenses of $25,425 originally paid by Wells Fund X for the Iomega Building on April 1, 1998.

The building is 100% occupied by one tenant with a ten year lease term that expires on July 30, 2006. The monthly base rent payable under the lease is $40,000 through November 12, 1999. Beginning on the 40/th/ and 80/th/ months of the lease term, the monthly base rent payable under the lease will be increased to reflect an amount equal to 100% of the increase in the Consumer Price Index (as defined in the lease) during the preceding 40 months; provided however, that in no event shall the base rent be increased with respect to any one year by more than 6% or by less than 3% per annum, compounded annually, on a cumulative basis from the beginning of the lease term. The lease is a triple net lease, whereby the terms require the tenant to reimburse the IX-X-XI-REIT Joint Venture for certain operating expenses, as defined in the lease, related to the building.

On March 22, 1999, the Fund IX-X-XI-REIT Joint Venture purchased a 4 acre tract of vacant land adjacent to the Iomega Building located in Ogden, Utah. This site is being used for additional parking and loading dock area which includes at least 400 new parking stalls and new site work for truck maneuver space, in accordance with the requirements of the tenants and City of Ogden. The project was completed on July 1, 1999. The tenant, Iomega Corporation, has agreed to extend the term of its lease to April 30, 2009 and will pay an additional base rent, an amount equal to thirteen percent (13%) per annum payable in monthly installments of the direct and indirect cost of acquiring the property and constructing the improvements. This additional base rent commenced on May 1, 1999.

The land was purchased at a cost of $212,000, excluding acquisition costs. The funds used to acquire the land and for the improvements are being funded entirely out of capital contributions from Wells Fund XI to the Fund IX-X-XI-REIT Joint Venture in the amount of $874,625. The project was completed at a total cost of $874,625.

The average effective annual rental per square foot at the Iomega Building was $5.18 for 1999 and $4.60 for 1998, the first year of occupancy. The occupancy rate at year end was 100% for 1999 and 1998.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the year
1999.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.
----------------------------------------------------------------------------

The offering for sale of Units in the Partnership terminated on December 30, 1996, at which time the Partnership had 2,935,931 outstanding Class A Units held by a total of 1841 Limited Partners and 564,069 outstanding Class B Units held by a total of 257 Limited Partners. As of February 29, 2000, the Partnership had 3,072,322 outstanding Class A Units held by a total of 1,895 Limited partners and 427,678 outstanding Class B Units held by a total of 225 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Class A Limited Partners are entitled to a distribution from Net Cash From Operations, as defined in the Partnership Agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per Unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A Status Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to Limited Partners holding Class B Status Units. Holders of Class A Status Units will, except in limited circumstances, be allocated none of the Partnership's net loss, depreciation, and amortization deductions. These deductions will be allocated to the Class B Status Units, until their capital account balances have been reduced to zero. No distributions have been made to the General Partners as of December 31, 1999.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners select to have their cash distributed monthly. Cash distributions made to Class A Status Limited Partners during the two most recent fiscal years were as follows:

                            Per Class A Status Unit
-----------------------------------------------------------------------------------------------

          Distribution for                   Total Cash             Investment        Return of
            Quarter Ended                   Distributed               Income           Capital
            -------------                   -----------               ------          ---------
     March 31, 1998                            $507,688                $0.17             $0.00
     June 30, 1998                             $611,512                $0.21             $0.00
     September 30, 1998                        $631,658                $0.21             $0.00
     December 31, 1998                         $681,355                $0.23             $0.00
     March 31, 1999                            $694,497                $0.23             $0.00
     June 30, 1999                             $695,564                $0.23             $0.00
     September 30, 1999                        $687,145                $0.23             $0.00
     December 31, 1999                         $623,076                $0.20             $0.00

The fourth quarter distribution was accrued for accounting purposes in 1999, and was not actually paid to Limited Partners until February, 2000. Although there is no assurance, the General Partners anticipate that cash distributions to Limited Partners holding Class A Status Units will continue in 2000 at a level at least comparable with 1999 cash distributions on an annual basis.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

The Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 Units on February 12, 1996.

The following sets forth a summary of the selected financial data for the fiscal year ended December 31, 1999, 1998 and 1997:

                                        1999            1998               1997
                                        ----            ----               ----
Total assets                        $27,944,553       $29,211,164       $29,945,898
Total revenues                        1,593,734         1,561,456         1,199,300
Net income                            1,490,331         1,449,955         1,091,766
Net loss allocated
   to General Partners              $         0       $         0       $      (206)
Net income allocated to
   Class A Limited Partners         $ 2,713,636       $ 2,597,938       $ 1,564,778
Net loss allocated to
   Class B Limited Partners         $(1,223,305)      $(1,147,983)      $  (472,806)
Net income per weighted
   average (1) Class A
   Limited Partner Unit             $      0.89       $      0.88       $      0.53
Net loss per weighted
   average (1) Class B
   Limited Partner Unit             $     (2.72)      $     (2.18)      $     (0.77)
Cash Distributions per
   Weighted average (1)
   Class A Limited Partner Unit:
     Investment Income              $      0.89       $      0.82       $      0.46
     Return of Capital              $      0.00       $      0.00       $      0.00

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

The Partnership commenced active operations on February 24, 1996, when it received and accepted subscriptions for 125,000 units. The offering was terminated on December 30, 1996, at which time the Partnership had sold 2,935,931 Class A Status Units and 564,069 Class B Status Units, held by a total of 1,841 and 257 Limited Partners respectively, for total Limited Partner contributions of $35,000,000. After payment of $1,400,000 in acquisition and advisory fees and expenses, payment of $5,254,603 in selling commissions and organization and offering expenses, the investment by the Partnership of $13,289,358 in the Fund VIII - Fund IX Joint Venture, and the investment of $14,938,173 in the Fund IX-X-XI-REIT Joint Venture, as December 31, 1999, the Partnership was holding net offering proceeds of $117,866 available for investments in properties, of which $89,000 is being reserved for completion of the ABB Building owned by the Fund IX-X-XI-REIT Joint Venture.

Gross revenues of the Partnership were $1,593,734 for the year ended December 31, 1999, $1,561,456 for the year ended December 31, 1998 and $1,199,300 for the year ended December 31, 1997. This increase was attributable primarily to increased investments in joint ventures. Expenses of the Partnership were $103,403 for 1999, $111,501 for 1998 and $107,534 for 1997, and consisted primarily of legal, accounting and partnership administrative costs. Net income of the Partnership was $1,490,331 for the year ended December 31, 1999, $1,449,955 for the year ended December 31, 1998 and $1,091,766 for the year ended December 31, 1997.

The Partnership made cash distributions of investment income to Limited Partners holding Class A Status Units of $0.89 for Class A Status Unit for the year ended December 31, 1999, $0.82 per Class A Status Unit for the year ended December 31, 1998 and $0.46 per Class A Status Unit for the year ended December 31, 1997. The General Partners anticipate distributions per Unit to Limited Partners holding Class A Status Units will continue in 2000 at a level at least comparable with 1999 cash distributions on an annual basis. Distributions accrued for the fourth quarter of 1999 to the Limited partners holding Class A Status Units were paid in February, 2000. No cash distributions were made to Limited Partners holding Class B Status Units.

Property Operations
-------------------

The Partnership's ownership interest in the Fund VIII - Fund IX Joint Venture is 45.2%, and the Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Ventures is 39.1%

As of December 31, 1999, the Partnership owned interests in the following operational properties:

The TCI Building - Fund VIII -Fund IX Joint Venture
---------------------------------------------------

                                                                     For the Year Ended December 31,
                                                                     -------------------------------
                                                      1999                      1998                        1997
                                                      ----                      ----                        ----
Revenues:
   Rental income                                     $      455,178             $     455,177               $       455,177
   Interest income                                           25,995                    32,194                         6,607
   Other income                                                   0                         0                         4,479
                                                     --------------             -------------               ---------------
                                                            481,173                   487,371                       466,263
                                                     --------------             -------------               ---------------

Expenses:
   Depreciation                                             166,593                   166,594                       166,595
   Management & leasing expenses                             17,370                    17,199                        17,496
   Other operating expenses                                  10,044                     9,236                        10,082
                                                     --------------             -------------               ---------------
                                                            194,007                   193,029                       194,173
                                                     --------------             -------------               ---------------

Net income                                           $      287,166             $     294,342               $       272,090
                                                     ==============             =============               ===============

Occupied %                                                      100%                      100%                          100%

Partnership's Ownership % in the
   Fund VIII - Fund IX Joint Venture                           45.2%                     45.2%                         49.9%

Cash distribution to Partnership                     $      193,733             $     200,708               $       206,543

Net income allocated to the Partnership              $      129,808             $     135,548               $       135,904

Rental income and expenses remained relatively constant. Total revenue increased in 1998, but decreased in 1999, due to fluctuations in interest income.

Net income and cash distribution allocated to the Partnership have decreased in 1999 and 1998 as compared to 1997 due primarily to the Partnership's decreased ownership in the Fund VIII - Fund IX Joint Venture. The Partnership's ownership decreased due to additional funding by Wells Fund VIII.

Real estate taxes and primarily all operational expenses for the building are the responsibility of the tenant.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The US Cellular Building/Fund VIII - Fund IX Joint Venture
----------------------------------------------------------

                                                     Year Ended December 31,                Seven Months Ended
                                                     --------------------------             ------------------
                                                    1999                   1998              December 31, 1997
                                                    ----                   ----              -----------------
Revenues:
   Rental income                                    $1,282,078             $1,282,076        $519,542
                                                    ----------             ----------        --------

Expenses:
   Depreciation                                        601,652                601,509         276,566
   Management & leasing expense                        129,474                139,396          47,957
   Other operating expenses                             84,345               (118,009)         (8,883)
                                                    ----------             ----------        --------
                                                       815,471                622,896         315,640
                                                    ----------             ----------        --------
                                                    $  466,607             $  659,180        $203,902
                                                    ==========             ==========        ========

Occupied %                                                 100%                   100%             75%

Partnership's Ownership %                                 45.2%                  45.2%           49.9%

Cash distribution to Partnership                    $  469,668             $  550,715        $191,052

Net income allocated to Partnership                 $  210,922             $  303,943        $101,751

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

Net income decreased for the year ended December 31, 1999, as compared to 1998, due to a decreased in common area maintenance reimbursements billed to tenants in 1999, due to overbilling of property tax in 1998. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled in the following year and the difference billed to the tenant. The building incurred property taxes of $60,096 for 1999, $50,825 for 1998 and $93,865 for 1997, the first year of occupancy. Since the US Cellular Building opened June 15, 1997, comparative income and expenses figures are not available for 1997.

The Partnership's ownership in the Fund VIII - Fund IX Joint Venture decreased in 1998 from 1997, due to additional funding by Wells Fund VIII in 1998 on the US Cellular Building.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The Matsushita Building/Fund VIII - Fund IX Joint Venture
---------------------------------------------------------

                                                                       For the Year Ended December 31,
                                                                       -------------------------------
                                                           1999                     1998                   1997
                                                           ----                     ----                   ----
Revenues:
   Rental income                                         $657,513                 $670,792               $644,240
   Interest income                                              0                        0                  1,511
                                                         --------                 --------               --------
                                                          657,513                  670,792                645,751
                                                         --------                 --------               --------

Expenses:
   Depreciation                                           215,670                  215,669                215,670
   Management & leasing expense                            24,902                   26,050                 30,872
   Other operating expenses                                 9,388                   16,180                  3,973
                                                         --------                 --------               --------
                                                          249,960                  257,899                250,515
                                                         --------                 --------               --------
   Net income                                            $407,553                 $412,893               $395,236
                                                         ========                 ========               ========

Occupied %                                                    100%                     100%                   100%

Partnership's Ownership %                                    45.2%                    45.2%                  49.9%

Cash distribution to Partnership                         $311,420                 $306,434               $185,783

Net income allocated to Partnership                      $184,227                 $190,139               $197,953

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

Rental income decreased as compared to 1998, due primarily to an adjustment to straight-line rent in 1998. Other operating expenses have decreased for the year ended December 31, 1999, as compared to 1998 due primarily to a billing of 1998 common-area maintenance expenses to the tenant in 1999. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled in the following year and the difference billed to the tenants.

On March 15, 1999, Wells Operating Partnership, L.P. ("Wells OP") purchased an
8.8 acre tract of land located in Lake Forest, Orange County, California for a purchase price of $4,450,230. Wells OP entered into a development agreement for the construction of a two-story office building containing approximately 150,000 rentable square feet to be erected on the Matsushita property. Wells OP entered into an office lease with Matsushita Avionics Systems Corporation ("Matsushita Avionics"), pursuant to which Matsushita Avionics agreed to lease all of the Matsushita property upon its completion. Matsushita Avionics vacated its current space in January 2000.

Matsushita Avionics and the Fund VIII - Fund IX Joint Venture have entered into a lease and guaranty termination agreement dated February 18, 1999, pursuant to which Matsushita Avionics vacated the existing building and be relieved of any of its obligations under the existing lease upon the commencement date of the new Matsushita lease. In consideration for the Fund VIII - Fund IX Joint Venture releasing Matsushita Avionics from the existing lease and thereby allowing Wells OP to enter into the Matsushita lease with Matsushita Avionics, Wells OP entered into a rental income guaranty agreement dated as of February 18, 1999, whereby Wells OP guaranteed the Fund VIII - Fund IX Joint Venture that it will receive rental income on the existing building at least equal to the rent and building expenses that the Fund VIII - Fund IX Joint Venture would have received over the remaining term of the existing lease.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The Cirrus Logic Building/Fund VIII - Fund IX Joint Venture
-----------------------------------------------------------

                                                                                                  Ten Months Ended
                                                                                                  ----------------
                                                       For the Year Ended December 31,              December 31,
                                                                                                    ------------
                                                        1999                    1998                     1997
                                                        ----                    ----                     ----
Revenues:
   Rental income                                      $738,156                 $738,156                 $584,373
   Interest income                                           0                        0                   21,402
                                                      --------                 --------                 --------
                                                       738,156                  738,156                  605,775
                                                      --------                 --------                 --------

Expenses:
   Depreciation                                        291,063                  291,064                  236,049
   Management & leasing expense                         44,329                   39,149                   25,605
   Other operating expenses                            (81,061)                  62,038                    5,330
                                                      --------                 --------                 --------
                                                       254,331                  392,251                  226,984
                                                      --------                 --------                 --------
   Net income                                         $483,825                 $345,905                 $338,791
                                                      ========                 ========                 ========

Occupied %                                                 100%                     100%                     100%

Partnership's Ownership %                                 45.2%                     45.2%                   49.9%

Cash distribution to Partnership                      $322,028                 $265,441                 $234,008

Net income allocated to Partnership                   $218,705                 $160,123                 $169,121

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

Rental income, depreciation, and management and leasing fees remained relatively stable while other operating expenses decreased for the year ended December 31, 1999, as compared to the same period in 1998, due primarily to an adjustment for common-area maintenance billing to the tenants. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled in the following year and the difference billed to the tenants. Property taxes increased substantially in 1998, but the tenant was not billed until the annual adjustment was computed in the second quarter of 1999. Management fees reimbursed by the tenant are also included in other operating expenses.

Since the Cirrus Logic Building was purchased in February 1997 and was not completed until March 1997, comparative income and expense figures for the prior year are not available. The building incurred property taxes of $215,174 for 1999, $101,229 for 1998 and $44,623 for 1997, the first year of occupancy.

The Partnership's ownership in the Fund VIII-Fund IX Joint Venture decreased due to additional funding by Wells Fund VIII in 1998 on the US Cellular Building.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The ABB Building Fund IX-X-XI-REIT Joint Venture
------------------------------------------------

                                                     For The Year Ended                     One Month Ended
                                        December 31, 1999         December 31, 1998         December 31,1997
                                     ------------------------  ------------------------  ----------------------
Revenues:
   Rental income                                  $  987,327                  $836,746                $ 28,512
   Interest Income                                    58,768                    20,192                       0
                                                  ----------                  --------                --------
                                                   1,046,095                   856,938                  28,512
                                                  ----------                  --------                --------

Expenses:
   Depreciation                                      537,799                   475,020                  36,863
   Management & leasing expense                      120,325                   107,338                   1,711
   Operating costs, net of reimbursements
                                                      (2,532)                  (40,641)                 10,118
                                                  ----------                  --------                --------
                                                     655,592                   541,717                  48,692
                                                  ----------                  --------                --------
   Net  income (loss)                             $  390,503                  $315,221                $(20,180)
                                                  ==========                  ========                ========

Occupied %                                                98%                       95%                     67%

Partnership's Ownership %                               39.1%                     39.8%                   50.3%

Cash distribution to partnership                  $  364,642                  $312,163                $      0

Net income (loss) allocated to
  Partnership                                     $  152,956                  $134,866                $(10,145)


Rental income increased in 1999, over 1998 due primarily to the increased occupancy level of the property. Other operating expenses were negative for 1999 and 1998 due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursements. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant. Total expenses increased for 1999, over 1998, due to increased depreciation and management and leasing fees as the building was leased up.

Cash distributions and net income allocated to the Partnership increased in 1999 over prior year levels due to the lease up of the project. The Partnership's ownership in the Fund IX-X-XI-REIT Joint Venture decreased in 1999, as compared to 1998, due to additional funding by Wells Fund XI to the IX-X-XI-REIT Joint Venture in 1999. The ABB Building incurred property taxes of $47,616 for 1999 and $36,771 for 1998.

It is currently anticipated that the Partnership will contribute approximately $89,000 to complete the building.

Since the ABB Project was opened in December 1997, comparative income and expense figures for 1997 are available only for a one month period.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 3. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The Lucent Technologies Building / Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------------

                                   For the Year Ended      Seven Months Ended
                                    December 31, 1999       December 31, 1998
                                  ---------------------  --------------------
Revenues:
   Rental income                              $583,009              $291,508
                                              --------              --------

Expenses:
  Depreciation                                 183,204               106,871
  Management & leasing expenses                 21,479                11,281
  Other operating expenses, net of
       reimbursement                            15,809                 9,883
                                              --------              --------
                                               220,492               128,035
                                              --------              --------

Net Income                                    $362,517              $163,473
                                              ========              ========

Occupied %                                         100%                  100%

Partnership's Ownership %                         39.1%                 39.8%

Cash distribution to Partnership              $195,545              $157,332

Net income allocated to the
  Partnership                                 $141,870              $ 65,200


The Lucent Technologies Building was completed in June, 1998, with Lucent Technologies occupying the entire building. Under the terms of the lease, the tenant is responsible for all utilities, property taxes and other operating expenses.

Since the Lucent Technologies Building was purchased by the IX-X-XI-REIT Joint Venture in June, 1998, comparable income and expenses figures for the prior year are available for only seven months.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The Ohmeda Building / Fund IX-X-XI-REIT Joint Venture
-----------------------------------------------------

                                        For the Year Ended           Eleven Months Ended
                                         December 31, 1999            December 31, 1998
                                        ------------------           -------------------
Revenues:
  Rental income                            $1,027,314                         $898,901
                                           ----------                         --------

Expenses:
  Depreciation                                326,304                          299,112
  Management & leasing expenses                46,911                           41,688
  Other operating expenses, net of
      Reimbursement                           (15,183)                           2,863
                                           ----------                         --------
                                              358,032                          343,663
                                           ----------                         --------


Net Income                                 $  669,282                         $555,238
                                           ==========                         ========

Occupied %                                        100%                             100%

Partnership's Ownership %                        39.1%                            39.8%

Cash distribution to Partnership           $  380,627                         $360,390

Net income allocated to the
   Partnership                             $  261,867                         $243,597


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

Since the Ohmeda Building was purchased in February 1998, comparative income and expense figures are available for only eleven months of the prior year. Other operating expenses are negative due to tenant reimbursements reflected in this category which includes management and leasing expense reimbursement. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled during the second quarter of the following year and the difference billed to the tenants. The Ohmeda building incurred property taxes of $249,707 for 1999 and $143,962 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item I, Business, page 2. For additional information on tenants, etc. refer to item 2, Properties, page 3.

The 360 Interlocken Building / Fund IX-X-XI-REIT Joint Venture
--------------------------------------------------------------

                                            For the Year Ended          Ten Months Ended
                                             December 31, 1999         December 31, 1998
                                            ------------------         -----------------
Revenues:
  Rental income                                     $829,827                   $665,405
  Interest Income                                          0                        246
                                                    --------                   --------
                                                     829,827                    665,651
                                                    --------                   --------
Expenses:
  Depreciation                                       286,680                    238,299
  Management & leasing expenses                       73,129                     55,130
  Other operating expenses, net of
       Reimbursement                                  42,431                    (55,654)
                                                    --------                   --------
                                                     402,240                    237,775
                                                    --------                   --------

Net Income                                          $427,587                   $427,876
                                                    ========                   ========

Occupied %                                               100%                       100%

Partnership's Ownership %                               39.1%                      39.8%

Cash distribution to Partnership                    $277,124                   $282,781

Net income allocated to the Partnership             $167,284                   $188,147


The 360 Interlocken Building was completed in December, 1996. The first floor has multiple tenants and contains 15,599 rentable square feet; the second floor is leased to ODS Technologies, L.P. and contains 17,146 rentable square feet; and the third floor is leased to Transecon, Inc. and contains 19,229 rentable square feet.

Since the 360 Interlocken Building was purchased in March, 1998, comparable income and expenses figures for the prior year are available for only ten months. Other operating expenses for 1998 are negative due to tenant reimbursements reflected in this category which includes management and leasing expense reimbursements. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled during the second quarter of the following year and the difference billed to the tenants. The 360
Interlocken Building incurred property taxes of $244,025 for 1999 and $96,747 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The Iomega Building / Fund IX-X-XI-REIT Joint Venture
-----------------------------------------------------

                                             For the Year Ended        Nine Months Ended
                                             December 31, 1999         December 31, 1998
                                             ------------------        -----------------
Revenues:
  Rental income                                  $560,906                       $373,420
                                                 --------                       --------
Expenses:
  Depreciation                                    204,925                        145,975
  Management & leasing expenses                    24,295                         23,058
  Other operating expenses, net of
     Reimbursement                                  9,368                         (4,579)
                                                 --------                       --------
                                                  238,588                        164,454
                                                 --------                       --------

Net Income                                       $322,318                       $208,966
                                                 --------                       --------

Occupied %                                            100%                           100%

Partnership's Ownership %                            39.1%                          39.8%

Cash distribution to Partnership                 $200,208                       $ 93,461

Net income allocated to the Partnership          $126,095                       $ 60,311


Since the Iomega Building was purchased in April 1998, comparable income and expense figures for the prior year are available for only nine months. Other operating expenses for 1998 are negative due to tenant reimbursement reflected in this category which includes management and leasing expense reimbursement. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled during the second quarter of the following year and the difference billed to the tenants. The Iomega Building incurred property taxes of $73,020 for 1999 and $44,559 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenant, etc. refer to Item 2, Properties, page 3.

The Partnership had net cash (used in) provided by operating activities in 1999 of ($94,403), 1998 of $80,147 and 1997 of $501,390. Net cash (used in) provided by investing activities of $2,624,017 in 1999 decreased to ($7,330,065) in 1998 down from 1997 amount of ($12,899,768). This was primarily the result of reducing the Partnership's investment in the joint ventures and receiving distributions from its investments in Joint Venture. Net cash used in financing activities of $2,753,442 in 1999, $2,188,189 in 1998 and $1,395,478 in 1997.

The Partnership's distributions paid and payable through the fourth quarter of 1999 have been paid from net cash from operations and from distributions received from its equity investment in joint ventures. The Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. No cash distributions were paid to Class B Unit holders for 1999. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from Limited Partners Capital contributions and, as of December 31, 1999, has reserved approximately $89,000 needed to complete the ABB Building which is owned by the Fund IX-X-XI-REIT Joint Venture.

Since properties are acquired on an all-cash basis, the Partnership has no permanent long-term liquidity requirements.

Inflation
---------

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases to protect the Partnership from the impact of inflation. Most leases contain common area maintenance charges (CAM charges), real estate tax and insurance reimbursements on a per square foot bases, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation.

Year 2000
---------

The Partnership made the transition into the year 2000 without any information systems, business operations or facilities related system problems. Management believes that there are no other Y2K related issues that may require disclosure.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

There were no disagreements with the Partnership's accountants or other reportable events during 1999.

                                   PART III
                                   --------

ITEM 10.  GENERAL PARTNERS OF THE PARTNERSHIP.
---------------------------------------------

Wells Partners, L.P.  Wells Partners, L.P. is a private Georgia limited
--------------------
partnership formed on October 25, 1990. The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc., a Georgia corporation. The executive offices of Wells Capital, Inc. are located 6200 The Corners Parkway, Norcross, Georgia 30092.

Leo F. Wells, III.  Mr. Wells is a resident of Atlanta, Georgia, is 56 years of
-----------------
age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital, Inc. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.
---------------------------------------------------------

The following table summarizes the compensation and fees (including reimbursement of expenses) paid to the General Partners and their affiliates during the year ended December 31, 1999.

                            CASH COMPENSATION TABLE
                            -----------------------

               ( A )                                 ( B )                           ( C )
Name of Individual or Number in       Capacities in which served Form of
            Group                                Compensation                  Cash Compensation

__________________________________________________________________________________________________

Wells Management Company, Inc.        Property Manager -                              $184,427
                                      Management & Leasing Fees

(1) These fees are not paid directly by the Partnership but are paid by the joint venture entities which owns properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1999 but not actually paid until January, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2000.

                                   (2)                    (3)
         (1)              Name and Address of     Amount and Nature of                (4)
    Title of Class         Beneficial Owner       Beneficial Ownership        Percent of Class
    --------------         ----------------       --------------------        ----------------
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds.
--------------------------------------------------------

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Status Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Class A Status Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sales proceeds for the year ended December 31, 1999.

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

Wells Management Company, Inc. accrued $184,427 in cash compensations for the year ended December 31, 1999.

Real Estate Commissions
-----------------------

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 1999.

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

(b) No reports on Form 8-K were filed with the Commission during the year of 1999.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)       See (a) 2 above.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March, 2000.

                              Wells Real Estate Fund IX, L.P.
                              (Registrant)


                              By:   /s/ Leo F. Wells, III
                                 ----------------------------------------------
                                    Leo F. Wells, III
                                    Individual General Partner and as President
                                    and Chief Financial Officer of Wells
                                    Capital, Inc., the General Partner of Wells
                                    Partners, L.P.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                     Title
---------                     -----

/s/ Leo F. Wells, III         Individual General Partner,       March 27, 2000
---------------------         President and Sole Director of
Leo F. Wells, III             Wells Capital, Inc., the
                              General Partner of Wells
                              Partners, L.P.

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

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

Financial Statements                                                     Page
--------------------                                                     ----

Independent Auditors' Report                                             F-2

Balance Sheets as of December 31, 1999, 1998 and 1997                    F-3

Statements of Income for the Year Ended December 31, 1999, 1998          F-4

Statements of Partners' Capital for the Year Ended December 31, 1999,
  1998, and 1997                                                         F-5

Statements of Cash Flows for the Year Ended December 31, 1999, 1998,
  and 1997                                                               F-6

Notes to Financial Statements for December 31, 1999, 1998 and 1997       F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Wells Real Estate Fund IX, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND IX, L.P. (a Georgia public limited partnership) as of December 31, 1999 and 1998 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund IX, L.P. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1999 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 20, 2000

                        WELLS REAL ESTATE FUND IX, L.P.

                     (A Georgia Public Limited Partnership)


                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998



                                     ASSETS

                                                                                    1999               1998
                                                                                 -------------      -------------
INVESTMENT IN JOINT VENTURES                                                        $27,196,918        $28,119,579

CASH AND CASH EQUIVALENTS                                                               102,194            326,022

DUE FROM AFFILIATES                                                                     639,956            739,442

DEFERRED PROJECT COSTS                                                                    5,485             13,621

ORGANIZATIONAL COSTS, less accumulated amortization of $25,000 in 1999 and                    0             12,500
 $12,500 in 1998
                                                                                   ------------        -----------
        Total assets                                                                $27,944,553        $29,211,164
                                                                                   ============        ===========


                       LIABILITIES AND PARTNERS' CAPITAL


LIABILITIES:
Accounts payable and accrued expenses                                                $         0        $     3,500
Partnership distributions payable                                                        628,046            681,204
                                                                                      ----------        -----------
     Total liabilities                                                                   628,046            684,704
                                                                                      ==========        ===========
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
Limited partners:
   Class A--3,072,322 units and 2,989,875 units as of December 31, 1999 and           26,114,657         25,646,950
    1998, respectively
   Class B--427,678 units and 510,125 units as of December 31, 1999 and                1,201,850          2,879,510
    1998, respectively
                                                                                     -----------        -----------
     Total partners' capital                                                          27,316,507         28,526,460
                                                                                     -----------        -----------
     Total liabilities and partners' capital                                         $27,944,553        $29,211,164
                                                                                     ===========        ===========


      The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND IX, L.P.

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997



                                                                1999                1998               1997
                                                           ------------        ------------        -----------
REVENUES:
Equity in income of joint ventures                         $ 1,593,734         $ 1,481,869         $  593,914
Interest income                                                      0              79,587            605,386
                                                           -----------         -----------         ----------
                                                             1,593,734           1,561,456          1,199,300
                                                           -----------         -----------         ----------
EXPENSES:
Partnership administration                                      60,020              63,643             61,885
Legal and accounting                                            20,897              33,673             31,125
Amortization of organization costs                              12,500               6,250              6,250
Computer costs                                                   9,986               7,935              8,274
                                                           -----------         -----------         ----------
                                                               103,403             111,501            107,534
                                                           -----------         -----------         ----------
NET INCOME                                                 $ 1,490,331         $ 1,449,955         $1,091,766
                                                           ===========         ===========         ==========
NET LOSS ALLOCATED TO GENERAL PARTNERS                     $         0         $         0         $     (206)
                                                           ===========         ===========         ==========
NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS           $ 2,713,636         $ 2,597,938         $1,564,778
                                                           ===========         ===========         ==========
NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS             $(1,223,305)        $(1,147,983)        $ (472,806)
                                                           ===========         ===========         ==========
NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED
 PARTNER UNIT                                              $      0.89         $      0.88         $     0.53
                                                           ===========         ===========         ==========
NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER
 UNIT                                                      $     (2.72)        $     (2.18)        $    (0.77)
                                                           ===========         ===========         ==========
CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED
 PARTNER UNIT                                                     0.89         $      0.82         $     0.46
                                                           ===========         ===========         ==========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IX, L.P.

                     (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997





                                                                         Limited Partners
                                          -----------------------------------------------------------------------------
                                                               Class A                             Class B
                                                      --------------------------------       --------------------------
                                            Original       Units             Amount             Units        Amount
                                          ----------      -----------      ------------      -----------   ------------
BALANCE, December31, 1996                   $   100          2,927,443       $24,911,231         572,557     $4,840,871


  Net income (loss)                                0                 0         1,564,778               0       (472,806)
  Partnership distributions                        0                 0        (1,330,748)              0              0
  Sales commission                                 0                 0            (4,608)              0              0
  Class B conversion elections                     0            22,333           181,938         (22,333)      (181,938)
  Return of capital                             (100)                0                 0               0              0
                                          ----------      ------------       -----------     -----------   ------------
BALANCE, December 31, 1997                         0         2,949,776        25,322,591         550,224      4,186,127

  Net income (loss)                                0                 0         2,597,938               0     (1,147,983)
  Partnership distributions                        0                 0        (2,432,213)              0              0
  Class B conversion elections                     0            40,099           158,634         (40,099)      (158,634)
                                          ----------      ------------       -----------     -----------   ------------
BALANCE, December 31, 1998                         0         2,989,875        25,646,950         510,125      2,879,510

  Net income (loss)                                0                 0         2,713,636               0     (1,223,305)
  Partnership distributions                        0                 0        (2,700,284)              0              0
  Class B conversion elections                     0            82,447           454,355         (82,447)      (454,355)
                                          ----------      ------------       -----------     -----------   ------------
BALANCE, December 31, 1999                $        0         3,072,322       $26,114,657         427,678    $ 1,201,850
                                          ==========      ============       ===========     ===========   ============


                                                             Total
                                              General       Partners'
                                              Partners       Capital
                                             ----------    -----------
BALANCE, December31, 1996                        206        $29,752,408


  Net income (loss)                             (206)         1,091,766
  Partnership distributions                        0         (1,330,748)
  Sales commission                                 0             (4,608)
  Class B conversion elections                     0                  0
  Return of capital                                0               (100)
                                          ----------      -------------
BALANCE, December 31, 1997                         0         29,508,718

  Net income (loss)                                0          1,449,955
  Partnership distributions                        0         (2,432,213)
  Class B conversion elections                     0                  0
                                          ----------      -------------
BALANCE, December 31, 1998                         0         28,526,460

  Net income (loss)                                0          1,490,331
  Partnership distributions                        0         (2,700,284)
  Class B conversion elections                     0                  0
                                          ----------      -------------
BALANCE, December 31, 1999                       $ 0        $27,316,507
                                          ==========      =============


        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IX, L.P.

                     (A Georgia Public Limited Partnership)


                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997




                                                                                              1999          1998           1997
                                                                                          -----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                              $ 1,490,331   $  1,449,955   $  1,091,766
                                                                                          -----------   ------------   ------------
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
          Equity in income of joint ventures                                               (1,593,734)    (1,481,869)      (593,914)
          Amortization of organizational costs                                                 12,500          6,250          6,250
          Changes in assets and liabilities:                                                        0
            Other assets                                                                            0        102,311            689
            Accounts payable and accrued expenses                                              (3,500)         3,500         (3,401)
                                                                                          -----------   ------------   ------------
              Total adjustments                                                            (1,584,734)    (1,369,808)      (590,376)
                                                                                          -----------   ------------   ------------
              Net cash (used in) provided by operating activities                             (94,403)        80,147        501,390
                                                                                          -----------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in joint venture                                                                (190,853)   (10,611,655)   (12,116,292)
  Sale of joint venture interest                                                                    0      1,156,101              0
  Distributions received from joint ventures                                                2,814,870      2,125,489        527,390
  Deferred project costs paid                                                                       0              0       (271,266)
  (Decrease) increase in construction payable                                                       0              0       (389,600)
  Earnest money deposit                                                                             0              0       (650,000)
                                                                                          -----------   ------------   ------------
              Net cash provided by (used in) investing activities                           2,624,017     (7,330,065)   (12,899,768)
                                                                                          -----------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners from accumulated earnings                                      (2,753,442)    (2,188,189)    (1,072,339)
  Sales commissions and discounts paid                                                              0              0       (171,304)
  Offering costs paid                                                                               0              0       (151,735)
  Return of capital                                                                                 0              0           (100)
                                                                                          -----------   ------------   ------------
              Net cash used in financing activities                                        (2,753,442)    (2,188,189)    (1,395,478)
                                                                                          -----------   ------------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    (223,828)    (9,438,107)   (13,793,856)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                  326,022      9,764,129     23,557,985
                                                                                          -----------   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                    $   102,194   $    326,022   $  9,764,129
                                                                                          ===========   ============   ============
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Deferred project costs contributed to joint ventures                                    $     8,136   $    509,657   $    637,800
                                                                                          ===========   ============   ============
  Contribution of real estate assets to joint venture                                     $         0   $          0   $  1,090,889
                                                                                          ===========   ============   ============
  Earnest money deposit applied to investment in joint venture                            $         0   $    650,000   $          0
                                                                                          ===========   ============   ============


        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IX, L.P.

                     (A Georgia Public Limited Partnership)


                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998, AND 1997

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

     The carrying values of real estate are based on management's current intent to hold the real estate assets as long-term investments. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps it is taking will enable the Partnership to realize its investment in its assets.

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

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 1999.

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

     Per Unit Data

     Net income (loss) per unit with respect to the Partnership for the years ended December 31, 1999, 1998, and 1997 is computed based on the weighted average number of units outstanding during the period.

 2.  DEFERRED PROJECT COSTS

     The Partnership paid a percentage of limited partner contributions to Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, for acquisition and advisory services. These payments, as stipulated by the partnership agreement, can be up to 5% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid through December 31, 1999 were $1,390,055 and amounted to 4% of the limited partners' contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the joint venture. Deferred project costs at December 31, 1999 and 1998 represent fees not yet applied to properties.

 3.  RELATED-PARTY TRANSACTIONS

     Due from affiliate at December 31, 1999 and 1998 represents the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarters of 1999 and 1998:

                                                       1999           1998
                                                   -----------    ------------
Fund VIII and IX Associates                           $304,441        $341,850
Fund IX, X, XI, and REIT Joint Venture                 335,515         397,592
                                                   -----------    ------------
                                                      $639,956        $739,442
                                                   ===========    ============

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

     The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $184,427, $166,317, and $61,979 for the years ended December 31, 1999, 1998, and 1997, respectively, which were paid to Wells Management.

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

 4.  INVESTMENT IN JOINT VENTURES

     The Partnership's investment and percentage ownership in ventures at December 31, 1999 and 1998 are summarized as follows:

                                               1999                           1998
                                      -------------------------    --------------------------
                                       Amount          Percent        Amount          Percent
                                      -------------  ----------    -------------   ----------
Fund VIII and IX Associates             $12,606,292        45%      $13,159,479           45%
Fund IX, X, XI, and REIT Joint           14,590,626        39        14,960,100           40
 Venture                              -------------               -------------
                                        $27,196,918                 $28,119,579
                                      -------------               -------------

The following is a rollforward of the Partnership's investment in the joint ventures for the years ended December 31, 1999 and 1998:

                                                                    1999                1998
                                                              ----------------   -----------------
Investment in joint ventures, beginning of year                    $28,119,579         $18,551,918
Equity in income of joint ventures                                   1,593,734           1,481,869
Contributions to joint ventures                                        198,989          11,771,312
Sale of joint venture interest                                               0          (1,156,101)
Distributions from joint ventures                                   (2,715,384)         (2,529,419)
                                                              ----------------   -----------------
Investment in joint ventures, end of year                          $27,196,918         $28,119,579
                                                              ================   =================

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

     During 1998, Wells Fund VIII purchased a portion of the Partnership's joint venture interest for $1,100,000. In addition, the related deferred project costs of $56,101 were transferred from the

     Partnership to Wells Fund VIII. In addition, Wells Fund VIII contributed $518,450 in 1998 to Fund VIII and IX Associates, which included $32,352 of deferred project costs that were applied. Ownership percentage interests were recomputed accordingly.

     Following are the financial statements for Fund VIII and IX Associates:

                          Fund VIII and IX Associates
                           (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 1999 and 1998

                                     Assets

                                                                        1999             1998
                                                                     -----------      -----------
Real estate assets, at cost:
  Land                                                               $ 4,724,579      $ 4,724,579
  Building and improvements, less accumulated depreciation of
   $3,495,138 in 1999 and $2,220,160 in 1998                          22,416,032       23,687,510
                                                                     -----------      -----------
         Total real estate assets                                     27,140,611       28,412,089
Cash and cash equivalents                                                866,510          907,778
Accounts receivable                                                      691,752          504,608
Prepaid expenses and other assets                                        176,723          209,329
                                                                     -----------      -----------
         Total assets                                                $28,875,596      $30,033,804
                                                                     ===========      ===========

                Liabilities and Partners' Capital

Liabilities:
   Accounts payable                                                  $   283,548      $   189,141
   Due to affiliates                                                      30,547           26,627
   Partnership distributions payable                                     673,493          706,250
                                                                     -----------      -----------
         Total liabilities                                               987,588          922,018
                                                                     -----------      -----------
Partners' capital:
   Wells Real Estate Fund VIII                                        15,281,716       15,952,307
   Wells Real Estate Fund IX                                          12,606,292       13,159,479
                                                                     -----------      -----------
         Total partners' capital                                      27,888,008       29,111,786
                                                                     -----------      -----------
         Total liabilities and partners' capital                     $28,875,596      $30,033,804
                                                                     ===========      ===========

                          Fund VIII and IX Associates
                           (A Georgia Joint Venture)
                              Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                                             1999              1998              1997
                                                        -------------    --------------    ---------------
Revenues:
  Rental income                                             $3,132,925        $3,146,201        $2,203,332
  Interest income                                               25,995            32,194            29,520
  Other income                                                       0                 0             4,479
                                                         -------------    --------------    --------------
                                                             3,158,920         3,178,395         2,237,331
                                                         -------------    --------------    --------------
Expenses:
  Depreciation                                               1,274,978         1,274,836           894,880
  Management and leasing fees                                  216,075           221,794           121,930
  Property administration expenses                              30,249            29,299            21,006
  Legal and accounting                                          15,632            22,806            13,602
  Operating costs, net of reimbursements                       (23,165)          (82,660)          (24,106)
                                                         -------------    --------------    --------------
                                                             1,513,769         1,466,075         1,027,312
                                                         -------------    --------------    --------------
Net income                                                  $1,645,151        $1,712,320        $1,210,019
                                                         =============    ==============    ==============
Net income allocated to Wells Real Estate Fund VIII         $  901,489        $  922,567        $  605,960
                                                         =============    ==============    ==============
Net income allocated to Wells Real Estate Fund IX           $  743,662        $  789,753        $  604,059
                                                         =============    ==============    ==============

                          Fund VIII and IX Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                                       Wells Real          Wells Real            Total
                                                         Estate              Estate            Partners'
                                                       Fund VIII            Fund IX             Capital
                                                   -----------------   -----------------   -----------------
Balance, December 31, 1996                              $  4,905,482        $  4,929,728        $  9,835,210
  Net income                                                 605,960             604,059           1,210,019
  Partnership contributions                               10,213,894          10,132,043          20,345,937
  Partnership distributions                                 (819,243)           (816,705)         (1,635,948)
                                                   -----------------   -----------------   -----------------
Balance, December 31, 1997                                14,906,093          14,849,125          29,755,218
  Net income                                                 922,567             789,753           1,712,320
  Transfer of joint venture interest                       1,156,101          (1,156,101)                  0
  Partnership contributions                                  518,450                   0             518,450
  Partnership distributions                               (1,550,904)         (1,323,298)         (2,874,202)
                                                   -----------------   -----------------   -----------------
Balance, December 31, 1998                                15,952,307          13,159,479          29,111,786
  Net income                                                 901,489             743,662           1,645,151
  Partnership distributions                               (1,572,080)         (1,296,849)         (2,868,929)
                                                   -----------------   -----------------   -----------------
Balance, December 31, 1999                              $ 15,281,716        $ 12,606,292        $ 27,888,008
                                                   =================   =================   =================

                          Fund VIII and IX Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                                  1999          1998          1997
                                                                              -----------   -----------   ------------
Cash flows from operating activities:
  Net income                                                                  $ 1,645,151   $ 1,712,320   $  1,210,019
                                                                              -----------   -----------   ------------
  Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                           1,274,978     1,274,836        894,880
         Changes in assets and liabilities:
           Accounts receivable                                                   (187,144)     (115,261)      (381,858)
           Prepaid expenses and other assets                                       32,606        28,381       (237,710)
           Accounts payable                                                        94,407        49,288        115,507
           Due to affiliates                                                        3,920         6,228         20,399
                                                                              -----------   -----------   ------------
               Total adjustments                                                1,218,767     1,243,472        411,218
                                                                              -----------   -----------   ------------
               Net cash provided by operating activities                        2,863,918     2,955,792      1,621,237
                                                                              -----------   -----------   ------------
Cash flows from investing activities:
  Decrease in construction payables                                                     0      (248,870)      (335,406)
  Investment in real estate                                                        (3,500)     (534,944)   (19,131,612)
                                                                              -----------   -----------   ------------
               Net cash used in investing activities                               (3,500)     (783,814)   (19,467,018)
                                                                              -----------   -----------   ------------
Cash flows from financing activities:
  Contributions from joint venture partners                                             0       486,098     19,316,193
  Distributions to joint venture partners                                      (2,901,686)   (2,838,736)    (1,057,327)
                                                                              -----------   -----------   ------------
               Net cash (used in) provided by financing activities             (2,901,686)   (2,352,638)    18,258,866
                                                                              -----------   -----------   ------------
Net (decrease) increase in cash and cash equivalents                              (41,268)     (180,660)       413,085
Cash and cash equivalents, beginning of year                                      907,778     1,088,438        675,353
                                                                              -----------   -----------   ------------
Cash and cash equivalents, end of year                                        $   866,510   $   907,778   $  1,088,438
                                                                              ===========   ===========   ============

Supplemental disclosure of noncash activities:
  Deferred project costs contributed to joint venture                         $         0   $    32,352   $  1,029,744
                                                                              ===========   ===========   ============

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

Following are the financial statements for the Fund IX, X, XI, and REIT Joint
Venture:

                  The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                    Assets

                                                                              1999              1998
                                                                          -----------        -----------
Real estate assets, at cost:
  Land                                                                    $ 6,698,020        $ 6,454,213
  Building and improvements, less accumulated depreciation of
     $2,792,068 in 1999 and $1,253,156 in 1998                             29,878,541         30,686,845
  Construction in progress                                                          0                990
                                                                          -----------        -----------
          Total real estate assets                                         36,576,561         37,142,048
Cash and cash equivalents                                                   1,146,874          1,329,457
Accounts receivable                                                           554,965            133,257
Prepaid expenses and other assets                                             526,409            441,128
                                                                          -----------        -----------
          Total assets                                                    $38,804,809        $39,045,890
                                                                          ===========        ===========

                               Liabilities and Partners' Capital

Liabilities:
  Accounts payable                                                        $   704,914        $   409,737
  Due to affiliates                                                             6,379              4,406
  Partnership distributions payable                                           804,734          1,000,127
                                                                          -----------        -----------
          Total liabilities                                                 1,516,027          1,414,270
                                                                          -----------        -----------
Partners' capital:
  Wells Real Estate Fund IX                                                14,590,626         14,960,100
  Wells Real Estate Fund X                                                 18,000,869         18,707,139
  Wells Real Estate Fund XI                                                 3,308,403          2,521,003
  Wells Operating Partnership, L.P.                                         1,388,884          1,443,378
                                                                          -----------        -----------
          Total partners' capital                                          37,288,782         37,631,620
                                                                          -----------        -----------
          Total liabilities and partners' capital                         $38,804,809        $39,045,890
                                                                          ===========        ===========

                   The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                          Statements of Income (Loss)
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                1999              1998            1997
                                                           ------------     -------------    -----------
Revenues:
  Rental income                                              $3,932,962        $2,945,980       $ 28,512
  Interest income                                               120,080            20,438              0
                                                           ------------     -------------    -----------
                                                              4,053,042         2,966,418         28,512
                                                           ------------     -------------    -----------
Expenses:
  Depreciation                                                1,538,912         1,216,293         36,863
  Management and leasing fees                                   286,139           226,643          1,711
  Operating costs, net of reimbursements                        (43,501)         (140,506)        10,118
  Property administration expense                                63,311            34,821              0
  Legal and accounting                                           35,937            15,351              0
                                                           ------------     -------------    -----------
                                                              1,880,798         1,352,602         48,692
                                                           ------------     -------------    -----------
  Net income (loss)                                          $2,172,244        $1,613,816       $(20,180)
                                                           ============     =============    ===========

  Net income (loss) allocated to Wells Real Estate
     Fund IX                                                 $  850,072        $  692,116       $(10,145)
                                                           ============     =============    ===========

  Net income (loss) allocated to Wells Real Estate
     Fund X                                                  $1,056,316        $  787,481       $(10,035)
                                                           ============     =============    ===========

  Net income allocated to Wells Real Estate Fund XI          $  184,355        $   85,352       $      0
                                                           ============     =============    ===========
  Net income allocated to Wells Operating Partnership,
  L.P.                                                       $   81,501        $   48,867       $      0
                                                           ============     =============    ===========

                   The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                                   Wells Real    Wells Real   Wells Real         Wells            Total
                                                     Estate        Estate       Estate         Operating        Partners'
                                                    Fund IX        Fund X       Fund XI    Partnership, L.P.     Capital
                                                  -----------   -----------   ----------   -----------------  ------------
Balance, December 31, 1996                        $         0   $         0   $        0        $          0   $         0
  Net loss                                            (10,145)      (10,035)           0                   0       (20,180)
  Partnership contributions                         3,712,938     3,672,838            0                   0     7,385,776
                                                  -----------   -----------   ----------   -----------------  ------------
Balance, December 31, 1997                          3,702,793     3,662,803            0                   0     7,365,596
  Net income                                          692,116       787,481       85,352              48,867     1,613,816
  Partnership contributions                        11,771,312    15,613,477    2,586,262           1,480,741    31,451,792
  Partnership distributions                        (1,206,121)   (1,356,622)    (150,611)            (86,230)   (2,799,584)
                                                  -----------   -----------   ----------   -----------------  ------------
Balance, December 31, 1998                         14,960,100    18,707,139    2,521,003           1,443,378    37,631,620

  Net income                                          850,072     1,056,316      184,355              81,501     2,172,244
  Partnership contributions                           198,989             0      911,027                   0     1,110,016
  Partnership distributions                        (1,418,535)   (1,762,586)    (307,982)           (135,995)   (3,625,098)
                                                  -----------   -----------   ----------   -----------------  ------------
Balance, December 31, 1999                        $14,590,626   $18,000,869   $3,308,403          $1,388,884   $37,288,782
                                                  ===========   ===========   ==========   =================  ============

                   The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                            Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                             1999              1998                 1997
                                                       -------------      ---------------      --------------
Cash flows from operating activities:
 Net income (loss)                                       $ 2,172,244         $  1,613,816        $   (20,180)
                                                       -------------        -------------      -------------
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                            1,538,912            1,216,293             36,863
   Changes in assets and liabilities:
        Accounts receivable                                 (421,708)             (92,745)           (40,512)
        Prepaid expenses and other assets                    (85,281)            (111,818)          (329,310)
        Accounts payable                                     295,177               29,967            379,770
        Due to affiliates                                      1,973                1,927              2,479
                                                       -------------        -------------      -------------
          Total adjustments                                1,329,073            1,043,624             49,290
                                                       -------------        -------------      -------------
          Net cash provided by operating activities        3,501,317            2,657,440             29,110
                                                       -------------        -------------      -------------
Cash flows from investing activities:
 Investment in real estate                                  (930,401)         (24,788,070)        (5,715,847)
                                                       -------------        -------------      -------------
Cash flows from financing activities:
 Distributions to joint venture partners                  (3,820,491)          (1,799,457)                 0
 Contributions received from partners                      1,066,992           24,970,373          5,975,908
                                                       -------------        -------------      -------------
          Net cash (used in) provided by financing
           activities                                     (2,753,499)          23,170,916          5,975,908
                                                       -------------        -------------      -------------
Net (decrease) increase in cash and cash equivalents        (182,583)           1,040,286            289,171
Cash and cash equivalents, beginning of year               1,329,457              289,171                  0
                                                       -------------        -------------      -------------
Cash and cash equivalents, end of year                   $ 1,146,874         $  1,329,457        $   289,171
                                                       =============        =============      =============
Supplemental disclosure of noncash activities:
 Deferred project costs contributed to joint venture     $    43,024         $  1,470,780        $   318,981
                                                       =============        =============      =============

 Contribution of real estate assets to joint venture     $         0         $  5,010,639        $ 1,090,887
                                                       =============       ==============      =============

5.   INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

     The Partnership's income tax basis net income for the years ended December 31, 1999, 1998, and 1997 is calculated as follows:

                                                               1999              1998              1997
                                                            ----------        ----------        ----------
Financial statement net income                              $1,490,331        $1,449,955        $1,091,766
Increase (decrease) in net income resulting from:
   Depreciation expense for financial reporting
     purposes in excess of amounts for income tax
     purposes                                                  521,336           519,485           193,418
   Rental income accrued for financial reporting
     purposes in excess of amounts for income tax
     purposes                                                  (89,669)          (67,452)         (221,689)
   Expenses deductible when paid for income tax
     purposes, accrued for financial reporting purposes          2,544             4,023            10,184
   Expenses capitalized for income tax purposes,
     deducted for financial reporting purposes                       0                 0            10,145
                                                            ----------        ----------        ----------
Income tax basis net income                                 $1,924,542        $1,906,011        $1,083,824
                                                            ==========        ==========        ==========

The Partnership's income tax basis partners' capital at December 31, 1999, 1998, and 1997 is computed as follows:

                                                            1999                1998                1997
                                                         -----------         -----------        ------------
Financial statement partners' capital                    $27,316,507         $28,526,460         $29,508,718
Increase (decrease) in partners' capital
   resulting from:
     Depreciation expense for financial reporting
        purposes in excess of amounts for income tax
        purposes                                           1,242,130             720,794             201,309
     Capitalization of syndication costs for
        income tax purposes, which are accounted for
        as cost of capital for financial reporting
        purposes                                           5,223,360           5,223,360           5,223,360
     Accumulated rental income accrued for
        financial reporting purposes in excess of
        amounts for income tax purposes                     (380,905)           (291,236)           (223,784)
     Accumulated expenses deductible when paid for
        income tax purposes, accrued for financial
        reporting purposes                                    16,751              14,207              10,184
     Accumulated expenses capitalized for income
         tax purposes, deducted for financial
         reporting purposes                                   10,145              10,145              10,145
     Partnership's distributions payable                     628,046             681,204             437,180
                                                         -----------         -----------        ------------
Income tax basis partners' capital                       $34,056,034         $34,884,934         $35,167,112
                                                         ===========         ===========        ============

 6.  RENTAL INCOME

     The future minimum rental income due from the Partnership's respective ownership interest in the joint ventures under noncancelable operating leases at December 31, 1999 is as follows:

               Year ending December 31:
                 2000                                         $ 2,813,913
                 2001                                           2,795,697
                 2002                                           2,700,271
                 2003                                           2,520,162
                 2004                                           2,187,733
               Thereafter                                       7,147,781
                                                              -----------
                                                              $20,165,557
                                                              ===========

     Five tenants contributed approximately 13%, 13%, 11%, 10%, and 10% of rental income. In addition, four tenants will contribute approximately 21%, 16%, 12%, and 12% of future minimum rental income.

     The future minimum rental income due Fund VIII and IX Associates under noncancelable operating leases at December 31, 1999 is as follows:

               Year ending December 31:
                 2000                                         $ 3,056,160
                 2001                                           3,077,130
                 2002                                           3,225,470
                 2003                                           2,775,782
                 2004                                           2,205,354
               Thereafter                                      11,335,317
                                                              -----------
                                                              $25,675,213
                                                              ===========

     Five tenants contributed 29%, 23%, 21%, 14%, and 10% of rental income. In addition, four tenants will contribute approximately 36%, 28%, 21%, and 11% of future minimum rental income.

     The future minimum rental income due Fund IX, X, XI, and REIT Joint Venture under noncancelable operating leases at December 31, 1999 is as follows:

               Year ending December 31:
                 2000                                         $ 3,666,570
                 2001                                           3,595,686
                 2002                                           3,179,827
                 2003                                           3,239,080
                 2004                                           3,048,152
               Thereafter                                       5,181,003
                                                              -----------
                                                              $21,910,318
                                                              ===========
     Four tenants contributed 25%, 18%, 13%, and 12% of rental income. In addition, four tenants will contribute 28%, 22%, 15%, and 10% of future minimum rental income.

7.   QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1999 and 1998:

                                                                            1999 Quarters Ended
                                                      --------------------------------------------------------------------
                                                       March 31           June 30         September 30         December 31
                                                      ---------         ---------         ------------         -----------
Revenues                                              $ 409,083         $ 420,584            $ 408,547           $ 355,520
Net income                                              380,224           386,758              390,959             332,390
Net income allocated to Class A limited
  partners                                              685,045           689,221              693,905             645,465
Net loss allocated to Class B limited partners         (304,821)         (302,463)            (302,946)           (313,075)
Net income per weighted average Class A
  limited partner unit (a)                            $    0.23         $    0.23            $    0.23           $    0.21
Net loss per weighted average Class B limited
  partner unit (a)                                        (0.66)            (0.66)               (0.68)              (0.73)
Cash distribution per weighted average Class
  A limited partner unit                                   0.23              0.23                 0.23                0.20

          (a) The totals of the four quarterly amounts for the year ended December 31, 1999 do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.

                                                                            1998 Quarters Ended
                                                      ---------------------------------------------------------------------
                                                       March 31           June 30         September 30          December 31
                                                      ---------         ---------         ------------          -----------
Revenues                                              $ 365,560         $ 367,844            $ 354,454            $ 473,598
Net income                                              343,181           329,815              333,114              443,845
Net income allocated to Class A limited
  partners                                              577,869           624,360              658,410              737,299
Net loss allocated to Class B limited partners         (234,688)         (294,544)            (325,296)            (293,455)
Net income per weighted average Class A
  limited partner unit                                $    0.20         $    0.21            $    0.22            $    0.25
Net loss per weighted average Class B limited
  partner unit                                            (0.43)            (0.55)               (0.62)               (0.58)
Cash distribution per weighted average Class
  A limited partner unit                                   0.17              0.21                 0.21                 0.23

 8.  COMMITMENTS AND CONTINGENCIES

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or the Company. In the normal course of business, the Partnership or the Company may become subject to such litigation or claims.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Fund IX, L.P.,
Wells Real Estate Fund X, L.P.,
Wells Real Estate Fund XI, L.P., and
Wells Real Estate Investment
Trust, Inc.:

We have audited the accompanying balance sheets of THE OHMEDA BUILDING as of December 31, 1999 and 1998 and the related statements of income, partners' capital, and cash flows for the year ended December 31, 1999 and for the period from inception (February 13, 1998) to December 31, 1998. These financial statements are the responsibility of the building's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Ohmeda Building as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period from inception (February 13, 1998) to December 31, 1998 in conformity with accounting principles generally accepted in the United States.

Atlanta, Georgia
January 20, 2000

                              THE OHMEDA BUILDING

                                BALANCE SHEETS

                          DECEMBER 31, 1999 AND 1998


                                                     ASSETS

                                                                               1999               1998
                                                                           -----------        -----------
REAL ESTATE ASSETS:
  Land                                                                     $ 2,746,894        $ 2,746,894
  Building and improvements, less accumulated depreciation of
     $625,416 in 1999 and $299,112 in 1998                                   7,532,186          7,858,490
                                                                           -----------        -----------
          Total real estate assets                                          10,279,080         10,605,384

CASH AND CASH EQUIVALENTS                                                      902,987            983,061

ACCOUNTS RECEIVABLE                                                            198,583             13,969
                                                                           -----------        -----------
          Total assets                                                     $11,380,650        $11,602,414
                                                                           ===========        ===========

                                  LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable and accrued expenses                                    $   249,707        $   157,691
  Distributions payable to partners                                            815,107            825,380
                                                                           -----------        -----------
          Total liabilities                                                  1,064,814            983,071
                                                                           -----------        -----------
COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
  Wells Real Estate Fund IX, L.P.                                            3,401,108          3,519,869
  Wells Real Estate Fund X, L.P.                                             6,971,508          7,119,063
  Wells Real Estate Fund XI, L.P.                                              (38,262)           (12,456)
  Wells Real Estate Investment Trust, Inc.                                     (18,518)            (7,133)
                                                                           -----------        -----------
          Total partners' capital                                           10,315,836         10,619,343
                                                                           -----------        -----------
          Total liabilities and partners' capital                          $11,380,650        $11,602,414
                                                                           ===========        ===========

      The accompanying notes are an integral part of these balance sheets.

                              THE OHMEDA BUILDING

                             STATEMENTS OF INCOME

                   FOR THE YEAR ENDED DECEMBER 31, 1999 AND

                         FOR THE PERIOD FROM INCEPTION

                   (FEBRUARY 13, 1998) TO DECEMBER 31, 1998


                                                                                  1999             1998
                                                                               ----------         --------
REVENUES:
  Rental income                                                                $1,027,314         $898,901
                                                                               ----------         --------
EXPENSES:
  Depreciation                                                                    326,304          299,112
  Operating costs, net of reimbursements                                          (18,633)             663
  Management and leasing fees                                                      46,911           41,688
  Legal and accounting                                                              3,450            2,200
                                                                               ----------         --------
                                                                                  358,032          343,663
                                                                               ----------         --------
NET INCOME                                                                     $  669,282         $555,238
                                                                               ==========         ========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND IX, L.P.                        $  261,867         $243,597
                                                                               ==========         ========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND X, L.P.                         $  325,357         $271,294
                                                                               ==========         ========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND XI, L.P.                        $   56,955         $ 25,656
                                                                               ==========         ========

NET INCOME ALLOCATED TO WELLS REAL ESTATE INVESTMENT TRUST, INC.               $   25,103         $ 14,691
                                                                               ==========         ========

       The accompanying notes are an integral part of these statements.

                              THE OHMEDA BUILDING

                        STATEMENTS OF PARTNERS' CAPITAL

                   FOR THE YEAR ENDED DECEMBER 31, 1999 AND

                         FOR THE PERIOD FROM INCEPTION

                   (FEBRUARY 13, 1998) TO DECEMBER 31, 1998

                                                                                                      Wells Real
                                                        Wells Real     Wells Real      Wells Real        Estate       Total
                                                           Estate         Estate          Estate       Investment    Partners'
                                                       Fund IX, L.P.   Fund X, L.P.   Fund XI, L.P.   Trust, Inc.     Capital
                                                       -------------   ------------   -------------   ------------  ----------
BALANCE, December 31, 1997                             $           0   $          0   $           0   $   M     0   $         0

  Contributions                                            3,636,662      7,252,823               0             0    10,889,485
  Net income                                                 243,597        271,294          25,656        14,691       555,238
  Distributions                                             (360,390)      (405,054)        (38,112)      (21,824)     (825,380)
                                                       -------------   ------------   -------------   ------------  -----------
BALANCE, December 31, 1998                                 3,519,869      7,119,063         (12,456)       (7,133)   10,619,343

  Net income                                                 261,867        325,357          56,955        25,103       669,282
  Distributions                                             (380,628)      (472,912)        (82,761)      (36,488)     (972,789)
                                                       -------------   ------------   -------------   ------------  -----------
BALANCE, December 31, 1999                             $   3,401,108   $  6,971,508   $     (38,262)  $   (18,518)  $10,315,836
                                                       =============   ============   =============   ============  ===========

       The accompanying notes are an integral part of these statements.

                              THE OHMEDA BUILDING

                           STATEMENTS OF CASH FLOWS

                   FOR THE YEAR ENDED DECEMBER 31, 1999 AND

                         FOR THE PERIOD FROM INCEPTION

                   (FEBRUARY 13, 1998) TO DECEMBER 31, 1998

                                                                               1999                1998
                                                                             ---------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $ 669,282         $    555,238
                                                                             ---------         ------------
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                           326,304              299,112
        Changes in assets and liabilities:
          Accounts receivable                                                 (184,614)             (13,969)
          Accounts payable and accrued expenses                                 92,016              157,691
                                                                             ---------         ------------
            Total adjustments                                                  233,706              442,834
                                                                             ---------         ------------
            Net cash provided by operating activities                          902,988              998,072
                                                                             ---------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate                                                          0          (10,904,496)
                                                                             ---------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Contributions received from partners                                               0           10,889,485
  Distributions paid to partners                                              (983,062)                   0
                                                                             ---------         ------------
            Net cash (used in) provided by financing activities               (983,062)          10,889,485
                                                                             ---------         ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (80,074)             983,061

CASH AND CASH EQUIVALENTS, beginning of period                                 983,061                    0
                                                                             ---------         ------------
CASH AND CASH EQUIVALENTS, end of period                                     $ 902,987         $    983,061
                                                                             =========         ============

        The accompanying notes are an integral part of this statement.

                              THE OHMEDA BUILDING


                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

     The Ohmeda Building ("Ohmeda") is a two-story office building located in Louisville, Colorado. The building is owned by Fund IX, X, XI, and REIT Associates, a joint venture between Wells Real Estate Fund IX, L.P. ("Fund IX"), Wells Real Estate Fund X, L.P. ("Fund X"), Wells Real Estate Fund XI, L.P. ("Fund XI"), and Wells Real Estate Investment Trust, Inc. ("REIT"). As of December 31, 1999, Fund IX, Fund X, Fund XI, and REIT owned 39%, 48%, 9%, and 4% of Ohmeda, respectively. Allocation of net income and distributions are made in accordance with ownership percentages.

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

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of Ohmeda as of December 31, 1999.

     Depreciation is calculated using the straight-line method over 25 years.

     Revenue Recognition

     The lease on Ohmeda is classified as an operating lease, and the related rental income is recognized on a straight-line basis over the term of the lease.

     Cash and Cash Equivalents

     For the purpose of the statements of cash flow, Ohmeda considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market.


2.   RENTAL INCOME

     The future minimum rental income due Ohmeda under noncancelable operating leases at December 31, 1999 is as follows:

          Year ending December 31:
             2000                                       $1,004,517
             2001                                        1,004,517
             2002                                        1,004,517
             2003                                        1,050,509
             2004                                        1,102,639
          Thereafter                                        92,250
                                                       -----------
                                                        $5,258,949
                                                       ===========

     One tenant contributed 100% of rental income for the year ended December 31, 1999 and represents 100% of the future minimum rental income above.

 3.  RELATED-PARTY TRANSACTIONS

     Fund IX, Fund X, Fund XI, and REIT Associates entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of Fund IX, Fund X, Fund XI, and REIT Associates. In consideration for supervising management of the property, Fund IX, Fund X, Fund XI, and REIT Associates will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

     Ohmeda incurred management and leasing fees of $46,911 and $41,688 for the years ended December 31, 1999 and 1998, respectively, which were paid to Wells Management.

 4.  COMMITMENTS AND CONTINGENCIES

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against Ohmeda or its partners. In the normal course of business, Ohmeda or its partners may become subject to such litigation or claims.

                        WELLS REAL ESTATE FUND IX, L.P.

                     (A Georgia Public Limited Partnership)


       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999


                                                                                  Initial Cost
                                                                           ---------------------------          Costs of
                                                                                         Building and         Capitalized
Description                        Ownership           Encumbrances             Land     Improvements         Improvements
------------                       ---------          -------------        ------------  -------------       ---------------
ABB PROPERTY (a)                        39%                 None              $ 582,897      $ 744,164           $ 6,616,885

TCI-DALLAS PROPERTY (b)                 45                  None                650,000              0             4,016,866

U.S. CELLULAR PROPERTY (c)              45                  None                833,942              0            10,055,562

MATSUSHITA PROPERTY (d)                 45                  None              2,108,304      5,120,835               383,594

CIRRUS LOGIC PROPERTY (e)               45                  None                881,840      6,182,710               402,096

LUCENT TECHNOLOGIES (f)                 39                  None              1,002,723      4,386,374               242,241

360 INTERLOCKEN (g)                     39                  None              1,570,000      6,733,500               437,266

IOMEGA PROPERTY (h)                     39                  None                597,000      4,674,624               876,459

OHMEDA PROPERTY (i)                     39                  None              2,613,600      7,762,481               528,415
                                                                           ------------   ------------          ------------
          Total                                                             $10,840,306    $35,604,688           $23,559,384
                                                                           ------------   ------------          ------------

                                                                   Gross Amount at Which Carried at December 31, 1999
                                                    --------------------------------------------------------------------------
                                                                        Buildings and     Construction
Description                                            Land             Improvements      in Progress             Total
------------                                        ---------          -------------     -------------        ----------------
ABB PROPERTY (a)                                        $ 607,930           $ 7,336,016       $      0             $ 7,943,946

TCI-DALLAS PROPERTY (b)                                   677,914             3,988,952              0               4,666,866

U.S. CELLULAR PROPERTY (c)                                896,698             9,992,806              0              10,889,504

MATSUSHITA PROPERTY (d)                                 2,220,993             5,391,740              0               7,612,733

CIRRUS LOGIC PROPERTY (e)                                 928,974             6,537,672              0               7,466,646

LUCENT TECHNOLOGIES (f)                                 1,051,138             4,580,200              0               5,631,338

360 INTERLOCKEN (g)                                     1,650,070             7,090,696              0               8,740,766

IOMEGA PROPERTY (h)                                       641,988             5,506,095              0               6,148,083

OHMEDA PROPERTY (i)                                     2,746,894             8,157,602              0              10,904,496
                                                      -----------          ------------       --------           -------------
          Total                                       $11,422,599           $58,581,779       $      0             $70,004,378
                                                      ===========          ============       ========           =============
                                                                                                                Life on Which
                                                     Accumulated              Date of          Date              Depreciation
Description                                          Depreciation           Construction     Acquired           Is Computed (j)
                                                     ------------           ------------     ---------          ---------------
ABB PROPERTY (a)                                      $1,049,682                1997           12/10/96            20 to 25 years

TCI-DALLAS PROPERTY (b)                                  550,226                1996           10/10/96            20 to 25 years

U.S. CELLULAR PROPERTY (c)                             1,479,727                1997           06/17/96            20 to 25 years

MATSUSHITA PROPERTY (d)                                  647,009                1997           01/10/97            20 to 25 years

CIRRUS LOGIC PROPERTY (e)                                818,176                1997           02/20/97            20 to 25 years

LUCENT TECHNOLOGIES (f)                                  290,075                1998           06/24/98            20 to 25 years

360 INTERLOCKEN (g)                                      524,979                1996           03/20/98            20 to 25 years

IOMEGA PROPERTY (h)                                      301,916                1998           07/01/98            20 to 25 years

OHMEDA PROPERTY (i)                                      625,416                1998           02/13/98            20 to 25 years
                                                      ----------
          Total                                       $6,287,206
                                                      ==========



(a) The Knoxville Property consists of a three-storey office building located in Knoxville, Tennessee. It is owned by Fund IX, X, XI, and REIT Joint Venture.
(b) The TCI-Dallas Property consists of a one-storey office building located in Farmers Branch, Texas. It is owned by Fund VII and IX Associates.
(c) The U.S. Cellular Property consists of a four-storey office building located in Madison, Wisconsin. It is owned by Fund VII and IX Associates.
(d) The Matsushita Property consists of a two-story office building located in Irvine, California. It is owned by Fund VIII and IX Associates.
(e) The Cirrus Logic Property consists of a two-story office building located in Broomfield, Colorado. It is owned by Fund VIII and IX Associates.
(f) The Lucent Technologies Property consists of a one-story office building located in Oklahoma City, Oklahoma. It is owned by Fund IX-X-XI-REIT Joint Venture.
(g) The 360 Interlocken Property consists of one tree-story multi-tenant office building located in Broomfield, Colorado. It is owned by Fund IX-X-XI-REIT Joint Venture.
(h) The Iomega Property consists of a one-story warehouse and office building located in Ogden, Utah. It is owned by Fund IX-X-XI-REIT Joint Venture.
(i) The Ohmeda Property consists of a two-story office building located in Louisville, Colorado. It is owned by Fund IX-X-XI-REIT Joint Venture.
(j) Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

                        WELLS REAL ESTATE FUND IX, L.P.

                     (A Georgia Public Limited Partnership)


       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999




                                                                                                           Accumulated
                                                                                             Cost          Depreciation
                                                                                     ----------------     -------------
BALANCE AT DECEMBER 31, 1996                                                              $10,994,486        $   50,444

  1997 additions                                                                           26,196,182           931,743
                                                                                     ----------------     -------------
BALANCE AT DECEMBER 31, 1997                                                               37,190,668           982,187

  1998 additions                                                                           31,836,787         2,501,129
                                                                                     ----------------     -------------
BALANCE AT DECEMBER 31, 1998                                                               69,027,455         3,483,316

  1999 additions                                                                              976,923         2,803,890
                                                                                     ----------------     -------------
BALANCE AT DECEMBER 31, 1999                                                              $70,004,378        $6,287,206
                                                                                     ================     =============

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

Exhibit
Number    Description of Document
------    -----------------------

*3(a) Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund IX, L.P. (Exhibit 3(a) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*3(b) Certificate of Limited Partnership of Wells Real Estate Fund IX, L.P. (Exhibit 3(c) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(a) Leasing and Tenant Coordinating Agreement between Wells Real Estate Fund IX, L.P. and Wells Management Company, Inc. (Exhibit 10(d) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(b) Management Agreement between Wells Real Estate Fund IX, L.P. and Wells Management Company, Inc. (Exhibit 10(e) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(c) Amended and Restated Custodial Agency Agreement between Wells Real Estate Fund IX, L.P. and NationsBank of Georgia, N.A. (Exhibit 10(f) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(d) Joint Venture Agreement of Fund VIII and Fund IX Associates dated June 10, 1996 (Exhibit 10(aa) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(e) Agreement for the Purchase and Sale of Real Property dated April 23, 1996, between American Family Mutual Insurance Company and Wells Capital, Inc. (Exhibit 10(bb) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(f) Agreement to Lease dated June 18, 1996, between Fund VIII and IX Associates and Westel-Milwaukee, Inc., d/b/a Cellular One (Exhibit 10(cc) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(g) Development Agreement dated June 18, 1996, between Fund VIII and Fund IX Associates and ADEVCO Corporation (Exhibit 10(dd) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(h) Owner-Contractor Agreement dated June 18, 1996, with Kraemer Brothers, Inc. (Exhibit 10(ee) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(i) First Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated October 10, 1996 (Exhibit 10(ii) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(j) Agreement for the Purchase and Sale of Property dated October 10, 1996, between TCI Valwood Limited Partnership I and Fund VIII and Fund IX Associates (Exhibit 10(ff) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(k) Build to Suite Industrial Lease Agreement dated November 1, 1995, between Industrial Developments International, Inc. and TCI Central, Inc., as amended July 16, 1996 and August 29, 1996 (Exhibit 10(gg) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(l) Assignment and Assumption of Lease dated October 10, 1996, between TCI Valwood Limited Partnership I and The Bank of New York, as Agent for Fund VIII and Fund IX Associates (Exhibit 10(hh) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(m) Real Estate Option Agreement dated December 9, 1996, between The Development Corporation of Knox County and Wells Real Estate Fund IX, L.P. (Exhibit 10(jj) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(n) Lease Agreement for the ABB Building dated December 10, 1996, between Wells Real Estate Fund IX, L.P. and ABB Flakt, Inc. (Exhibit 10(kk) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(o) Development Agreement relating to the ABB Building dated December 10, 1996, between Wells Real Estate Fund IX, L.P. and ADEVCO Corporation (Exhibit 10(ll) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(p) Owner-Contractor Agreement relating to the ABB Building dated November 1, 1996, between Wells Real Estate Fund IX, L.P. and Integra Construction, Inc. (Exhibit 10(mm) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(q) Second Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated January 7, 1997 (Exhibit 10(ii) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10(r) Agreement for the Purchase and Sale of Property with Magellan Bake Parkway Limited Partnership dated December, 1996 (Exhibit 10(jj) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10(s) Office Lease with Matsushita Avionics Systems Corporation dated April 29, 1996 (Exhibit 10(kk) to Form 10-K of Wells Real Estate

          Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10(t) Third Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated February 18, 1997 (Exhibit 10(ll) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10(u) Agreement for the Purchase and Sale of Property with Orix Prime West Broomfield II Venture dated February 5, 1997 (Exhibit 10(mm) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10(v) Lease with Cirrus Logic, Inc. dated July 5, 1995 (Exhibit 10(nn) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10(w) Joint Venture Agreement of Fund IX and Fund X Associates dated March 20, 1997 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(x) Agreement for the Purchase and Sale of Real Property relating to the Lucent Technologies Building dated May 30, 1997, between Fund IX and Fund X Associates and Wells Development Corporation (Exhibit 10(k) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(y) Net Lease Agreement for the Lucent Technologies Building dated May 30, 1997, between Wells Development Corporation and Lucent Technologies, Inc. (Exhibit 10(l) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(z) Development Agreement relating to the Lucent Technologies Building dated May 30, 1997, between Wells Development Corporation and ADEVCO Corporation (Exhibit 10(m) to Post-Effective Amendment No. 2 to
          Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(aa) First Amendment to Net Lease Agreement for the Lucent Technologies Building dated March 30, 1998 (Exhibit 10.10(a) to

          Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(bb) Amended and Restated Joint Venture Agreement of The Fund IX, Fund X, Fund XI and REIT Joint Venture (the "IX-X-XI-REIT Joint Venture") dated July 11, 1998 (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(cc) Agreement for the Purchase and Sale of Real Property relating to the Ohmeda Building dated November 14, 1997 between Lincor Centennial, Ltd. and Wells Real Estate Fund X, L.P. (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(dd) Agreement for the Purchase and Sale of Property relating to the 360 Interlocken Building dated February 11, 1998 between Orix Prime West Broomfield Venture and Wells Development Corporation (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(ee) Purchase and Sale Agreement relating to the Iomega Building dated February 4, 1998 with SCI Development Services Incorporated (Exhibit
          10.11 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(ff)   Lease Agreement for the Iomega Building dated April 9, 1996 (Exhibit
          10.12 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(gg) Temporary Lease Agreement for remainder of the ABB Building dated September 10, 1998 between the IX-X-XI-REIT Joint Venture and Associates Housing Finance, LLC (Exhibit 10.35 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(hh) Rental Income Guaranty Agreement relating to the Bake Parkway Building dated February 18, 1999, between Wells Operating Partnership, L.P. and Fund VIII and Fund IX Associates (Exhibit 10.53 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)