Form 10-Q
period 2000-03-31
WELLS REAL ESTATE FUND IX LP
filed 2000-05-11
CIK 929921

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended   March 31, 2000      or
                              ----------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________________ to __________________

Commission file number                   0-22039
                       ---------------------------------------------------------

                        Wells Real Estate Fund IX, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                          58-2126622
--------------------------------                     ----------------------
(State of other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification no.)

 6200 The Corners Parkway, Suite 250, Norcross, Georgia            30092
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

Yes  X     No___
    ---

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund IX, L.P.
                        -------------------------------

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets - March 31, 2000
              and December 31, 1999......................................   3

             Statements of Income for the Three Months
              Ended March 31, 2000 and 1999..............................   4

             Statements of Partners' Capital for the Year Ended
              December 31, 1999 and the Three Months
              Ended March 31, 2000.......................................   5

             Statements of Cash Flows for the Three  Months
              Ended March 31, 2000 and 1999..............................   6

             Condensed Notes to Financial Statements.....................   7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............   8

PART II.  OTHER INFORMATION .............................................  19

                        WELLS REAL ESTATE FUND IX, L.P.
                    (a Georgia Public Limited Partnership)

                                BALANCE SHEETS

               Assets                               March 31, 2000    December 31, 1999
               ------                               --------------    -----------------
Investment in joint venture (Note 2)                  $ 26,974,263         $ 27,196,918
Cash and Cash equivalents                                   51,940              102,194
Due from affiliates                                        730,645              639,956
Deferred project costs                                       3,721                5,485
                                                      ------------         ------------

     Total assets                                     $ 27,760,569         $ 27,944,553
                                                      ============         ============
 Liabilities and Partners' Capital
 ---------------------------------

Liabilities:
 Partnership distributions payable                         679,089              628,046
                                                      ------------         ------------

     Total liabilities                                     679,089              628,046
                                                      ------------         ------------

Partners' capital:
Limited partners:
 Class A-3,074,822 units outstanding as
   of March 31, 2000 and 3,072,322
   units as of December 31, 1999                        26,178,277           26,114,657

 Class B-425,178 units outstanding as
   of March 31, 2000 and 427,678
   units as of December 31, 1999                           903,203            1,201,850
                                                      ------------         ------------

     Total partners' capital                            27,081,480           27,316,507
                                                      ------------         ------------

     Total liabilities and partners' capital          $ 27,760,569         $ 27,944,553
                                                      ============         ============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                    (a Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

                                                            Three Months Ended
                                                            ------------------
                                                      March 31, 2000     March 31, 1999
                                                      --------------     --------------
Revenues:
  Equity in income of joint ventures
     (Note 2)                                            $ 461,867          $ 409,083
                                                         ---------          ---------
                                                           461,867            409,083
                                                         ---------          ---------

Expenses:
  Computer cost                                              3,067              2,435
  Partnership administration                                 8,427             19,158
  Legal and accounting fees                                 12,781              5,704
  Amortization of organization costs                             0              1,562
                                                         ---------          ---------
                                                            24,275             28,859
                                                         ---------          ---------

  Net income                                             $ 437,592          $ 380,224
                                                         =========          =========

Net income allocated to Class A Limited Partners         $ 729,214          $ 685,045

Net loss allocated to Class B Limited Partners           $(291,622)         $(304,821)

Net income per weighted average per Class A Limited
  Partner Unit                                           $    0.24          $    0.23

Net loss per weighted average Class B Limited
  Partner Unit                                           $   (0.69)         $   (0.66)

Cash distribution per Class A Limited
  Partner Unit                                           $    0.22          $    0.23

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                    (a Georgia Public Limited Partnership)

                        STATEMENT OF PARTNERS' CAPITAL
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                       AND YEAR ENDED DECEMBER 31, 1999

                                                             Limited Partners
                                                            ------------------
                                                                                                                           Total
                                                 Class A                           Class B                 General        Partners'
                                       ----------------------------       --------------------------
                                          Units           Amount            Units           Amount         Partners       Capital
                                          -----           ------            -----           ------         --------       -------
BALANCE, December 31, 1998              2,989,875      $ 25,646,950        510,125      $  2,879,510         $   0     $ 28,526,460

 Net income (loss)                              0         2,713,636              0        (1,223,305)            0        1,490,331
 Partnership distributions                      0        (2,700,284)             0                 0             0       (2,700,284)
 Class B conversion elections              82,447           454,355        (82,447)         (454,355)            0                0
                                       ----------      ------------       --------      ------------         -----     ------------

BALANCE, December 31, 1999              3,072,322      $ 26,114,657        427,678      $  1,201,850         $   0     $ 27,316,507

  Net income (loss)                             0           729,214              0          (291,622)            0          437,592
  Partnership distributions                     0          (672,619)             0                 0             0         (672,619)
  Class B conversion elections              2,500             7,025         (2,500)           (7,025)            0                0
                                       ----------      ------------       --------      ------------         -----     ------------

BALANCE, March 31, 2000                 3,074,822      $ 26,178,277        425,178      $    903,203         $   0     $ 27,081,480
                                       ==========      ============       ========      ============         =====     ============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                     (a Georgia Public Limited Partnership)

                            STATEMENT OF CASH FLOWS


                                                                                   Three Months Ended
                                                                                   ------------------
                                                                    March 31, 2000                     March 31, 1999
                                                                    --------------                     --------------
  Cash flow from operating activities:
  Net income                                                           $  437,591                         $  380,224
   Adjustments to reconcile net income to net
         cash used in by operating activities:
      Equity in income of joint venture                                  (461,867)                          (409,083)
        Amortization of organization costs                                      0                              1,562
   Changes in assets and liabilities:
          Accounts payable                                                      0                             (3,500)
                                                                       ----------                         ----------
            Net cash (used in) operating activities                       (24,276)                           (30,797)
                                                                       ==========                         ==========

  Cash flow from investing activities:
    Distributions received from joint ventures                            639,956                            739,441
    Investment in joint ventures                                          (44,358)                           (76,205)
                                                                       ----------                         ----------
            Net cash provided by investing activities                     595,598                            663,236
                                                                       ----------                         ----------

  Cash flow from financing activities:
      Distributions to partners from
            accumulated earning                                          (621,576)                          (681,204)
                                                                       ----------                         ----------

            Net cash used in financing activities                        (621,576)                          (681,204)
                                                                       ----------                         ----------

 Net (decrease) in cash and cash equivalents                              (50,254)                           (49,765)

  Cash and cash equivalents, beginning of year                            102,194                            326,022
                                                                       ----------                         ----------

  Cash and cash equivalents, end of period                             $   51,940                         $  276,257
                                                                       ==========                         ==========

 Supplemental disclosure of noncash investing
  activities:  Deferred project costs applied to
  joint venture activities                                             $    1,764                         $    3,361
                                                                       ==========                         ==========


           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                     (A Georgia Public Limited Partnership)

                     Condensed Notes to Financial Statement

                                 March 31, 2000

(1)  Summary of Significant Accounting Policies

     (a) General
     -----------

     Wells Real Estate Fund IX, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., as General Partners. The Partnership was formed on August 15, 1994, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing for investment purposes income producing commercial properties.

     On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 26,1996, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. The offering was terminated on December 30, 1996, at which time the Partnership had sold 2,935,931 Class A Status Units, and 564,069 Class B Status Units, held by a total of 1,841 and 257 Class A and Class B Limited Partners respectively, for total Limited Partner capital contributions of $35,000,000. After payment of $1,400,000 in acquisition and advisory fees and expenses, payments of $5,254,603 in selling commissions and organization and offering expenses, the investment by the Partnership of $13,289,359 in the Fund VIII - Fund IX Joint Venture and the investment by the Partnership of $14,982,434 in the Fund IX-X-XI-REIT Joint Venture, as of March 31, 2000, the Partnership was holding net offering proceeds of $73,604 available for investment in properties.

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

     As of March 31, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four-story office building in Madison, Wisconsin (the "US Cellular Office Building"), which is owned by the Fund VIII - IX Joint Venture; (ii) a one-story office building in Farmer's Branch, Texas (the "TCI Building"), which is owned by the Fund VIII - IX

     Joint Venture; (iii) a three-story office building in Knoxville, Tennessee (the "ABB Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (iv) a two-story office building in Irvine, California (the "Matsushita Building"), which is owned by the Fund VIII - IX Joint Venture;
     (v) a two-story office building in Boulder County, Colorado (the "Cirrus Logic Building"), which is owned by the Fund VIII - IX Joint Venture; (vi) a two-story office building in Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (vii) a three-story office building located in Boulder County, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (viii) a one-story office building located in Oklahoma City, Oklahoma (the "Lucent Technologies Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; and (ix) a single-story warehouse and office building located in Ogden, Weber County, Utah (the "Iomega Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture.

     (b)  Basis of Presentation
     --------------------------

     The financial statements of Wells Real Estate Fund IX, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1999.

     2)  Investment in Joint Ventures
     --------------------------------

     The Partnership owns interests in several properties as of March 31, 2000, through its ownership in joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information on investments in joint ventures, see Form 10-K for the Partnership for the year ended December 31, 1999.

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     (a) General
     -----------

     As of March 31, 2000, the developed properties owned by the Partnership were 100% occupied, whereas they were 99.8% occupied at March 31, 1999. Gross revenues of the Partnership were $461,867 for the three months ended March 31, 2000, as compared to $409,083 for the three months ended March 31, 1999. The increase was attributable primarily to the equity in income of joint venture due to the increase in gross revenues at the ABB property which is now 100% occupied and income from the parking lot expansion at the Iomega property. Expenses of the Partnership decreased to $24,276 for the three months ended March 31, 2000, as compared to $28,859 for the same period in 1999, as a result of decreased activity primarily in administrative salaries. As a result, net income of the Partnership was $437,591 for the three months ended March 31, 2000, as compared to a net income of $380,224 for the three months ended March 31, 1999.

     The Partnership's net cash used in operating activities decreased to $(24,276) for 2000, as compared to $(30,797) for 1999, which is due primarily the decrease in expenses. Net cash provided by investing activities decreased to $595,598 from $663,236 because of the decreased distributions received from joint ventures. Net cash used in financing activities decreased from $681,204 to $621,576 due to the distribution to partners from accumulated earnings. Cash and cash equivalents decreased from $276,257 to $51,940 for the same period in 2000.

     The Partnership's distributions from Net Cash from Operations accrued to Class A Unit holders for the first quarter of 2000 was $0.22 per weighted average unit compared to $0.23 for the same period in 1999.

     The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

     The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from limited partners' capital contributions. As of March 31, 2000, the Partnership was holding $73,604 available for investment in properties.

Property Operations
-------------------

As of March 31, 2000, the Partnership owned interests in the following operational properties

The TCI Building/Fund VIII - IX Joint Venture
---------------------------------------------

                                                                    Three Months Ended
                                                                    ------------------
                                                           March 31, 2000          March 31, 1999
                                                           --------------          --------------
Revenues:
Rental income                                                 $113,794                $113,794
Interest income                                                  8,840                   8,921
                                                              --------                --------
                                                               122,634                 122,715
                                                              --------                --------

Expenses:
  Depreciation                                                  41,648                  41,648
  Management & leasing expenses                                  4,300                   4,300
  Other operating expenses                                       4,222                   4,132
                                                              --------                --------
                                                                50,170                  50,080
                                                              --------                --------

Net income                                                    $ 72,464                $ 72,635
                                                              ========                ========

Occupied %                                                         100%                    100%

Partnership's Ownership %                                         45.2%                   45.2%

Cash Distribution to Partnership                              $ 48,738                $ 48,815

Net income allocated to the
  Partnership                                                 $ 32,756                $ 32,833


Rental income, net income and cash distributions are stable for 2000, as compared to 1999, due to the stable occupancy rate.

The Matsushita Building/Fund VIII - IX Joint Venture
----------------------------------------------------

                                                Three Months Ended
                                                ------------------
                                         March 31, 2000    March 31, 1999
                                         --------------    --------------
Revenues:
  Rental income                             $164,379          $164,379
                                            --------          --------

Expenses:
  Depreciation                                53,918            53,918
  Management & leasing expenses                    0             6,313
  Other operating expenses                    (9,270)            4,043
                                            --------          --------
                                              44,648            64,274
                                            --------          --------
Net income                                  $119,731          $100,105
                                            ========          ========

Occupied %                                       100%              100%

Partnership's Ownership %                       45.2%             45.2%

Cash Distribution to Partnership            $ 86,542          $ 75,184

Net income allocated to the
  Partnership                               $ 54,122          $ 45,251


Matsushita Avionics and the Fund VIII - Fu nd IX Joint Venture entered into a lease guaranty termination agreement dated February 18, 1999. Matsushita Avionics vacated its current space in January 2000 and was relieved of any of its obligations under the existing lease on the commencement date of the new Matsushita lease in January 2000. In consideration for the Fund VIII - Fund IX Joint Venture releasing Matsushita Avionics from its obligations under the existing lease and thereby allowing Wells Operating Partnership, L.P. ("Wells OP"), to enter into the Matsushita lease with Matsushita Avionics, Wells OP entered into a rental income guaranty agreement dated as of February 18, 1999, whereby Wells OP guaranteed the Fund VIII - Fund IX Joint Venture that it will receive rental income on the existing building at least equal to the rent and building expenses over the remaining term of the Matsushita lease.

Operating expenses are negative due to actual expenses being lower than Wells OP operating expense reimbursements in 2000. Management and leasing expense will not be paid until the building is re-leased.

The Cirrus Logic Building/Fund VIII - IX Joint Venture
------------------------------------------------------

                                                 Three Months Ended
                                                 ------------------
                                      March 31, 2000     March 31, 1999
                                      --------------     --------------
Revenues:
Rental income                           $184,539             $184,539
                                        --------             --------

Expenses:
  Depreciation                            72,765               72,765
  Management & leasing expenses           10,314                8,839
  Other operating expenses                  (299)               5,610
                                        --------             --------
                                          82,780               87,214
                                        --------             --------
Net income                              $101,759             $ 97,325
                                        ========             ========

Occupied %                                   100%                 100%

Partnership's Ownership                     45.2%                45.2%

Cash distribution to Partnership        $ 71,829             $ 69,825

Net income allocated to the
  Partnership                           $ 45,998             $ 43,994


Net income remains relatively stable, while expenses have decreased and distributions have increased due primarily to increased common area maintenance billings to the tenant. Tenants are billed an estimated amount for common area maintenance, which is then reconciled the following year and the difference billed to the tenant.

The US Cellular One Building/Fund VIII - IX Joint Venture
---------------------------------------------------------

                                                    Three Months Ended
                                                    ------------------
                                          March 31, 2000       March 31, 1999
                                          --------------       --------------
Revenues:
  Rental income                                $320,519            $320,519
                                               --------            --------

Expenses:
  Depreciation                                  150,414             150,378
  Management & leasing expenses                  34,498              35,187
  Other operating expenses                      (12,716)              4,925
                                               --------            --------
                                                172,196             190,490
                                               --------            --------
Net income                                     $148,323            $130,029
                                               ========            ========

Occupied %                                          100%                100%

Partnership's Ownership %                          45.2%               45.2%

Cash Distribution to Partnership               $132,572            $123,448

Net income allocated to the
  Partnership                                  $ 67,047            $ 58,777


Net income increased in 2000, as compared to 1999, due to an increase in CAM reimbursement billed in 2000 to the tenants. Tenants are billed an estimated amount for common area maintenance which is then reconciled the following year and the difference billed to the tenant.

The ABB Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------

                                                  Three Months Ended
                                                  ------------------
                                           March 31, 2000    March 31, 1999
                                           --------------    --------------
Revenues:
  Rental income                                $315,165          $260,092
  Interest income                                17,728            15,060
                                               --------          --------
                                                332,893           275,152
                                               --------          --------

Expenses:
  Depreciation                                   98,454           134,100
  Management & leasing expenses                  25,253            21,386
  Other operating expenses                       (6,063)          (11,607)
                                               --------          --------
                                                117,644           143,879
                                               --------          --------

Net income                                     $215,249          $131,273
                                               ========          ========

Occupied %                                          100%               98%

Partnership's Ownership %                          39.2%             38.9%

Cash distribution to Partnership               $121,510          $100,085

Net income allocated to the
  Partnership                                  $ 84,368          $ 51,949


Net income increased in 2000, over 1999, due primarily to the increased occupancy level of the property. Total expenses decreased due to a decrease in depreciation expense. Other operating expenses are negative due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursements. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. Cash distributions increased in 2000 over 1999 due to a combination of increased rental income and decreased expenses. The Partnership's ownership percentage increased due to the contribution of additional cash fundings to the IX-X-XI-REIT Joint Venture in the first quarter of 2000.

It is currently anticipated that the total cost to complete the necessary tenant improvements, estimated to be approximately $50,000, will be contributed by Fund
X. this tenant improvement relates to the 23,999 rentable square feet of additional space leased by ABB after a former tenant, the Associates Housing Finance, vacated the space.

The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture
---------------------------------------------------

                                                  Three Months Ended
                                                  ------------------
                                             March 31, 2000   March 31, 1999
                                             --------------   --------------
Revenues:
Rental income                                    $256,829        $256,829
                                                 --------        --------

Expenses:
  Depreciation                                     81,576          81,576
  Management & leasing expenses                    17,001          11,618
  Other operating expenses, net of
          reimbursements                           27,594             363
                                                 --------        --------
                                                  126,171          93,557
                                                 --------        --------

Net income                                       $130,658        $163,272
                                                 ========        ========

Occupied %                                            100%            100%

Partnership's Ownership %                            39.2%           38.9%

Cash distribution to Partnership                 $ 80,953        $ 94,648

Net income allocated to the
  Partnership                                    $ 51,213        $ 64,620

Net income decreased in 2000, as compared to 1999, due to an overall increase in expenses. Operating expenses increased significantly due to the rise in real estate taxes, which stemmed from the revaluation of the property by Boulder County authorities in 1999.

Cash distributions have decreased largely because of the decrease in net income. The Partnership's ownership percentage increased due to additional fundings to the IX-X-XI-REIT Joint Venture.

The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------

                                                    Three Months Ended
                                                    ------------------
                                              March 31, 2000    March 31, 1999
                                              --------------    --------------
Revenues:
Rental income                                    $206,189          $206,522
                                                 --------          --------

Expenses:
  Depreciation                                     71,670            71,670
  Management & leasing expenses                    20,907            17,864
  Other operating expenses, net of
    reimbursements                                (16,920)           (2,250)
                                                 --------          --------
                                                   75,657            87,284
                                                 --------          --------

Net income                                       $130,532          $119,238
                                                 ========          ========

Occupied %                                            100%              100%

Partnership's Ownership %                            39.2%             38.9%

Cash distribution to Partnership                 $ 79,784          $ 74,879

Net income allocated to the
  Partnership                                    $ 51,162          $ 47,107


Net income increased in 2000, as compared to 1999, due to an increase in CAM reimbursement billed in 2000 to the tenants. Other operating expenses are negative due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursement. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the following year and the difference billed to the tenants.

Cash distributions and net income allocated to the Partnership for the quarter increased in 2000 over 1999, due to an increase in net income . The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture increased due to additional fundings by the Partnership to the Joint Venture.

The Lucent Technologies Building/Fund IX-X-XI-REIT Joint Venture
----------------------------------------------------------------

                                                Three Months Ended
                                                ------------------
                                        March 31, 2000      March 31, 1999
                                        --------------      --------------
Revenues:
Rental income                              $145,752           $145,752
                                           --------           --------

Expenses:
  Depreciation                               45,801             45,801
  Management & leasing expenses               5,370              5,370
  Other operating expenses                    3,481              3,014
                                           --------           --------
                                             54,652             54,185
                                           --------           --------

Net income                                 $ 91,100           $ 91,567
                                           ========           ========

Occupied %                                      100%               100%

Partnership's Ownership %                      39.2%              38.9%

Cash distribution to Partnership           $ 49,537           $ 49,822

Net income allocated to the
  Partnership                              $ 35,707           $ 36,251

Rental income, net income and distributions remained relatively stable as compared to 1999, due to the stable occupancy rate. The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture increased due to additional fundings by the Partnership to the Joint Venture.

The Iomega Building/Fund IX-X-XI-REIT Joint Venture
---------------------------------------------------

                                                     Three Months Ended
                                                     ------------------
                                               March 31, 2000    March 31, 1999
                                               --------------    --------------
Revenues:
Rental income                                    $168,250          $123,873
                                                 --------          --------

Expenses:
  Depreciation                                     55,062            48,495
  Management & leasing expenses                     7,280             5,603
  Other operating expenses                          5,148            (1,713)
                                                 --------          --------
                                                   67,490            52,385
                                                 --------          --------

Net income                                       $100,760          $ 71,488
                                                 ========          ========

Occupied %                                            100%              100%

Partnership's Ownership %                            39.2%             38.9%

Cash distribution to Partnership                 $ 59,180          $ 45,962

Net income allocated to the Partnership          $ 39,494          $ 28,304


Rental income increased in 2000, as compared to 1999, due to the completion of the parking lot complex in the second quarter of 1999. Total expenses increased in 2000, over 1999, due to an increase in depreciation and real estate tax expenses relating to the new parking lot.

Cash distributions increased in 2000, over 1999, due primarily to the increase in net income. The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture increased due to additional funding by the Partnership to the Joint Venture.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6 (b). No reports were filed during the first quarter of 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WELLS REAL ESTATE FUND IX, L.P.
                         (Registrant)
Dated: May 11, 2000      By: /s/ Leo F. Wells, III
                             ---------------------
                         Leo F. Wells, III, as Individual
                         General Partner and as President,
                         Sole Director and Chief Financial
                         Officer of Wells Capital, Inc., the
                         General Partner of Wells Partners, L.P.