Form 10-Q
period 2000-06-30
WELLS REAL ESTATE FUND IX LP
filed 2000-08-11
CIK 929921

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000 or
                               -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________________to__________________

Commission file number         0-22039
                      --------------------------------------------------------
                        Wells Real Estate Fund IX, L.P.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Georgia                             58-2126622
-----------------------------------      -------------------------
  (State of other jurisdiction of            (I.R.S. Employer
  incorporation or organization)            Identification no.)

 6200 The Corners Parkway, Suite 250,        Norcross, Georgia         30092
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

Yes    X      No
    --------     ----------

                                   Form 10-Q
                                   ---------

                         Wells Real Estate Fund IX,L.P.
                        -------------------------------

                                     INDEX
                                     -----




PART I.  FINANCIAL INFORMATION

                                                                                 Page No.
                                                                                 --------
      Item 1.  Financial Statements

               Balance Sheets - June 30, 2000
                 and December 31, 1999...................................             3

               Statements of Income for the Three Months and Six Months
                 Ended June 30, 2000 and 1999............................             4

               Statements of Partners' Capital for the Year Ended
                 December 31, 1999 and the Six Months
                 Ended June 30, 2000.....................................             5

               Statements of Cash Flows for the Six Months
                 Ended June 30, 2000 and 1999............................             6

               Condensed Notes to Financial Statements...................             7

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations................................................             8


PART II.  OTHER INFORMATION..............................................            19

                        WELLS REAL ESTATE FUND IX, L.P.
                     (a Georgia Public Limited Partnership)

                                 BALANCE SHEETS

               Assets                            June 30, 2000                   December 31, 1999
------------------------------------  ------------------------------------  ---------------------------
Investment in joint ventures                   $ 26,704,952                          $ 27,196,918
  (Note 2)
 Cash and Cash equivalents                           75,719                               102,194
 Due from affiliates                                732,160                               639,956
 Deferred project costs                               3,721                                 5,485
                                               ------------                          ------------
       Total assets                            $ 27,516,552                          $ 27,944,553
                                               ============                          ============

 Liabilities and Partners' Capital
------------------------------------

Liabilities:
 Partnership distributions payable             $    691,693                               628,046
                                               ------------                          ------------
      Total liabilities                             691,693                               628,046
                                               ------------                          ------------
Partners' capital:
Limited partners:
 Class A-3,079,291 units outstanding as
   of June 30, 2000 and 3,072,322
   units as of December 31, 1999                 26,224,498                            26,114,657
 Class B-420,709 units outstanding as
   of June 30, 2000 and 427,678
   units as of December 31, 1999                    600,361                             1,201,850
                                               ------------                          ------------
      Total partners' capital                    26,824,859                            27,316,507
                                               ------------                          ------------
      Total liabilities and partners'
        capital                                $ 27,516,552                          $ 27,944,553
                                               ============                          ============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                     (a Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                      Three Months Ended                      Six Months Ended
                                             --------------------------------------  --------------------------------------
                                               June 30, 2000       June 30, 1999       June 30, 2000       June 30, 1999
                                             ------------------  ------------------  ------------------  ------------------
Revenues:
          Equity in income of joint ventures
                     (Note 2)                       462,850             420,584             924,717             829,668
                                                  ---------           ---------          ----------          ----------
Expenses:
          Computer cost                               3,026               2,247               6,093               4,681
          Partnership administration                 20,147              20,499              28,574              39,658
          Legal and accounting fees                   3,459               9,518              16,240              15,222
          Amortization of organization costs              0               1,562                   0               3,125
                                                  ---------           ---------          ----------          ----------
                                                     26,632              33,826              50,907              62,686
                                                  ---------           ---------          ----------          ----------
          Net income                              $ 436,218           $ 386,758          $  873,810          $  766,982
                                                  =========           =========          ==========          ==========
Net income allocated to Class A Limited
          Partners                                $ 731,164           $ 689,221          $1,460,378          $1,374,266

Net (loss) allocated to Class B Limited
          Partners                                $(294,946)          $(302,463)         $ (586,568)         $ (607,284)

Net income per Class A Limited Partner
          Unit                                    $    0.24           $    0.23          $     0.48          $     0.45

Net (loss) per Class B Limited Partner
          Unit                                    $   (0.70)          $   (0.66)         $    (1.39)         $    (1.32)

Cash distribution per Class A Limited
          Partner Unit                            $    0.23           $    0.23          $     0.45          $     0.45

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                     (a Georgia Public Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
                         SIX MONTHS ENDED JUNE 30, 2000

                                                                        Limited Partners
                                      -------------------------------------------------------------------------------
                                                   Class A                                 Class B                         Total
                                      -------------------------------------  ----------------------------------------    Partners'
                                            Units              Amount               Units                Amount           Capital
                                      ----------------    -----------------  -------------------    -----------------   -----------
BALANCE, December 31, 1998                2,989,875          $25,646,950          510,125              $ 2,879,510     $ 28,526,460

   Net income (loss)                              0            2,713,636                0               (1,223,305)       1,490,331
   Partnership distributions                      0           (2,700,284)               0                        0       (2,700,284)
   Class B conversion elections              82,447              454,355          (82,447)                (454,355)               0
                                          ---------          -----------          -------              -----------     ------------

BALANCE, December 31, 1999                3,072,322           26,114,657          427,678                1,201,850       27,316,507

   Net income (loss)                              0            1,460,378                0                 (586,568)         873,810
   Partnership distributions                      0           (1,365,458)               0                        0       (1,365,458)
   Class B conversion elections               6,969               14,921           (6,969)                 (14,921)               0
                                          ---------          -----------          -------              -----------     ------------

BALANCE, June 30, 2000                    3,079,291          $26,224,498          420,709              $   600,361     $ 26,824,859
                                          =========          ===========          =======              ===========     ============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                     (a Georgia Public Limited Partnership)

                            STATEMENT OF CASH FLOWS

                                                                           Six Months Ended
                                                -----------------------------------------------------------------------
                                                           June 30, 2000                       June 30, 1999
                                                -----------------------------------  ----------------------------------
Cash flow from operating activities:
Net income                                              $    873,810                         $   766,983
Adjustments to reconcile net income to net
  cash used in by operating activities:                     (924,717)                           (829,668)
   Equity in income of joint venture
   Amortization of organization costs                              0                               3,125
Changes in assets and liabilities:
      Prepaids and  other assets                                   0                              (3,872)
      Decrease in accounts payable                                 0                              (3,500)
                                                        ------------                         -----------
   Net cash used in operating activities                     (50,907)                            (61,590)
                                                        ------------                         -----------

Cash flow from investing activities:
   Investment in joint venture                               (44,358)                            (82,515)
   Distributions received from joint ventures              1,370,601                           1,426,106
                                                        ------------                         -----------
   Net cash provided by investing activities               1,326,243                           1,343,591
                                                        ------------                         -----------

Cash flow from financing activities:
       Distributions to partners from
          accumulated earning                             (1,301,811)                         (1,374,044)
                                                        ------------                         -----------

Net (decrease) in cash and cash equivalents                  (26,475)                            (97,386)

Cash and cash equivalents, beginning of year                 102,194                             326,022
                                                        ------------                         -----------
Cash and cash equivalents, end of period                $     75,719                         $   228,636
                                                        ============                         ===========
Supplemental disclosure of noncash investing
  activities: Deferred project costs
  applied to joint venture activities                   $      1,764                         $     3,623
                                                        ============                         ===========



           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                     (A Georgia Public Limited Partnership)

                     Condensed Notes to Financial Statement
                                 June 30, 2000

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

On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 26, 1996, thus allowing for the admission of New York and Pennsylvania investors in the Partnership.
The offering was terminated on December 30, 1996, at which time the Partnership had sold 2,935,931 Class A Status Units, and 564,069 Class B Status Units, held by a total of 1,841 and 257 Class A and Class B Limited Partners respectively, for total Limited Partner capital contributions of $35,000,000. After payment of $1,400,000 in acquisition and advisory fees and expenses, payments of $5,254,603 in selling commissions and organization and offering expenses, the investment by the Partnership of $13,289,359 in the Fund VIII - Fund IX Joint Venture and the investment by the Partnership of $14,982,434 in the Fund IX-X-XI-REIT Joint Venture, as of June 30, 2000, the Partnership was holding net offering proceeds of $73,604 available for investment in properties.

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

As of June 30, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four-story office building in Madison, Wisconsin (the "US Cellular Office Building"), which is owned by the Fund VIII - IX Joint Venture; (ii) a one-story office building in Farmer's Branch, Texas (the "TCI Building"), which is owned by the Fund VIII - IX Joint Venture; (iii) a three-story office building in Knoxville, Tennessee (the "ABB Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture;
(iv) a two-story office building in Irvine,

California (the "Bake Parkway Building"), which is owned by the Fund VIII - IX Joint Venture; (v) a two-story office building in Boulder County, Colorado (the "Cirrus Logic Building"), which is owned by the Fund VIII - IX Joint Venture;
(vi) a two-story office building in Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (vii) a three-story office building located in Boulder County, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture;
(viii) a one-story office building located in Oklahoma City, Oklahoma (the "Lucent Technologies Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; and (ix) a single-story warehouse and office building located in Ogden, Weber County, Utah (the "Iomega Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture.

(b) Basis of Presentation
-------------------------

The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1999.

2)  Investment in Joint Ventures
--------------------------------

The Partnership owns interests in nine properties as of June 30, 2000, through its ownership in joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information on investments in joint ventures, see Form 10-K for the Partnership for the year ended December 31, 1999.

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

(a) General
-----------

As of June 30, 2000, the developed properties owned by the Partnership were 100% occupied, whereas they were 99.8% occupied at June 30, 1999. Gross revenues of the Partnership were $924,717 for the six months ended June 30, 2000, as compared to $829,668 for the six months ended June 30, 1999. The increase was attributable primarily to the equity in income of joint venture due to the increase in gross revenues at the ABB property which is now 100% occupied and income from the parking lot expansion at the Iomega property. Expenses of the Partnership decreased to $50,907 for the six months ended June 30, 2000, as compared to $62,686 for the same period in 1999, as a result of decreased costs primarily in administrative salaries. As a result, net income of the Partnership was $873,810 for the six months ended June 30, 2000, as compared to a net income of $766,982 for the six months ended June 30, 1999.

The Partnership's net cash used in operating activities decreased to $(50,907) for 2000, as compared to $(61,590) for 1999, which is due primarily to the decrease in expenses. Net cash provided by investing activities decreased to $1,326,243 from $1,343,591 because of the decreased distributions received from joint ventures. Net cash used in financing activities decreased from $1,301,811 to $1,374,044 due to the distribution to partners from accumulated earnings. Cash and cash equivalents decreased from $228,636 to $75,719 for the same period in 2000.

The Partnership's distributions per unit for Class A Unit holders for the second quarter of 2000 was $0.23 per weighted average unit compared to $0.23 for the same period in 1999. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners. The Partnership currently anticipates that distributions will continue to be paid on a quarterly basis on a level at least consistent with 1999 distributions.

The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from limited partners' capital contributions. As of June 30, 2000, the Partnership was holding $73,604 available for investment in properties.

Subsequent Event
----------------

On June 15, 2000, the Fund VIII-IX-REIT Joint Venture was formed between Wells OP and Fund VIII and Fund IX Associates, a Georgia joint venture partnership between the Partnership and Wells Real Estate Fund VIII, L.P. On July 1, 2000, the Fund VIII-Fund IX Joint Venture transferred its interest in the Bake Parkway Property, (formerly the "Matsushita Building"), into the Fund VIII-IX-REIT Joint Venture. The Bake Parkway Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4 acre tract of land in Irvine, California.

A 42-month lease for the entire Bake Parkway Building has been signed by Quest Software, Inc. Quest is a publicly traded corporation that provides software database management and disaster recovery for its clients.

Construction of tenant improvements regarding the Quest lease is anticipated to cost approximately $1,250,000 and will be funded by Wells OP.

Property Operations
-------------------

As of June 30, 2000, the Partnership owned interests in the following operational properties

The TCI Building/Fund VIII - IX Joint Venture
---------------------------------------------

                                                Three Months Ended               Six Months Ended
                                          ------------------------------  ------------------------------
                                          June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                          --------------  --------------  --------------  --------------
Revenues:
Rental income                                  $113,795        $113,795        $227,589        $227,589
Interest income                                   6,500           4,738          15,340          13,659
                                               --------        --------        --------        --------
                                                120,295         118,533         242,929         241,248
                                               --------        --------        --------        --------

Expenses:
  Depreciation                                   41,650          41,649          83,298          83,297
  Management & leasing expenses                   4,300           4,335           8,600           8,635
  Other operating expenses                        3,238           3,033           7,460           7,165
                                               --------        --------        --------        --------
                                                 49,188          49,017          99,358          99,097
                                               --------        --------        --------        --------

Net income                                     $ 71,107        $ 69,516        $143,571        $142,151
                                               ========        ========        ========        ========

Occupied %                                          100%            100%            100%            100%

Partnership's Ownership % in the
  Fund VIII - Fund IX Joint Venture                45.2%           45.2%           45.2%           45.2%

Cash Distribution to Partnership               $ 48,124        $ 47,405        $ 96,862        $ 96,220

Net income allocated to the
  Partnership                                  $ 32,143        $ 31,424        $ 64,899        $ 64,257

Rental income, net income, and cash distributions are stable for 2000, as compared to 1999, due to the stable occupancy rate and expenses.

The Bake Parkway Building (formerly the "Matsushita Building")/Fund VIII - IX
-----------------------------------------------------------------------------
Joint Venture
-------------

                                               Three Months Ended               Six Months Ended
                                          ------------------------------  ------------------------------
                                          June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                          --------------  --------------  --------------  --------------
Revenues:
Rental income                                  $164,379        $164,378        $328,758        $328,757
                                               --------        --------        --------        --------

Expenses:
  Depreciation                                   53,917          53,917         107,835         107,835
  Management & leasing expenses                       0           6,197               0          12,510
  Other operating expenses                      (10,172)         (3,588)        (19,442)            455
                                               --------        --------        --------        --------
                                                 43,745          56,526          88,393         120,800
                                               --------        --------        --------        --------

Net income                                     $120,634        $107,852        $240,365        $207,957
                                               ========        ========        ========        ========

Occupied %                                          100%            100%            100%            100%

Partnership's Ownership % in the
  Fund VIII - Fund IX Joint Venture                45.2%           45.2%           45.2%           45.2%

Cash Distribution to Partnership               $ 86,458        $ 81,173        $173,000        $156,357

Net income allocated to the
  Partnership                                  $ 54,531        $ 48,752        $108,653        $ 94,003


Matsushita Avionics and the Fund VIII-IX Joint Venture have entered into a Lease and Guaranty Termination Agreement dated February 18, 1999. Matsushita Avionics vacated its current space in January 2000, and was relieved of any of its obligations under the existing lease. In consideration for the Fund VIII-IX Joint Venture releasing Matsushita Avionics from its obligations under the existing lease and thereby allowing Wells OP to enter into the Matsushita lease with Matsushita Avionics, Wells OP entered into a rental income guaranty agreement dated as of February 18, 1999, whereby Wells OP guaranteed the Fund VIII-IX Joint Venture that it will receive rental income on the existing building at least equal to the rent and building expenses that the Fund VIII-IX Joint Venture would have received over the remaining term of the Matsushita lease.

Operating expenses are negative due to actual expenses being lower than Wells OP operating expense reimbursements in 2000, which is based on budget and will be reconciled later this year. Management and leasing expense will not be paid until the building is re-leased and occupied.

The Cirrus Logic Building/Fund VIII - IX Joint Venture
------------------------------------------------------

                                                Three Months Ended               Six Months Ended
                                          ------------------------------  ------------------------------
                                          June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                          --------------  --------------  --------------  --------------
Revenues:
Rental income                                  $184,539        $184,539        $369,078        $369,078
                                               --------        --------        --------        --------

Expenses:
  Depreciation                                   72,765          72,765         145,530         145,530
  Management & leasing expenses                  12,213          11,501          22,527          20,340
  Other operating expenses                        5,122         (87,942)          4,843         (82,322)
                                               --------        --------        --------        --------
                                                 90,100          (3,676)        172,900          83,538
                                               --------        --------        --------        --------

Net income                                     $ 94,439        $188,215        $196,198        $285,540
                                               ========        ========        ========        ========

Occupied %                                          100%            100%            100%            100%

Partnership's Ownership % in the
  Fund VIII - Fund IX Joint Venture                45.2%           45.2%           45.2%           45.2%

Cash distribution to Partnership               $ 68,520        $110,909        $140,349        $180,734

Net income allocated to the
  Partnership                                  $ 42,690        $ 85,080        $ 88,688        $129,074

Rental income, depreciation and management and leasing fees remain relatively stable while other operating expenses increased for the six months ended June 30, 2000, as compared to the same period in 1999, due primarily to differences in the annual adjustment for common area maintenance billing to the tenant. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. Property taxes increased substantially in 1998, but the tenant was not billed until the annual adjustment was computed in the second quarter of 1999.

The Cellular One Building/Fund VIII - IX Joint Venture
------------------------------------------------------

                                                Three Months Ended               Six Months Ended
                                          ------------------------------  ------------------------------
                                          June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                          --------------  --------------  --------------  --------------
Revenues:
Rental income                                  $320,519        $320,519        $641,038        $641,038
                                               --------        --------        --------        --------

Expenses:
  Depreciation                                  150,414         150,446         300,828         300,824
  Management & leasing expenses                  35,450          30,548          69,948          65,735
  Other operating expenses                      (43,223)         18,722         (55,939)         23,647
                                               --------        --------        --------        --------
                                                142,641         199,716         314,837         390,206
                                               --------        --------        --------        --------

Net income                                     $177,878        $120,803        $326,201        $250,832
                                               ========        ========        ========        ========

Occupied %                                          100%            100%            100%            100%

Partnership's Ownership % in the
  Fund VIII - Fund IX Joint Venture                45.2%           45.2%           45.2%           45.2%

Cash distribution to Partnership               $145,932        $119,309        $278,504        $242,757

Net income allocated to the
  Partnership                                  $ 80,407        $ 54,607        $147,454        $113,384

Net income increased in 2000, as compared to 1999, due to a common area maintenance reimbursement billed in 2000 to the tenants. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. Monthly common area maintenance billings to the tenants were increased in 2000 to offset 1999 underpayments.

The ABB Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------

                                                Three Months Ended               Six Months Ended
                                          ------------------------------  ------------------------------
                                          June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                          --------------  --------------  --------------  --------------
Revenues:
Rental income                                  $291,417        $261,987        $606,582        $522,079
Interest income                                  15,976          16,681          33,704          31,741
                                               --------        --------        --------        --------
                                                307,393         278,668         640,286         553,820
                                               --------        --------        --------        --------

Expenses:
  Depreciation                                   98,454         134,100         196,908         268,200
  Management & leasing expenses                  23,395          29,504          75,955          61,406
  Other operating expenses                       (9,264)         25,829         (42,634)          3,707
                                               --------        --------        --------        --------
                                                112,585         189,433         230,229         333,313
                                               --------        --------        --------        --------
Net income                                     $194,808        $ 89,235        $410,057        $220,507
                                               ========        ========        ========        ========

Occupied %                                          100%          98.28%            100%          98.28%

Partnership's Ownership %                         39.16%          38.96%          39.16%          38.96%

Cash distribution to Partnership               $114,920        $ 87,752        $236,430        $191,837

Net income allocated to the
  Partnership                                  $ 76,321        $ 34,772        $160,689        $ 86,721

Rental income increased in 2000, over 1999, due primarily to the increased occupancy level of the property. Total expenses decreased due to a decrease in depreciation expense. This decrease resulted from an accelerated depreciation on tenant improvement for a short term lease in 1999 for 23,092 square feet. Other operating expenses are negative due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursements. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. Net income and cash distributions increased in 2000 over 1999, due to a combination of increased rental income and decreased expenses.

The Partnership's ownership interest increased due to the contribution of additional cash fundings to the IX-X-XI-REIT Joint Venture in the first quarter of 2000.

The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture
---------------------------------------------------

                                                Three Months Ended               Six Months Ended
                                          ------------------------------  ------------------------------
                                          June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                          --------------  --------------  --------------  --------------
Revenues:
Rental income                                  $256,828        $256,829        $513,657        $513,657
                                               --------        --------        --------        --------
Expenses:
  Depreciation                                   81,576          81,576         163,152         163,152
  Management & leasing expenses                  11,829          12,058          28,830          23,675
  Other operating expenses                       53,401          (4,450)         80,995          (4,087)
                                               --------        --------        --------        --------
                                                146,806          89,184         272,977         182,740
                                               --------        --------        --------        --------
Net income                                     $110,022        $167,645        $240,680        $330,917
                                               ========        ========        ========        ========

Occupied %                                          100%            100%            100%            100%

Partnership's Ownership % in the
  Fund IX-X-XI REIT Joint Venture                 39.16%          38.96%          39.16%          38.96%

Cash distribution to Partnership               $ 72,846        $ 94,888        $153,799        $189,536

Net income allocated to the
  Partnership                                  $ 43,119        $ 65,322        $ 94,332        $129,942

Net income decreased in 2000, as compared to 1999, due to an overall increase in expenses. Operating expenses increased significantly due to the rise in real estate taxes, which stemmed from the revaluation of the property by Boulder County authorities in 1999. A later reduction in taxes due to an appeal in 2000 was offset by a common area maintenance reimbursement credit to the tenant.

Cash distributions have decreased largely because of the decrease in net income. The Partnership's ownership interest increased due to additional cash fundings to the IX-X-XI-REIT Joint Venture in the first quarter.

The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------

                                                Three Months Ended               Six Months Ended
                                          ------------------------------  ------------------------------
                                          June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                          --------------  --------------  --------------  --------------
Revenues:
Rental income                                  $222,255        $207,758        $428,444        $414,279
                                               --------        --------        --------        --------
Expenses:
  Depreciation                                   71,670          71,670         143,340         143,340
  Management & leasing expenses                  35,810          17,755          56,717          35,619
  Other operating expenses                      (35,614)         12,884         (52,534)         10,633
                                               --------        --------        --------        --------
                                                 71,866         102,309         147,523         189,592
                                               --------        --------        --------        --------
Net income                                     $150,389        $105,449        $280,921        $224,687
                                               ========        ========        ========        ========

Occupied %                                          100%            100%            100%            100%

Partnership's Ownership % in the
  Fund IX-X-XI -REIT Joint Venture                39.16%          38.96%          39.16%          38.96%

Cash distribution to Partnership               $ 87,526        $ 64,433        $167,310        $143,311

Net income allocated to the
  Partnership                                  $ 58,917        $ 41,088        $110,079        $ 88,194

Rental income increased due to a tenant occupying additional space previously leased to another tenant at a lower rate. Other operating expenses are negative due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursement. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the following year and the difference billed to the tenants. Due to these CAM reimbursements, management and leasing fees increased since these fees are charged only on actual receipts received.

Cash distributions and net income allocated to the Partnership for the quarter ended June 30, 2000, increased in 2000 over 1999, due to an increase in net income. The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture increased due to additional fundings by the Partnership to the Joint Venture.

The Lucent Technologies Building/Fund IX-X-XI-REIT Joint Venture
----------------------------------------------------------------

                                                Three Months Ended               Six Months Ended
                                          ------------------------------  ------------------------------
                                          June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                          --------------  --------------  --------------  --------------
Revenues:
Rental income                                  $145,752        $145,752        $291,504        $291,504
                                               --------        --------        --------        --------
Expenses:
  Depreciation                                   45,801          45,801          91,602          91,602
  Management & leasing expenses                   5,370           5,370          10,740          10,739
  Other operating expenses                        4,538           9,184           8,019          12,198
                                               --------        --------        --------        --------
                                                 55,709          60,355         110,361         114,539
                                               --------        --------        --------        --------
Net income                                     $ 90,043        $ 85,397        $181,143        $176,965
                                               ========        ========        ========        ========

Occupied %                                          100%            100%            100%            100%

Partnership's Ownership %                         39.16%          38.96%          39.16%          38.96%

Cash distribution to Partnership               $ 48,684        $ 46,638        $ 98,248        $ 96,459

Net income allocated to the
  Partnership                                  $ 35,277        $ 33,275        $ 70,983        $ 69,526


Rental income, depreciation and management and leasing fees remained stable in 2000, as compared to 1999, while other operating expenses are slightly lower, due primarily to a one-time charge for consulting fees in 1999, which did not occur in 2000.

The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture increased due to additional fundings by the Partnership to the Joint Venture in the first quarter.

The Iomega Building/Fund IX-X-XI-REIT Joint Venture
---------------------------------------------------

                                                Three Months Ended               Six Months Ended
                                          ------------------------------  ------------------------------
                                          June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                          --------------  --------------  --------------  --------------
Revenues:
Rental income                                  $168,250        $123,873        $336,500        $247,746
                                               --------        --------        --------        --------
Expenses:
  Depreciation                                   55,062          48,495         110,124          96,990
  Management & leasing expenses                   7,280           3,735          14,560           9,338
  Other operating expenses                        5,219           4,238          10,367           2,525
                                               --------        --------        --------        --------
                                                 67,561          56,468         135,051         108,853
                                               --------        --------        --------        --------

Net income                                     $100,689        $ 67,405        $201,449        $138,893
                                               ========        ========        ========        ========

Occupied %                                          100%            100%            100%            100%

Partnership's Ownership % in the
  Fund IX-X-XI-REIT Joint Venture                 39.16%          38.96%          39.16%          38.97%

Cash distribution to Partnership               $ 59,125        $ 43,652        $118,305        $ 89,614

Net income allocated to the
  Partnership                                  $ 39,447        $ 26,265        $ 78,940        $ 54,568

Rental income increased in 2000, as compared to 1999, due to the completion of the parking lot complex in the second quarter of 1999. Total expenses increased in 2000, over 1999 due to an increase in depreciation and real estate tax expenses relating to the new parking lot. Cash distributions increased in 2000, over 1999, due primarily to the increase in net income.

The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture increased due to additional funding by the Partnership to the Joint Venture in the first quarter.

                          PART II - OTHER INFORMATION
                          ---------------------------

     ITEM 6 (b). No reports were filed during the second quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 WELLS REAL ESTATE FUND IX, L.P.
                                 (Registrant)
Dated: August 11, 2000           By: /s/ Leo F. Wells, III
                                    ----------------------------------
                                 Leo F. Wells, III, as Individual
                                 General Partner and as President,
                                 Sole Director and Chief Financial
                                 Officer of Wells Capital, Inc., the
                                 General Partner of Wells Partners, L.P.