Form 10-Q
period 2000-09-30
WELLS REAL ESTATE FUND IX LP
filed 2000-11-13
CIK 929921

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    September 30, 2000   or
                               -----------------------

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

Yes    X      No _______________
    --------

                                   Form 10-Q
                                   ---------

                        Wells Real Estate Fund IX,L.P.
                        -----------------------------

                                     INDEX
                                     -----

                                                                                                            Page No.
                                                                                                            --------
PART I. FINANCIAL INFORMATION

               Item 1.  Financial Statements

                        Balance Sheets - September 30, 2000
                          and December 31, 1999..........................................................       3

                        Statements of Income for the Three Months and Nine Months
                          Ended September 30, 2000 and 1999..............................................       4

                        Statements of Partners' Capital for the Year Ended
                          December 31, 1999 and the Nine Months
                          Ended September 30, 2000.......................................................       5

                        Statements of Cash Flows for the Nine Months
                          Ended September 30, 2000 and 1999..............................................       6

                        Condensed Notes to Financial Statements..........................................       7

               Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations.......................................................................       9

PART II.       OTHER INFORMATION.........................................................................      19

                        WELLS REAL ESTATE FUND IX, L.P.
                    (a Georgia Public Limited Partnership)

                                BALANCE SHEETS

              Assets                                                  September 30, 2000       December 31, 1999
              ------                                                  ------------------       -----------------
Investment in joint venture (Note 2)                                     $ 26,426,871           $  27,196,918
Cash and Cash equivalents                                                     111,522                 102,194
Due from affiliates                                                           728,566                 639,956
Deferred project costs                                                          3,721                   5,485
                                                                         ------------           -------------

     Total assets                                                        $ 27,270,680           $  27,944,553
                                                                         ============           =============

     Liabilities and Partners' Capital
     ---------------------------------

Liabilities:
  Partnership distributions payable                                      $    715,533           $     628,046
                                                                         ------------           -------------
Partners' capital:
  Limited partners:
    Class A-3,088,354 units outstanding as
     of Sept. 30, 2000 and 3,072,322
     units as of December 31, 1999                                         26,247,236              26,114,657
    Class B-411,646 units outstanding as
     of Sept 30, 2000 and 427,678
     units as of December 31, 1999                                            307,911               1,201,850
                                                                         ------------           -------------

        Total partners' capital                                            26,555,147              27,316,507
                                                                         ------------           -------------

        Total liabilities and partners' capital                          $ 27,270,680           $  27,944,553
                                                                         ============           =============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                    (a Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

                                                           Three Months Ended               Nine Months Ended
                                                           ------------------               -----------------
                                                     Sept 30, 2000    Sept 30, 1999   Sept 30, 2000      Sept 30, 1999
                                                     -------------    -------------   -------------      -------------
   Revenues:
          Equity in income of joint ventures
                       (Note 2)                       $  450,486        $  408,547     $ 1,375,203        $  1,238,215
          Interest income                                  4,818                 0           4,818                   0
                                                      ----------        ----------     -----------        ------------
                                                         455,304           408,547       1,380,021           1,238,215
                                                      ----------        ----------     -----------        ------------
   Expenses:
          Computer cost                                    2,354             2,559           8,447               7,240
          Partnership administration                       7,899            11,278          36,473              50,936
          Legal and accounting fees                          583               626          16,823              15,848
          Amortization of organization costs                   0             3,125               0               6,250
                                                      ----------        ----------     -----------        ------------
                                                          10,836            17,588          61,743              80,274
                                                      ----------        ----------     -----------        ------------
          Net income                                  $  444,468        $  390,959     $ 1,318,278        $  1,157,941
                                                      ==========        ==========     ===========        ============
   Net income allocated to Class A Limited
          Partners                                    $  711,473        $  693,905     $ 2,171,851        $  2,068,171

   Net (loss) allocated to Class B Limited
          Partners                                    $ (267,005)       $ (302,946)    $  (853,573)       $   (910,230)

   Net income per Class A Limited Partner
          Unit                                        $     0.23        $     0.23     $      0.70        $       0.68

   Net (loss) per Class B Limited Partner Unit        $    (0.65)       $    (0.68)    $     (2.07)       $      (2.04)

   Cash distribution per Class A Limited
          Partner Unit                                $     0.23        $     0.23     $      0.67        $       0.68

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                    (a Georgia Public Limited Partnership)

                        STATEMENT OF PARTNERS' CAPITAL
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                       AND YEAR ENDED DECEMBER 31, 1999

                                                                          Limited Partners                                Total
                                                                          ----------------
                                                          Class A                            Class B                      Partners'
                                                  ----------------------------      -------------------------
                                                    Units           Amount            Units           Amount              Capital
                                                    -----           ------            -----           ------              -------
BALANCE, December 31, 1998                        2,989,875      $ 25,646,950        510,125        $ 2,879,510        $ 28,526,460

  Net income (loss)                                       0         2,713,636              0         (1,223,305)          1,490,331
  Partnership distributions                               0        (2,700,284)             0                  0          (2,700,284)
  Class B conversion elections                       82,447           454,355        (82,447)          (454,355)                  0
                                                 ----------      ------------     ----------        -----------        ------------

BALANCE, December 31, 1999                        3,072,322      $ 26,114,657        427,678        $ 1,201,850        $ 27,316,507

Net income (loss)                                         0         2,171,851              0           (853,573)          1,318,278
Partnership distributions                                 0        (2,079,638)             0                  0          (2,079,638)
Class B conversion elections                         16,874            47,519        (16,874)           (47,519)                  0
Class A conversion elections                           (842)           (7,153)           842              7,153                   0
                                                 ----------      ------------     ----------        -----------        ------------

BALANCE, September 30, 2000                       3,088,354      $ 26,247,236        411,646        $   307,911        $ 26,551,147
                                                 ==========      ============     ==========        ===========        ============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                    (a Georgia Public Limited Partnership)

                            STATEMENT OF CASH FLOWS

                                                                                Nine Months Ended
                                                                                -----------------
                                                                    September 30, 2000         September 30, 1999
                                                                    -------------------        ------------------
Cash flow from operating activities:
Net income                                                           $    1,318,278               $   1,157,941
Adjustments to reconcile net income to net
      cash (used in) provided by operating
     activities:
       Equity in income of joint venture                                 (1,375,203)                 (1,238,215)
         Amortization of organization costs                                       0                       6,250
Changes in assets and liabilities:
          Prepaids and  other assets                                              0                      (3,872)
          Accounts payable                                                        0                      (3,500)
                                                                      -------------               -------------
           Net cash used in operating activities                            (56,925)                    (81,396)
                                                                      -------------               -------------
Cash flow from investing activities:
            Investment in joint ventures                                    (44,358)                    (82,515)
            Distributions received from joint ventures                    2,102,762                   2,126,264
                                                                      -------------               -------------
                   Net cash provided by investing
                          activities                                      2,058,404                   2,043,749
                                                                      -------------               -------------

  Cash flow from financing activities:
            Distributions to partners from
                     accumulated earning                                 (1,992,151)                 (2,067,953)
                                                                      -------------               -------------

 Net increase (decrease) in cash and cash equivalents                         9,328                    (105,600)

  Cash and cash equivalents, beginning of year                              102,194                     326,022
                                                                      -------------               -------------

  Cash and cash equivalents, end of period                            $     111,522               $     220,422
                                                                      =============               =============

 Supplemental disclosure of noncash investing
  activities:  Deferred project costs applied to
  joint venture activities                                            $       1,764               $       3,624
                                                                      =============               =============

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.
                    (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statement

                              September 30, 2000

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

     On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 26,1996, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. The offering was terminated on December 30, 1996, at which time the Partnership had sold 2,935,931 Class A Status Units, and 564,069 Class B Status Units, held by a total of 1,841 and 257 Class A and Class B Limited Partners respectively, for total Limited Partner capital contributions of $35,000,000. After payment of $1,400,000 in acquisition and advisory fees and expenses, payments of $5,254,603 in selling commissions and organization and offering expenses, the investment by the Partnership of $13,289,359 in the Fund VIII - Fund IX Joint Venture and the investment by the Partnership of $14,982,434 in the Fund IX-X-XI-REIT Joint Venture, as of September 30, 2000, the Partnership was holding net offering proceeds of $73,604 available for investment in properties.

     The Partnership owns interests in properties through equity ownership in the following joint ventures: (i) Fund VIII and Fund IX Associates, a joint venture between the Partnership and Wells Real Estate Fund VIII, L.P. (the "Fund VIII -IX Joint Venture"), and (ii) Fund IX-X-XI-REIT Associates, a joint venture among the Partnership, Wells Real Estate Fund X, L..P., Wells Real Estate Fund XI, L.P. Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. (the Wells REIT"), as its general partner, (the "Fund IX-X-XI-REIT Joint Venture"); and (iii) the Fund VIII-IX-REIT Joint Venture, a joint venture between Wells OP and the Fund VIII-IX Joint Venture.

     As of September 30, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four-story office building in Madison, Wisconsin (the

     "US Cellular Office Building"), which is owned by the Fund VIII - IX Joint Venture; (ii) a one-story office building in Farmer's Branch, Texas (the "TCI Building"), which is owned by the Fund VIII - IX Joint Venture; (iii) a three-story office building in Knoxville, Tennessee (the "Alstom Power-Knoxville" formerly the "ABB Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (iv) a two-story office building in Orange County, California, (the "Quest Building", formerly the "Bake Parkway Building", previously owned by Fund VIII-IX Joint Venture), which is now owned by the Fund VIII-IX-REIT Joint Venture; (v) a two-story office building in Boulder County, Colorado (the "Cirrus Logic Building"), which is owned by the Fund VIII - IX Joint Venture; (vi) a two-story office building in Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (vii) a three-story office building located in Boulder County, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (viii) a one-story office building located in Oklahoma City, Oklahoma (the "Avaya" formerly the "Lucent Technologies Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; and (ix) a single-story warehouse and office building located in Ogden, Weber County, Utah (the "Iomega Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture.

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

     2)  Investment in Joint Ventures
     --------------------------------

     The Partnership owns interests in nine properties as of September 30, 2000, through its ownership in joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. For further information on investments in joint ventures, see Form 10-K for the Partnership for the year ended December 31, 1999.

     The following describes additional information about certain properties in which the Company owns an interest as of September 30, 2000.

     Fund VIII-IX-REIT Joint Venture
     -------------------------------

     On June 15, 2000, the Fund VIII-IX-REIT Joint Venture was formed between Wells OP and Fund VIII and Fund IX Associates, a Georgia joint Venture partnership between Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. (the "Fund VIII-IX Joint Venture"). On July 1, 2000, the Fund VIII-IX Joint Venture contributed its interest in the Bake Parkway Property to the Fund VIII-IX-REIT

     Joint Venture. The Bake Parkway Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4 acre tract of land in Irvine, California.

     A 42-month lease for the entire Bake Parkway Building has been signed by Quest Software, Inc. Occupancy occurred on August 1, 2000. Quest is a publicly traded corporation that provides software database management and disaster recovery services for its clients.

     Construction of tenant improvements required under the Quest lease is anticipated to cost approximately $1,250,000 and will be funded by Wells OP.

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     (a) General
     -----------

     As of September 30, 2000, the developed properties owned by the Partnership were 100% occupied, whereas they were 99.8% occupied at September 30, 1999. Gross revenues of the Partnership were $1,380,021 for the nine months ended September 30, 2000, as compared to $1,238,215 for the nine months ended September 30, 1999. The increase was attributable primarily to the equity in income of joint venture due to the increase in gross revenues at the ABB property which is now 100% occupied and income from the parking lot expansion at the Iomega property. Expenses of the Partnership decreased to $61,743 for the nine months ended September 30, 2000, as compared to $80,274 for the same period in 1999, as a result of decreased costs primarily in administrative salaries. As a result, net income of the Partnership was $1,318,278 for the nine months ended September 30, 2000, as compared to a net income of $1,157,941 for the nine months ended September 30, 1999.

     The Partnership's net cash used in operating activities decreased to $(56,925) for 2000, as compared to $(81,396) for 1999, which is due primarily to the decrease in expenses. Net cash provided by investing activities increased to $2,058,404 from $2,043,749 because of the decreased investment in joint ventures. Net cash used in financing activities decreased from $2,067,953 to $1,992,151 due to the distribution to partners from accumulated earnings. Cash and cash equivalents decreased from $220,422 to $111,522 for the same period in 2000.

The Partnership's distributions per unit for Class A Unit holders for both the third quarter of 2000, and 1999, was $0.23 per weighted average unit. No cash distributions were made to the Limited Partners holding Class B Units or to the General Partners. The Partnership currently anticipates that distributions will continue to be paid on a quarterly basis on a level at least consistent with 1999 distributions.

The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from limited partners' capital contributions. As of September 30, 2000, the Partnership was holding $73,604 available for investment in properties.

Property Operations
-------------------

As of September 30, 2000, the Partnership owned interests in the following operational properties

The TCI Building/Fund VIII - Fund IX Joint Venture
--------------------------------------------------

                                            Three Months Ended               Nine Months Ended
                                            ------------------               -----------------
                                     Sept 30, 2000    Sept 30, 1999    Sept 30, 2000     Sept 30, 1999
                                     -------------    -------------    -------------     -------------
Revenues:
Rental income                          $ 113,794        $ 113,794         $ 341,383        $ 341,383
Interest income                           11,300            5,756            26,640           19,415
                                       ---------        ---------         ---------        ---------
                                         125,094          119,550           368,023          360,798
                                       ---------        ---------         ---------        ---------

Expenses:
 Depreciation                             41,647           41,648           124,945          124,945
 Management & leasing expenses             4,586            4,435            13,186           13,070
 Other operating expenses                  1,646              997             9,106            8,162
                                       ---------        ---------         ---------        ---------
                                          47,879           47,080           147,237          146,177
                                       ---------        ---------         ---------        ---------

Net income                             $  77,215        $  72,470         $ 220,786        $ 214,621
                                       =========        =========         =========        =========

Occupied %                                   100%             100%              100%             100%

Partnership's Ownership %                   45.2%            45.2%             45.2%            45.2%

Cash Distribution to Partnership       $  50,885        $  48,740         $ 147,747        $ 144,960

Net income allocated to the
 Partnership                           $  34,904        $  32,759         $  99,802        $  97,016

Rental income and expenses are stable for 2000, as compared to 1999, due to the stable occupancy rates and expenses. Net income and cash distributions have increased in 2000, as compared to 1999, due primarily to increased interest income.

The Cirrus Logic Building/Fund VIII - Fund IX Joint Venture
-----------------------------------------------------------

                                                 Three Months Ended                    Nine Months Ended
                                                 ------------------                    -----------------
                                          Sept 30, 2000        Sept 30, 1999      Sept 30, 2000     Sept 30, 1999
                                          -------------        -------------      -------------     -------------
Revenues:
Rental income                               $ 184,539             $ 184,539         $ 553,617         $ 553,617
                                            ---------             ---------         ---------         ---------
Expenses:
  Depreciation                                 72,765                72,765           218,295           218,295
  Management & leasing expenses                11,264                10,314            33,791            30,654
  Other operating expenses                         29                (5,240)            4,852           (87,572)
                                            ---------             ---------         ---------         ---------
                                               84,058                77,839           256,938           161,377
                                            ---------             ---------         ---------         ---------

Net income                                  $ 100,481             $ 106,700         $ 296,679         $ 392,240
                                            =========             =========         =========         =========

Occupied %                                        100%                  100%              100%              100%

Partnership's Ownership %                        45.2%                 45.2%             45.2%             45.2%

Cash distribution to Partnership            $  71,261             $  74,063         $ 211,610         $ 254,797

Net income allocated to the
  Partnership                               $  45,421             $  48,232         $ 134,109         $ 177,305

Rental income, depreciation and management and leasing fees remained relatively stable while other operating expenses decreased for the nine months ended September 30, 2000, as compared to the same period in 1999, due primarily to differences in the annual adjustments for common area maintenance billing to the tenant. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. Property taxes increased substantially in 1998, but the tenant was not billed until the annual adjustment was computed in the second quarter of 1999.

U.S. Cellular Building/Fund VIII - Fund IX Joint Venture
--------------------------------------------------------

                                                 Three Months Ended                     Nine Months Ended
                                                 ------------------                     -----------------
                                          Sept 30, 2000        Sept 30, 1999      Sept 30, 2000     Sept 30, 1999
                                          -------------        -------------      -------------     -------------
Revenues:
Rental income                               $  320,519           $  320,520         $  961,557        $  961,558
                                            ----------           ----------         ----------        ----------

Expenses:
  Depreciation                                 150,414              150,414            451,242           451,238
  Management & leasing expenses                 35,268               31,870            105,216            97,605
  Other operating expenses                      (8,854)              25,553            (64,793)           49,200
                                            ----------           ----------         ----------        ----------
                                               176,828              207,837            491,665           598,043
                                            ----------           ----------         ----------        ----------

Net income                                  $  143,691           $  112,683         $  469,892        $  363,515
                                            ==========           ==========         ==========        ==========

Occupied %                                         100%                 100%               100%              100%

Partnership's Ownership %                         45.2%                45.2%              45.2%             45.2%

Cash Distribution to Partnership            $  137,564           $  115,623         $  416,068        $  358,380


Net income allocated to the
  Partnership                               $   64,953           $   50,937         $  212,407        $  164,321

Net income increased in 2000, as compared to 1999, due to an increase in CAM reimbursements billed to the tenants in 2000. Tenants are billed an estimated amount for common area maintenance which is then reconciled the following year and the difference is billed to the tenant. Monthly common area maintenance billings to the tenants were increased in 2000 to offset 1999 underpayment. Management and lease fee reimbursement is included in other operating expenses.

The Alston Power-Knoxville Building (formerly the ABB Building/Fund IX-X-XI-REIT
--------------------------------------------------------------------------------
Joint Venture)
--------------

                                                    Three Months Ended                        Nine Months Ended
                                                    ------------------                        -----------------
                                           Sept 30, 2000         Sept 30, 1999        Sept 30, 2000        Sept 30, 1999
                                           -------------         -------------        -------------        -------------
Revenues:
Rental income                               $  288,969            $  261,986           $  895,551           $  784,065
Interest income                                 19,871                15,024               53,575               46,765
                                            ----------            ----------           ----------           ----------
                                               308,840               277,010              949,126              830,830
                                            ----------            ----------           ----------           ----------

Expenses:
  Depreciation                                  98,454               135,499              295,362              403,699
  Management & leasing expenses                 36,277                32,260              112,232               93,666
  Other operating expenses                     (26,544)              (17,097)             (69,178)             (13,390)
                                            ----------            ----------           ----------           ----------
                                               108,187               150,662              338,416              483,975
                                            ----------            ----------           ----------           ----------

Net income                                  $  200,653            $  126,348           $  610,710           $  346,855
                                            ==========            ==========           ==========           ==========

Occupied %                                         100%                   98%                 100%                  98%

Partnership's Ownership %                        39.12%                38.96%               39.12%               38.96%

Cash distribution to Partnership            $  116,696            $  102,725           $  353,126           $  294,561

Net income allocated to the
  Partnership                               $   78,513            $   49,217           $  239,202           $  135,938

Rental income increased in 2000, over 1999, due primarily to the increased occupancy level of the property. Total expenses decreased due to a decrease in depreciation expense. This decrease resulted from an accelerated depreciation on a tenant improvement for a short-term lease in 1999 for 23,092 square feet. Other operating expenses are negative due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursements. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. Net income and cash distributions increased in 2000, over 1999, due to a combination of increased rental income and decreased operating expenses.

The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture increased due to additional capital contributions made by the partnership to the Joint Venture in the first quarter.

The Avaya Building (formerly Lucent Technologies)/Fund IX-X-XI-REIT Joint
-------------------------------------------------------------------------
Venture
-------

                                                   Three Months Ended                        Nine Months Ended
                                                   ------------------                        -----------------
                                            Sept 30, 2000       Sept 30, 1999        Sept 30, 2000       Sept 30,1999
                                            -------------       -------------        ---------------     ------------
Revenues:
Rental income                                $  145,752          $  145,752            $  437,256         $   437,256
                                             ----------          ----------            ----------         -----------

Expenses:
  Depreciation                                   45,801              45,801               137,403             137,403
  Management & leasing expenses                   5,369               5,370                16,109              16,109
  Other operating expenses                        1,669               1,766                 9,688              13,964
                                             ----------          ----------            ----------         -----------
                                                 52,839              52,937               163,200             167,476
                                             ----------          ----------            ----------         -----------

Net income                                   $   92,913          $   92,815            $  274,056         $   269,780
                                             ==========          ==========            ==========         ===========

Occupied %                                          100%                100%                  100%                100%

Partnership's Ownership %                         39.12%              38.96%                39.12%              38.96%

Cash distribution to Partnership             $   49,774          $   49,512            $  148,022         $   145,972

Net income allocated to the
  Partnership                                $   36,356          $   36,154            $  107,339         $   105,680

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

The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture
---------------------------------------------------

                                                  Three Months Ended                      Nine Months Ended
                                                  ------------------                      -----------------
                                            Sept 30, 2000       Sept 30, 1999       Sept 30, 2000        Sept 30, 1999
                                            -------------       -------------       -------------        -------------
Revenues:
Rental income                               $   256,829         $   256,829         $   770,486          $   770,486
                                            -----------         -----------         -----------          -----------
Expenses:
  Depreciation                                   81,576              81,576             244,728              244,728
  Management & leasing expenses                  12,826              11,618              41,656               35,293
  Other operating expenses                       (7,585)              3,899              73,410                 (188)
                                            -----------         -----------         -----------          -----------
                                                 86,817              97,093             359,794              279,833
                                            -----------         -----------         -----------          -----------

Net income                                  $   170,012         $   159,736         $   410,692          $   490,653
                                            ===========         ===========         ===========          ===========

Occupied %                                          100%                100%                100%                 100%

Partnership's Ownership %                         39.12%               38.9%              39.12%                38.9%

Cash distribution to Partnership            $    96,214         $    91,777         $   250,013          $   281,352

Net income allocated to the
  Partnership                               $    66,524         $    62,220         $   160,856          $   192,162

Net income decreased in 2000, as compared to 1999, due to an overall increase in expenses. Operating expenses increased significantly due in part to a significant rise in real estate taxes which stemmed form the revaluation of the property by Boulder County authorities in 1999. A later reduction in taxes due to an appeal in 2000 was offset by a common area maintenance reimbursement credit to the tenant.

Rental income remained stable for the three and nine months ended September 30, 2000, as compared to the same period in 1999. Total expenses decreased for the three-month period ended September 30, 2000, as compared to the same period for 1999, due largely to other operating expenses being negative. This is due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursements. Cash distributions and net income allocated to the Partnership for the three month period ended September 30, 2000, increased slightly as compared to 1999. The Partnership's ownership interest increased to additional cash fundings to the IX-X-I-REIT Joint Venture in the first quarter.

The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture
------------------------------------------------------------

                                                        Three Months Ended                       Nine Months Ended
                                                        ------------------                       -----------------
                                                Sept 30, 2000      Sept 30, 1999        Sept 30, 2000         Sept 30, 1999
                                                -------------      -------------        -------------         --------------
Revenues:
Rental income                                    $   207,454        $   207,791          $   635,898           $   622,070
                                                 -----------        -----------          -----------           -----------
Expenses:
  Depreciation                                        71,670             71,670              215,010               215,010
  Management & leasing expenses                       27,019             18,899               83,736                54,518
  Other operating expenses, net of
    reimbursements                                    (2,165)            (5,291)             (54,699)                5,342
                                                 -----------        -----------          -----------           -----------
                                                      96,524             85,278              244,047               274,870
                                                 -----------        -----------          -----------           -----------

Net income                                       $   110,930        $   122,513          $   391,851           $   347,200
                                                 ===========        ===========          ===========           ===========

Occupied %                                               100%               100%                 100%                  100%

Partnership's Ownership %                              39.12%             38.96%               39.12%                38.96%

Cash distribution to Partnership                 $    71,657        $    75,057          $   238,967           $   218,367

Net income allocated to the
  Partnership                                    $    43,407        $    47,720          $   153,486           $   135,914

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

Cash distributions and net income allocated to the Partnership for the quarter ended September 30, 2000, decreased in 2000, as compared to 1999, due to a decrease in net income. The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture increased due to additional capital contributions made by the Partnership to the Joint Venture.

The Iomega Building/Fund IX-X-XI-REIT Joint Venture
---------------------------------------------------

                                                    Three Months Ended                           Nine Months Ended
                                                    ------------------                           -----------------
                                           Sept 30, 2000         Sept 30, 1999         Sept 30, 2000       Sept 30, 1999
                                           -------------         -------------         -------------       --------------
Revenues:
Rental income                               $   168,250           $   150,009           $   504,750         $   397,755
                                            -----------           -----------           -----------         -----------

Expenses:
  Depreciation                                   55,062                48,495               165,186             145,485
  Management & leasing expenses                   7,319                 8,291                21,879              17,629
  Other operating expenses                        2,253                 1,290                12,620               3,815
                                            -----------           -----------           -----------         -----------
                                                 64,634                58,076               199,685             166,929
                                            -----------           -----------           -----------         -----------

Net income                                  $   103,616           $    91,933           $   305,065         $   230,826
                                            ===========           ===========           ===========         ===========

Occupied %                                          100%                  100%                  100%                100%

Partnership's Ownership %                         39.12%                38.96%                39.12%              38.96%

Cash distribution to Partnership            $    60,197           $    53,193           $   178,502         $   142,807

Net income allocated to the
  Partnership                               $    40,544           $    35,812           $   119,484         $    90,380

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

The Quest Building (formerly Bake Parkway) / Fund VIII-IX-REIT Joint Venture
----------------------------------------------------------------------------

                                                 Three Months Ended                      Nine Months Ended
                                                 ------------------                      -----------------
                                          Sept 30, 2000        Sept 30, 1999      Sept 30, 2000     Sept 30, 1999
                                          -------------        -------------      -------------     -------------
Revenues:
Rental income                               $  162,369          $  164,378         $   491,127       $  493,135
                                            ----------          ----------         -----------       ----------

Expenses:
  Depreciation                                  46,368              53,917             154,203          161,752
  Management & leasing expenses                      0               6,196                   0           18,706
  Other operating expenses                      21,177               3,619              (8,370)           4,074
                                            ----------          ----------         -----------       ----------
                                                67,545              63,732             162,573          184,532
                                            ----------          ----------         -----------       ----------

Net income                                  $   94,824          $  100,646         $   328,554       $  308,603
                                            ==========          ==========         ===========       ==========

Occupied %                                         100%                100%                100%             100%

Partnership's Ownership %                         42.0%               45.2%               42.0%            45.2%

Cash Distribution to Partnership            $   74,318          $   77,915         $   247,318       $  234,272

Net income allocated to the
  Partnership                               $   39,864          $   45,496         $   148,517       $  139,499


On June 15, 2000, the Fund VIII-IX-REIT Joint Venture was formed between Wells OP and Fund VIII and Fund IX Associates, a Georgia joint Venture partnership between Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. (the "Fund VIII-IX Joint Venture"). On July 1, 2000, the Fund VIII-IX Joint Venture contributed its interest in the Bake Parkway Property to the Fund VIUII-IX-REIT Joint Venture. The Bake Parkway Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4 acre tract of land in Irvine, California.

A 42-month lease for the entire Bake Parkway Building has been signed by Quest Software, Inc. Occupancy occurred on August 1, 2000. Quest is a publicly traded corporation that provides software database management and disaster recovery services for its clients.

Construction of tenant improvements required under the Quest lease is anticipated to cost approximately $1,250,000 and will be funded by Wells OP.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6 (b). No reports on Form 8-K were filed during the third quarter of 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            WELLS REAL ESTATE FUND IX, L.P.
                            (Registrant)
Dated: November 10, 2000    By: /s/ Leo F. Wells, III
                                ---------------------
                            Leo F. Wells, III, as Individual
                            General Partner and as President,
                            Sole Director and Chief Financial
                            Officer of Wells Capital, Inc., the
                            General Partner of Wells Partners, L.P.