Form 10-K
period 2000-12-31
WELLS REAL ESTATE FUND IX LP
filed 2001-03-28
CIK 929921

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended               December 31, 2000
                         -----------------------------------------------

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from              to
                              --------------------------------------------------
Commission file number       0-22039
                      -------------------------------------

                             Wells Real Estate Fund IX, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Georgia                                     58-2126622
-----------------------------------        -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

6200 The Corners Parkway
Norcross, Georgia                                        30092
------------------------------------       -------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code            (770) 449-7800
                                                   -----------------------------
Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class               Name of exchange on which registered
-------------------------------        ------------------------------------
            NONE                                      NONE
-------------------------------        ------------------------------------

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

Yes  X    No___
    ---

Aggregate market value of the voting stock held by non-affiliates:
 Not Applicable
--------------------

                                    PART I
                                    ------

ITEM 1. BUSINESS
----------------

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

On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996, when it received and accepted subscriptions for 125,000 units. The offering was terminated on December 30, 1996, at which time the Partnership had sold 2,935,931 Class A Units, and 564,069 Class B Units, held by a total of 1,877 and 241 Class A and Class B Limited Partners respectively, for total Limited Partner capital contributions of $35,000,000. After payment of $1,400,000 in acquisition and advisory fees and expenses, payments of $5,254,603 in selling commissions and organization and offering expenses, the investment by the Partnership of $13,289,359 in the Fund VIII - Fund IX Joint Venture and the investment by the Partnership of $14,982,434 in the Fund IX-X-XI-REIT Joint Venture, as of December 31, 2000, the Partnership was holding net offering proceeds of $73,604 available for investment in properties.

The Partnership owns interests in properties through equity ownership in the following joint ventures: (i) Fund VIII and Fund IX Associates, a joint venture between the Partnership and Wells Real Estate Fund VIII, L.P. (the "Fund VIII - Fund IX Joint Venture"), (ii) The Fund IX-X-XI-REIT Associates, a joint Venture among the Partnership, Wells Real Estate Fund X, L.P., Wells Real Estate Fund XI, L.P.,Wells Operating Partnership, L.P., ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. (the Wells "REIT"), as its general partner, (the "Fund IX-X-XI-REIT Joint Venture); and (iii) the Fund VIII-IX-REIT Joint Venture, a joint venture between Wells OP and the Fund VIII-IX Joint Venture.

As of December 31, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four-story office building in Madison, Wisconsin (the "US Cellular Office Building"), which is owned by the Fund VIII - IX Joint Venture; (ii) a one-story office building in Farmer's Branch, Texas (the "TCI Building"), which is owned by the Fund VIII - IX Joint Venture; (iii) a three-story office building in Knoxville, Tennessee (the "Alston Power-Knoxville" formerly the "ABB Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (iv) a two-story office building in Orange County, California, (the "Quest Building", formerly the "Bake Parkway Building", previously owned by Fund VIII-IX Joint Venture), which is now owned by the Fund VIII-IX-REIT Joint Venture; (v) a two-story office building in Boulder County, Colorado (the "Cirrus Logic Building"), which is owned by the Fund VIII - IX Joint Venture; (vi) a two-story office building in Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (vii) a three-story office building located in Boulder County, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; (viii) a one-story office building located in Oklahoma City, Oklahoma (the "Avaya" formerly the "Lucent Technologies

Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture; and (ix) a single-story warehouse and office building located in Ogden, Weber County, Utah (the "Iomega Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., the sole general partner of Wells Partners, L.P., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 "Compensation of General Partners and Affiliates," for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 2000.

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

ITEM 2. PROPERTIES.
------------------

The Partnership owns interests in nine properties through its investment in joint ventures, eight of which are office buildings. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method. As of December 31, 2000, these properties were 100% occupied, up from 99.8% at December 31, 1999, and 99.43% at December 31, 1998.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 2000, assuming no exercise of renewal options or termination rights:

                                                                 Partnership                     Percentage of
                                                                  Share of                           Total
                   Number of                     Annualized      Annualized     Percentage of      Annualized
Year of Lease       Leases        Square Feet    Gross Base      Gross Base     Total Square       Gross Base
 Expiration        Expiring        Expiring       Rent (1)        Rent (1)      Feet Expiring         Rent
--------------------------------------------------------------------------------------------------------------------
   2001                -                -      $        -     $        -               -                -
   2002                6           59,061         497,829        214,384            10.3%             9.4%
   2003(2)             1           17,146         207,810         81,283             3.0%             3.9%
   2004                1           65,006       1,207,992        460,124            11.3%            22.8%
   2005(3)             1          106,750          83,710         32,742            18.6%             1.6%
   2006(4)             1           76,276      $  959,148     $  433,567            13.3%            18.1%
   2007(5)             1           84,404      $1,014,309     $  396,740            14.7%            19.1%
   2008(6)             1           57,186      $  632,752     $  243,290            10.0%            11.9%
   2009(6)             1          108,250      $  696,876     $  272,248            18.8%            13.2%
--------------------------------------------------------------------------------------------------------------------
                      13          574,079       5,300,426      2,134,378             100%             100%

(1)     Average monthly gross rent over the life of the lease, annualized.
(2) Expiration of ODS Technologies in the 360 Interlocken Building in Broomfield, Colorado
(3)     Expiration of Ohmeda lease, Louisville, Colorado
(4)     Expiration of US Cellular lease, Madison, Wisconsin
(5)     Expiration of Alston Power lease, Knoxville, Tennessee
(6)     Expiration of Avaya lease, Oklahoma City, Oklahoma
(7)     Expiration of Iomega lease, Ogden, Utah

The following describes the properties in which the Partnership owns an interest as of December 31, 2000:

Fund VIII - Fund IX Joint Venture
---------------------------------

On June 10, 1996, the Partnership and Wells Real Estate Fund VIII, L.P. ("Wells Fund VIII"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, formed a joint venture known as Fund VIII and Fund IX Associates (the "Fund VIII - Fund IX Joint Venture"). The investment objectives of Wells Fund VIII are substantially identical to those of the Partnership. As of December 31, 2000, Fund VIII had contributed $15,987,323 for an approximately 55% equity interest, and the Partnership had contributed $13,289,358 for an approximately 45% equity interest in the Fund VIII - Fund IX Joint Venture.

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

The average effective annual rental per square foot at the US Cellular Building was $12.60 for 2000, 1999 and 1998 and $8.87 for 1997, the first year of occupancy. The occupancy rate at year end was 100% in 2000, 1999 and 1998.

The TCI Building
----------------

On October 10, 1996, the Fund VIII - Fund IX Joint Venture purchased a one-story office building containing approximately 40,000 rentable square feet, located on approximately 4.864 acres of land in Farmer's Branch, Dallas County, Texas for a purchase price of $4,450,000 excluding acquisition costs (the "TCI Building").

The funds used by the Fund VIII - Fund IX Joint Venture to acquire the TCI Building were derived from capital contributions made by the Partnership and Wells Fund VIII totaling $2,236,530 and $2,238,170, respectively, for total contributions to the Fund VIII - Fund IX Joint Venture with respect to this building of $4,474,700, including acquisition costs.

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

The occupancy rate at the TCI Building at year end was 100% in 2000, 1999, and 1998. The average effective rental per square foot in the TCI Building is $11.38 for 2000 and 1999 and $11.49 for 1998, 1997 and 1996, the first year of ownership.

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

The average effective rental rate per square foot at the Cirrus Logic Building was $14.92 for 2000, 1999, 1998 and $13.25 for 1997, the first year of occupancy. The occupancy rate at year end was 100% in 2000, 1999 and 1998.

Fund VIII-IX-REIT Joint Venture
-------------------------------

On January 10, 1997, the Fund VIII - Fund IX Joint Venture acquired a two story office building containing approximately 65,006 rentable square feet on a 4.4 acre tract of land located at 15253 Bake Parkway, in the Irvine Spectrum planned business community in metropolitan Orange County, California (the "Quest Building", formerly the Bake Parkway Building). The total consideration paid for the building was $7,193,000 excluding acquisition expenses.

The funds used by the Fund VIII - Fund IX Joint Venture to acquire the Quest Building were derived entirely from capital contributions made to the Fund VIII
- Fund IX Joint Venture by the Partnership and Wells Fund VIII. The Partnership and Wells fund VIII made capital contributions of approximately $3,620,316 and $3,608,109, respectively, to fund the purchase of the building, for total capital contributions to the Fund VIII Fund IX joint Venture with respect to the Quest Building of approximately $7,228,425.

On February 18, 1999, Wells OP entered into a Rental Income Guaranty Agreement with Fund VIII and Fund IX Associates, whereby Wells OP guaranteed the VIII-IX Joint Venture that it would receive rental income on the Quest Building previously leased to Matsushita Avionics at least equal to the rental building expenses that the VIII-IX Joint Venture would have received over the remaining term of its original lease with Matsushita Avionics. Wells OP had paid approximately $543,000 in rental income guaranty payments to the VIII-IX Joint Venture through December 31, 2000, but has since ceased making such payments since the Bake Parkway Building is now fully leased to Quest.

On June 15, 2000, the Fund VIII-IX-REIT Joint Venture was formed between Wells OP and Fund VIII and Fund IX Associates. On July 1, 2000, the Fund VIII-IX Joint Venture contributed its interest in the Bake Parkway Property to the Fund VIII-IX-REIT Joint Venture. At December 31, 2000, the Partnership held an equity interest in the VIII-IX-REIT Joint Venture of 38.1%.

A 42-month lease for the entire Bake Parkway Building has been signed by Quest Software, Inc. Occupancy occurred on August 1, 2000. Quest is a publicly traded corporation that provides software database management and disaster recovery services for its clients.

Construction of tenant improvements required under the Quest lease cost approximately $1,231,000 and was funded by Wells OP.

The average effective rental per square foot at the Quest building is $13.72 for 2000, $10.11 for 1999 and $10.32 for 1998. The occupancy rate at year end was 100% in 2000, 1999 and 1998.

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

The IX-X Joint Venture, which changed its name to the Fund IX-X-XI-REIT Joint Venture, had previously acquired and owned the following three properties: (i) the Alston Power Building, formerly ABB Building, located in Knoxville, Knox County, Tennessee, (ii) the Ohmeda Building located in Louisville, Boulder County, Colorado, and (iii) the 360 Interlocken Building located in Broomfield, Boulder County, Colorado. On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased the Avaya Building, formerly the Lucent Technologies Building, in Oklahoma City, Oklahoma County, Oklahoma. On July 1, 1998, Wells Fund X contributed a single-story warehouse and office building with 108,250 rentable square feet (the "Iomega Building") to the Fund IX-X-XI-REIT Joint Venture as a capital contribution.

As of December 31, 2000, the Partnership held an approximately 39.1% equity interest in the Fund IX-X-XI-REIT Joint Venture. As of December 31, 2000, Wells Fund X held an approximate 48.3% equity interest, Wells Fund XI held an approximate 8.9% equity interest, and Wells OP held an approximate 3.7% equity interest in the Fund IX-X-XI-REIT Joint Venture.

The Alston Power Knoxville Building
-----------------------------------

On March 20, 1997, the Fund IX-X Joint Venture began construction on a three-story office building containing approximately 84,404 rentable square feet (the " Alston Power Building") on a 5.62 acre tract of real property in Knoxville, Knox County, Tennessee. The land purchase and construction costs totaling approximately $8,137,994 were funded by capital contributions of $4,221,973 by the Partnership and $3,916,021 by Wells Fund X.

Alston Power, Inc. successor in interest to ABB Environmental Systems, a subsidiary of ABB, Inc., occupied its lease space of 56,012 rentable square feet comprising approximately 67% of the building in December 1997. The initial term of the lease is 9 years and 11 months commencing in December of 1997. Alston Power has the option under its lease to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 payable in equal monthly installments of $53,854 during the first five years and $728,750 payable in equal monthly installments of $60,729 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at market rental rates. In addition to the base rent, Alston Power is required to pay additional rent equal to its share of operating expenses during the lease term.

Commencing December 1, 1999, ABB Environmental exercised its right of first refusal to lease an additional 23,992 square feet of space vacated by The Associates in September, 1999. This addition increased their rentable floor area from 57,831 square feet to 81,823 square feet. On May 19, 2000, Alston Power, Inc. successor in interest to ABB Flak, Inc. executed the third amendment to lease agreement for the remaining 2,581 square feet of rentable floor area on the second floor of the building. Accordingly, Alston Power now occupies 100% of the building, and will pay lease rent at the same terms and conditions of their original lease.

The average effective annual rental per square foot at the Alston Power Building was $14.05 for 2000, $11.77 for 1999, $9.97 for 1998 and $8.16 for 1997, the
first year of occupancy. The occupancy rate at year end was 100% for 2000, 98% for 1999 and 95% for 1998.

Ohmeda Building
---------------

On February 13, 1998, the Fund IX-X Joint Venture acquired a two-story building that was completed in 1998 with approximately 106,750 rentable square feet (the "Ohmeda Building") on a 15-acre tract of land located in Louisville, Boulder County, Colorado. The purchase price for the Ohmeda Building was $10,325,000. The Fund IX-X Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Ohmeda Building, including attorney's fees, recording fees and other closing costs. As of December 31, 2000, the Partnership had contributed $3,460,192 and Wells Fund X had contributed $6,900,878 to this property.

The entire 106,750 rentable square feet of the Ohmeda Building is currently under a net lease dated February 26, 1987, as amended by First Amendment to Lease dated December 3, 1987 and as amended by Second Amendment to Lease dated October 20, 1997 (the "Lease") with Ohmeda, Inc., a Delaware corporation. The lease was assigned to the Joint Venture at the closing. The lease currently expires in January 2005, subject to (i) Ohmeda's right to effectuate an early termination of the lease under the terms and conditions described below, and
(ii) Ohmeda's right to extend the lease for two additional five year periods of time at the then current market rental rates.

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

The average effective annual rental rate per square foot at the Ohmeda Building was $9.62 for 2000, 1999 and 1998, the first year of occupancy. The occupancy rate at year end was 100% for 2000, 1999 and 1998.

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

The average effective annual rental rate per square foot at the 360 Interlocken Building was $16.23 for 2000, $15.97 for 1999 and 1998, the first year of occupancy. The occupancy rate at year-end was 100% for 2000, 1999 and 1998.

Avaya Building (formerly Lucent Technologies Building)
------------------------------------------------------

On May 30, 1997, the Fund IX-X Joint Venture entered into an agreement for the purchase and sale of real property with Wells Development Corporation ("Wells Development"), an affiliate of the General Partners, for the acquisition and development of a one-story office building containing 57,186 net rentable square feet on 5.3 acres of land (the "Avaya Building"). On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased this property for a purchase price of $5,504,276. The purchase price was funded by capital contributions of $657,804 by the Partnership, $950,392 by Fund X, $2,482,810 by Fund XI and $1,421,466 by Wells OP.

Avaya, a world-wide leader in the telecommunications technology producing a variety of communication products, has occupied the entire Avaya Building. The initial item of the lease will be ten years commencing January 5, 1998. Avaya has the option to extend the initial term of the lease for two additional five year periods. The annual base rent payable during the initial term is $508,383 payable in equal monthly installments of $42,365 during the first five years and $594,152 payable in equal monthly installments of $49,513 during the second five year lease term. The annual base rent for each extended term will be at market rental rates. In addition to the base rent, Avaya will be required to pay additional rent equal to its share of operating expenses during the lease term.

The average effective annual rental per square foot at the Avaya Building was $10.19 for 2000, 1999 and $9.69 for 1998, the first year of occupancy. The occupancy rate at year end was 100% for 2000, 1999 and 1998.

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

The land was purchased at a cost of $212,000, excluding acquisition costs. The funds used to acquire the land and for the improvements were funded entirely out of capital contributions from Wells Fund XI to the Fund IX-X-XI-REIT Joint Venture in the amount of $874,625. The project was completed at a total cost of $874,625.

The average effective annual rental per square foot at the Iomega Building was $5.18 for 2000, 1999 and $4.60 for 1998, the first year of occupancy. The occupancy rate at year end was 100% for 2000, 1999 and 1998.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 2000.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the year
2000.

                                    PART II
                                    -------

ITEM 5. MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.
--------------------------------------------------------------------------

The offering for sale of Units in the Partnership terminated on December 30, 1996, at which time the Partnership had 2,935,931 outstanding Class A Units held by a total of 1841 Limited Partners and 564,069 outstanding Class B Units held by a total of 257 Limited Partners. As of February 28, 2001, the Partnership had 3,110,159 outstanding Class A Units held by a total of 1,905 Limited partners and 389,841 outstanding Class B Units held by a total of 212 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners have estimated the investment value of properties held by the Partnership as of December 31, 2000 to be $10.68 per A unit and $13.78 per B unit based on market conditions existing in early December 2000. The methodology used for this valuation was to estimate the amount a holder of Partnership Units would receive if the Partnership's properties were all sold in the ordinary course of business as of December 31, 2000, and the proceeds from such sales (without reduction for selling expenses), together with Partnership funds held as of such date, were distributed in a liquidation of the Partnership. This value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation.

Class A Limited Partners are entitled to a distribution from Net Cash From Operations, as defined in the Partnership Agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per Unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A Status Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to Limited Partners holding Class B Status Units. Holders of

Class A Status Units will, except in limited circumstances, be allocated none of the Partnership's net loss, depreciation, and amortization deductions. These deductions will be allocated to the Class B Status Units, until their capital account balances have been reduced to zero. No distributions have been made to the General Partners as of December 31, 2000.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners select to have their cash distributed monthly. Cash distributions made to Class A Status Limited Partners during the two most recent fiscal years were as follows:

                            Per Class A Status Unit
   -------------------------------------------------------------------------

    Distribution for            Total Cash         Investment     Return of
    Quarter Ended               Distributed          Income        Capital
    -------------               -----------          ------        -------

   March 31, 1999               $  694,497          $  0.23         $ 0.00
   June 30, 1999                $  695,564          $  0.23         $ 0.00
   September 30, 1999           $  687,145          $  0.23         $ 0.00
   December 31, 1999            $  623,076          $  0.20         $ 0.00
   March 31, 2000               $  672,619          $  0.22         $ 0.00
   June 30, 2000                $  692,840          $  0.23         $ 0.00
   September 30, 2000           $  714,179          $  0.23         $ 0.00
   December 31, 2000            $  719,081          $  0.23         $ 0.00

The fourth quarter distribution was accrued for accounting purposes in 2000, and was not actually paid to Limited Partners until February, 2001. Although there is no assurance, the General Partners anticipate that cash distributions to Limited Partners holding Class A Status Units will continue in 2001 at a level at least comparable with 2000 cash distributions on an annual basis.










               (Remainder of this page left intentionally blank)

ITEM 6. SELECTED FINANCIAL DATA.
-------------------------------

The Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 Units on February 12, 1996.

The following sets forth a summary of the selected financial data for the fiscal year ended December 31, 2000, 1999 and 1998 and 1997:

                                               2000               1999              1998               1997
                                               ----               ----              ----               ----
Total assets                              $  27,001,398     $  29,211,164     $  27,944,553     $   29,945,898
Total revenues                                1,836,768         1,561,456         1,593,734          1,199,300
Net income                                    1,758,676         1,449,955         1,490,331          1,091,766
Net loss allocated
   to General Partners                    $           0     $           0     $           0     $         (206)
Net income allocated to
   Class A Limited Partners               $   2,858,806     $   2,597,938     $   2,713,636     $    1,564,778
Net loss allocated to
   Class B Limited Partners               $  (1,100,130)    $  (1,147,983)    $  (1,223,305)    $     (472,806)
Net income per weighted
   average (1) Class A
   Limited Partner Unit                   $        0.93     $        0.89     $        0.88     $         0.53
Net loss per weighted
   average (1) Class B
   Limited Partner Unit                   $       (2.67)    $       (2.72)    $       (2.18)    $        (0.77)
Cash Distributions per
Weighted average (1)
   Class A Limited Partner
     Unit:
        Investment Income                 $        0.91     $      0  .89     $        0.82     $         0.46
        Return of Capital                 $        0.00     $      0  .00     $        0.00     $         0.00

(1) The weighted average unit is calculated by averaging units over the period they are outstanding during the time units are still being purchased or converted by Limited Partners in the Partnership.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS
--------------------------------------------------------------------------------
OF OPERATION.
------------

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

The Partnership commenced active operations on February 24, 1996, when it received and accepted subscriptions for 125,000 units. The offering was terminated on December 30, 1996, at which time the Partnership had sold 2,935,931 Class A Status Units and 564,069 Class B Status Units, held by a total of 1,841 and 257 Limited Partners respectively, for total Limited Partner contributions of $35,000,000. After payment of $1,400,000 in acquisition and advisory fees and expenses, payment of $5,254,603 in selling commissions and organization and offering expenses, the investment by the Partnership of $13,289,359 in the Fund VIII - Fund IX Joint Venture, and the investment of $14,982,434 in the Fund IX-X-XI-REIT Joint Venture, as December 31, 2000, the Partnership was holding net offering proceeds of $73,604 available for investments in properties.

Gross revenues of the Partnership were $1,836,768 for the year ended December 31, 2000, $1,593,734 for the year ended December 31, 1999 and $1,561,456 for the year ended December 31, 1998. This increase was attributable primarily to increased revenues at Alston Power Building as well as the overall decrease in expenses at the properties in the Joint Ventures. Expenses of the Partnership were $78,092 for 2000, $103,403 for 1999 and $111,501 for 1998, and consisted primarily of legal, accounting and partnership administrative costs. Net income of the Partnership was $1,758,676 for the 14 year ended December 31, 2000, $1,490,331 for the year ended December 31, 1999 and $1,449,955 for the year ended December 31, 1998.

The Partnership made cash distributions of investment income to Limited Partners holding Class A Status Units of $0.91 for Class A Status Unit for the year ended December 31, 2000, $0.89 per Class A Status Unit for the year ended December 31, 1999 and $0.82 per Class A Status Unit for the year ended December 31, 1998. The General Partners anticipate distributions per Unit to Limited Partners holding Class A Status Units will continue in 2001 at a level at least comparable with 2000 cash distributions on an annual basis. Distributions accrued for the fourth quarter of 2000 to the Limited partners holding Class A Status Units were paid in February, 2001. No cash distributions were made to Limited Partners holding Class B Status Units.

Property Operations
-------------------

The Partnership's ownership interest in the Fund VIII - Fund IX Joint Venture is 45.2%, the Partnership's ownership interest in the Fund VIII-IX-REIT Joint Venture is 38.1% and the Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Ventures is 39.1%

As of December 31, 2000, the Partnership owned interests in the following operational properties:

The TCI Building - Fund VIII -Fund IX Joint Venture
---------------------------------------------------

                                                          For the Year Ended December 31,
                                                          ------------------------------
                                                    2000              1999              1998
                                                    ----              ----              ----
Revenues:
  Rental income                                   $ 455,177       $  455,178          $  455,177
  Interest income                                    34,740           25,995              32,194
                                                 ----------       ----------          ----------
                                                    489,917          481,173             487,371
                                                 ----------       ----------          ----------
Expenses:
  Depreciation                                      166,596          166,593             166,594
  Management & leasing expenses                      17,487           17,370              17,199
  Other operating expenses                           11,299           10,044               9,236
                                                 ----------       ----------          ----------
                                                    195,382          194,007             193,029
                                                 ----------       ----------          ----------

Net income                                        $ 294,535       $  287,166          $  294,342
                                                 ==========       ==========          ==========

Occupied %                                              100%             100%                100%

Partnership's Ownership % in the
   Fund VIII - Fund IX Joint Venture                   45.2%            45.2%               45.2%

Cash distribution to Partnership                  $ 197,066       $  193,733          $  200,708

Net income allocated to the Partnership           $ 133,139       $  129,808          $  135,548

Rental income and expenses remained relatively constant. Total revenue and net income increased in 2000 due to fluctuations in interest income rates.

Real estate taxes and primarily all operational expenses for the building are the responsibility of the tenant.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The US Cellular Building/Fund VIII - Fund IX Joint Venture
----------------------------------------------------------

                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                        2000                1999                1998
                                                                        ----                ----                ----
Revenues:
   Rental income                                                   $ 1,282,076         $  1,282,078          $1,282,076
                                                                   -----------         ------------          ----------
Expenses:
   Depreciation                                                        601,651              601,652             601,509
   Management & leasing expense                                        139,718              129,474             139,396
   Other operating expenses                                            (80,889)              84,345            (118,009)
                                                                   -----------         ------------          ----------
                                                                       660,480              815,471             622,896
                                                                   -----------         ------------          ----------
                                                                   $   621,596         $    466,607          $  659,180
                                                                   ===========         ============          ==========

Occupied %                                                                 100%                 100%                100%

Partnership's Ownership %                                                 45.2%                45.2%               45.2%

Cash distribution to Partnership                                   $   550,168         $    469,668          $  550,715

Net income allocated to Partnership                                $   280,982         $    210,922          $  303,943

Net income increased for the year ended December 31, 2000, as compared to 1999, due to an increase in common area maintenance reimbursements billed to tenants due to a large credit for 1998, that was applied to the tenants in 1999 but not in 2000. Net income decreased for the year ended December 31, 1999, as compared to 1998, due to a decreased in common area maintenance reimbursements billed to tenants in 1999, due to overbilling of property tax in 1998. The credit for 1998 was approximately $100,000 and was credited to the tenants in 1999. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled in the following year and the difference billed to the tenant. Management fee reimbursement is also included in operating costs. The building incurred property taxes of $47,654 for 2000, $49173 for 1999 and $50,825 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The Cirrus Logic Building/Fund VIII - Fund IX Joint Venture
-----------------------------------------------------------

                                                                        For the Year Ended December 31,
                                                            2000                     1999                    1998
                                                            ----                     ----                    ----
Revenues:
   Rental income                                        $  738,156              $  738,156                $ 738,156
                                                        ----------              ----------                ---------
Expenses:
   Depreciation                                            291,063                 291,063                  291,064
   Management & leasing expense                             48,513                  44,329                   39,149
   Other operating expenses                                  5,833                 (81,061)                  62,038
                                                        ----------              ----------                ---------
                                                           345,409                 254,331                  392,251
                                                        ----------              ----------                ---------
   Net income                                           $  392,747              $  483,825                $ 345,905
                                                        ==========              ==========                =========

Occupied %                                                     100%                    100%                     100%

Partnership's Ownership %                                     45.2%                   45.2%                    45.2%

Cash distribution to Partnership                        $  280,868              $  322,028                $ 265,441

Net income allocated to Partnership                     $  177,534              $  218,705                $ 160,123

Rental income, depreciation, and management and leasing fees remained relatively stable while other operating expenses increased for the year ended December 31, 2000, as compared to the same period in 1999, due primarily to an adjustment for common-area maintenance billing to the tenants. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled in the following year and the difference billed to the tenants. The decrease in other operating expenses from 1998 to 1999 was due to an adjustment for property taxes billed to tenants. Management fees reimbursed by the tenant are also included in other operating expenses.

The building incurred property taxes of $231,696 for 2000, $215,174 for 1999 and $101,229 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The Quest Building (formerly the Bake Parkway Building)/Fund VIII - IX - REIT
-----------------------------------------------------------------------------
Joint Venture
-------------

                                                                 For the Year Ended December 31,
                                                                 -------------------------------
                                                            2000               1999             1998
                                                            ----               ----             ----
Revenues:
   Rental income                                     $      891,807    $      657,513    $     670,792
                                                     --------------    --------------    -------------
Expenses:
   Depreciation                                             295,726           215,670          215,669
   Management & leasing expense                              52,123            24,902           26,050
   Other operating expenses                                  93,312             9,388           16,180
                                                     --------------    --------------    -------------
                                                            441,161           249,960          257,899
                                                     --------------    --------------    -------------

   Net income                                        $      450,646    $      407,553    $     412,893
                                                     ==============    ==============    =============

Occupied %                                                      100%              100%             100%

Partnership's Ownership %                                      38.1%             45.2%            45.2%

Cash distribution to Partnership                     $      313,417    $      311,420    $     306,434

Net income allocated to Partnership                  $      192,457    $      184,227    $     190,139

On June 15, 2000, the Fund VIII-IX-REIT Joint Venture was formed between Wells OP and Fund VIII and Fund IX Associates, a Georgia joint venture partnership between Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. (the "fund VIII-IX Joint Venture"). On July 1, 2000, the Fund VIII-IX Joint Venture contributed its interest in the Bake Parkway Property to the Fund VIII-IX-REIT Joint Venture. The Bake Parkway Building is a two-story office building containing approximately 65,006 rentable square feet in Irvine, California.

A 42-month lease for the entire Bake Parkway Building has been signed by Quest Software, Inc. Occupancy occurred on August 1, 2000. Quest is a publicly trade corporation that provides software database management and disaster recovery services for its clients.

Construction of tenant improvements required under the Quest lease cost approximately $1,231,000 and was funded by Wells OP.

Rental income and management and lease fees have increased in 2000 as compared to 1999 and 1998 due to the increased rental rate on the Quest lease. Depreciation has increased due to the tenant improvement placed in service in 2000. Other operating expenses increased in 2000 due primarily to a write off of prior year straight line rent related to a prior tenant.

The Alston Power Building (formerly the ABB Building)/ Fund IX-X-XI-REIT Joint
------------------------------------------------------------------------------
Venture
-------

                                                                       For The Year Ended
                                                 December 31, 2000      December 31, 1999      December 31, 1998
                                                 -----------------      -----------------      -----------------
Revenues:
   Rental income                                  $    1,185,573          $      987,327         $     836,746
   Interest Income                                        73,676                  58,768                20,192
                                                  --------------          --------------         -------------
                                                       1,259,249               1,046,095               856,938
                                                  --------------          --------------         -------------

Expenses:
   Depreciation                                          394,998                 537,799               475,020
   Management & leasing expense                          149,378                 120,325               107,338
   Operating costs,
     net of reimbursements                               (77,526)                 (2,532)              (40,641)
                                                  --------------          --------------         -------------
                                                         466,850                 655,592               541,717
                                                  --------------          --------------         -------------

   Net income                                     $      792,399          $      390,503         $     315,221
                                                  ==============          ==============         =============

Occupied %                                                   100%                     98%                   95%

Partnership's Ownership %                                   39.1%                   39.1%                 39.8%

Cash distribution to partnership                  $      463,586          $      364,642         $     312,163

Net income allocated to Partnership               $      310,271          $      152,956         $     134,866

Rental income increased in 2000, over 1999 and 1998, due primarily to the increased occupancy level of the property. Other operating expenses were negative for 2000, 1999 and 1998 due to an offset of tenant reimbursements in operating costs, as well as management and leasing fee reimbursements. Tenants are billed an estimated amount for current year common area maintenance which is then reconciled the following year and the difference billed to the tenant. Total expenses decreased in 2000 due to a decrease in depreciation expense but, increased for 1999, over 1998, due to increased depreciation and management and leasing fees as the building was leased up. The decrease in depreciation resulted form an accelerated depreciation on tenant improvement for a short term lease in 1999 for 23,092 square feet.

Cash distributions and net income allocated to the Partnership increased in 2000 over prior year levels due to a combination of increased rental income and decreased operating expenses. The Alston Power - Knoxville Building incurred property taxes of $63,198 for 2000, $47,616 for 1999 and $36,771 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 3. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The Avaya Building (formerly the Lucent Technologies Building) / Fund IX-X-XI-
------------------------------------------------------------------------------
REIT Joint Venture
------------------

                                                      For the Year Ended     For the Year Ended     Seven Months Ended
                                                       December 31, 2000      December 31, 1999      December 31, 1998
                                                       -----------------      -----------------      -----------------
Revenues:
  Rental income                                             $    583,009           $    583,009            $   291,508
                                                            ------------           ------------            -----------
Expenses:
  Depreciation                                                   183,204                183,204                106,871
  Management & leasing expenses                                   21,479                 21,479                 11,281
  Operating costs, net of
    reimbursement                                                 12,753                 15,809                  9,883
                                                            ------------           ------------            -----------
                                                                 217,436                220,492                128,035
                                                            ------------           ------------            -----------

Net Income                                                  $    365,573           $    362,517            $   163,473
                                                            ============           ============            ===========

Occupied %                                                           100%                   100%                   100%

Partnership's Ownership %                                           39.1%                  39.1%                  39.8%

Cash distribution to Partnership                            $    197,234           $    195,545            $   157,332

Net income allocated to the
   Partnership                                              $    143,137           $    141,870            $    65,200

Rental income, depreciation and management and leasing fees remained stable in 2000, as compared to 1999, while other operating expenses are slightly lower, due primarily to a one-time charge for consulting fees in 1999, which did not occur in 2000. Net income and cash distributions allocated to the Partnership increased in 2000, compared to 1999, due primarily to the increase in net income. The tenant is responsible for property taxes. Since the Avaya Building was purchased in June 1998, comparative income and expense figures are available for only seven months of 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The Ohmeda Building / Fund IX-X-XI-REIT Joint Venture
-----------------------------------------------------

                                             For the Year Ended     For the Year Ended       Eleven Months Ended
                                              December 31, 1999      December 31, 1999        December 31, 1998
                                              -----------------      -----------------        -----------------
Revenues:
   Rental income                                  $   1,027,314          $   1,027,314             $    898,901
                                                  -------------          -------------             ------------

Expenses:
   Depreciation                                         326,305                326,304                  299,112
   Management & leasing expenses                         54,482                 46,911                   41,688
   Operating costs, net of Reimbursement                 65,152                (15,183)                   2,863
                                                  -------------          -------------             ------------
                                                        445,939                358,032                  343,663
                                                  -------------          -------------             ------------

Net Income                                        $     581,375          $     669,282             $    555,238
                                                  =============          =============             ============

Occupied %                                                  100%                   100%                     100%

Partnership's Ownership %                                  39.1%                  39.1%                    39.8%

Cash distribution to Partnership                  $     346,457          $     380,627             $    360,390

Net income allocated to the
   Partnership                                    $     227,626          $     261,867             $    243,597

Rental income remained stable in 2000, as compared to 1999. Total expenses increased significantly due in part to a significant rise in real estate taxes, which stemmed from the revaluation of the property by Boulder County authorities in 1999. A later reduction in taxes resulting from an appeal in 2000 was offset by a common area maintenance reimbursement credit to the tenant. The Ohmeda Building incurred property taxes of $227,495 for 2000, $249,707 for 1999 and $143,962 for 1998.

Cash distributions and net income allocated to the Partnership decreased in 2000 as compared to 1999, due to decreased net income.

For comments on the general competitive conditions to which the property may be subject, see Item I, Business, page 2. For additional information on tenants, etc. refer to item 2, Properties, page 3.

The 360 Interlocken Building / Fund IX-X-XI-REIT Joint Venture
--------------------------------------------------------------

                                               For the Year Ended         For the Year Ended          Ten Months Ended
                                                December 31, 2000          December 31, 1999         December 31, 1998
                                                -----------------          -----------------         -----------------
Revenues:
   Rental income                                      $   843,675               $    829,827               $   665,405
   Interest Income                                              0                          0                       246
                                                      -----------               ------------               -----------
                                                          843,675                    829,827                   665,651
                                                      -----------               ------------               -----------
Expenses:
   Depreciation                                           286,680                    286,680                   238,299
   Management & leasing expenses                          108,275                     73,129                    55,130
   Operating costs, net of Reimbursement                  (75,208)                    42,431                   (55,654)
                                                      -----------               ------------               -----------
                                                          319,747                    402,240                   237,775
                                                      -----------               ------------               -----------

Net Income                                            $   523,928               $    427,587               $   427,876
                                                      ===========               ============               ===========

Occupied %                                                    100%                       100%                      100%

Partnership's Ownership %                                    39.1%                      39.1%                     39.8%

Cash distribution to Partnership                      $   319,194               $    277,124               $   282,781

Net income allocated to the Partnership               $   205,155               $    167,284               $   188,147

Rental income increased due to a tenant occupying additional space previously leased to another tenant at a lower rate. Other operating expenses are negative due to an offset of tenant reimbursements in operating costs as well as management and leasing fee reimbursement. Tenants are billed an estimated amount for current year common area maintenance, which is then reconciled the following year and the difference billed to the tenants. Management and leasing expenses increased in 2000 as compared to 1999 due to differences in adjustment for prior year billings to tenants. The 360 Interlocken Building incurred property taxes of $268,744 for 2000, $244,025 for 1999 and $96,747 for 1998.

Net income and cash distributions allocated to the Partnership increased in 2000 as compared to 1999 due primarily to the increase in net income.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc. refer to Item 2, Properties, page 3.

The Iomega Building / Fund IX-X-XI-REIT Joint Venture
-----------------------------------------------------

                                            For the Year Ended             For the Year Ended       Nine Months Ended
                                             December 31, 2000              December 31, 1999       December 31, 1998
                                             -----------------              -----------------       -----------------
Revenues:
   Rental income                                  $    673,000                   $    560,906            $    373,420
                                                  ------------                   ------------            ------------
Expenses:
   Depreciation                                        220,248                        204,925                 145,975
   Management & leasing expenses                        29,159                         24,295                  23,058
   Operating costs, net of
     Reimbursement                                      17,725                          9,368                  (4,579)
                                                  ------------                   ------------            ------------
                                                       267,132                        238,588                 164,454
                                                  ------------                   ------------            ------------

Net Income                                        $    405,868                   $    322,318            $    208,966
                                                  ============                   ============            ============

Occupied %                                                 100%                           100%                    100%

Partnership's Ownership %                                 39.1%                          39.1%                   39.8%

Cash distribution to Partnership                  $    237,579                   $    200,208            $     93,461

Net income allocated to the Partnership           $    158,915                   $    126,095            $     60,311

Rental income increased in 2000, as compared to 1999, due to the completion of the parking lot complex in the second quarter of 1999. Total expenses increased in 2000, over 1999, due to an increase in depreciation and real estate tax expenses relating to the new parking lot. Other operating expenses for 1998 are negative due to tenant reimbursement reflected in this category which includes management and leasing expense reimbursement. The Iomega Building incurred property taxes of $76,754 for 2000, $73,020 for 1999 and $44,559 for 1998, the
first year of occupancy.

Net income and cash distributions allocated to the Partnership increased in 2000, as compared to 1999, due primarily to the increase in net income.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on tenant, etc. refer to Item 2, Properties, page 3.

Liquidity and Capital Resources
-------------------------------

The Partnership commenced active operations on February 24, 1996, when it received and accepted subscriptions for 125,000 Units. As of December 31, 2000, the Partnership raised $35,000,000 in capital through the sale of 3,500,000 Units. After payment of $1,400,000 in acquisition and advisory fees and expenses, payment of $5,254,603 in selling commissions and organizational and offering expenses, and the investment by the Partnership of $28,271,793 in joint ventures, as of December 31, 2000, the Partnership was holding net offering proceeds of approximately $73,604 available for investment in the properties.

The Partnership had net cash (used in) provided by operating activities in 2000 of ($66,145), 1999 of ($94,403) and 1998 of $80,147. Net cash provided by (used
in) by investing activities of $2,786,972 in 2000, $2,624,017 in 1999 and ($7,330,065) in 1998. This was primarily the result of reducing the Partnership's investment in the joint ventures and receiving distributions from its investments in Joint Venture. Net cash used in financing activities was $2,707,684 in 2000, $2,753,442 in 1999 and $2,188,189 in 1998.

The Partnership's distributions paid and payable through the fourth quarter of 2000 have been paid from net cash from operations and from distributions received from its equity investment in joint ventures. The Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. No cash distributions were paid to Class B Unit holders for 2000. The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
---------------------------------------------------

The Financial Statements of the Registrant and supplementary data are detailed under Item 14 (a) and filed as part of the report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

There were no disagreements with the Partnership's accountants or other reportable events during 2000.

                                   PART III
                                   --------

ITEM 10. GENERAL PARTNERS OF THE PARTNERSHIP.
--------------------------------------------

Wells Partners, L.P.  Wells Partners, L.P. is a private Georgia limited
-------------------
partnership formed on October 25, 1990. The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc., a Georgia corporation. The executive offices of Wells Capital, Inc. are located 6200 The Corners Parkway, Norcross, Georgia 30092.

Leo F. Wells, III.  Mr. Wells is a resident of Atlanta, Georgia, is 57 years of
-----------------
age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital, Inc. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for 25 which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11. COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.
--------------------------------------------------------

The following table summarizes the compensation and fees (including reimbursement of expenses) paid to the General Partners and their affiliates during the year ended December 31, 2000.

                            CASH COMPENSATION TABLE
                            -----------------------

                  (A)                                      (B)                                              (C)
 Name of Individual or Number in              Capacities in which served Form                        Cash Compensation
               Group                                 of Compensation
-----------------------------------------------------------------------------------------------------------------------

Wells Management Company, Inc.                Property Manager -                                        $212,225
                                              Management & Leasing Fees

(1) These fees are not paid directly by the Partnership but are paid by the joint venture entities which owns properties for which the property management and leasing services relate and include management and leasing fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-----------------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2001

                                      (2)                       (3)
           (1)                Name and Address of      Amount and Nature of                (4)
     Title of Class            Beneficial Owner        Beneficial Ownership          Percent of Class
     --------------            ----------------        --------------------          ----------------
      Class A Units            Leo F. Wells, III          2,128.70 Units               Less than 1%
                                                        (IRA, 401 (k) Plan)

No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds.
--------------------------------------------------------

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Status Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Class A Status Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sales proceeds for the year ended December 31, 2000.

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

Wells Management Company, Inc. received $212,225 in cash compensations for the year ended December 31, 2000.

Real Estate Commissions
-----------------------

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 2000.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

(a) 1. The Financial Statements are contained on Pages F-2 through F-24 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a) 2. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the year of 2000.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)       See (a) 2 above.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March, 2001.

                                            Wells Real Estate Fund IX, L.P.
                                            (Registrant)

                                            By: /s/ Leo F. Wells, III
                                                ------------------------------
                                                Leo F. Wells, III
                                                Individual General Partner and
                                                as President and Chief Financial
                                                Officer of Wells Capital, Inc.,
                                                the General Partner of Wells
                                                Partners, L.P.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature                      Title
---------                      -----

/s/ Leo F. Wells, III          Individual General Partner,      March 27, 2001
---------------------          President and Sole Director of
Leo F. Wells, III              Wells Capital, Inc., the
                               General Partner of Wells
                               Partners, L.P.

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

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

Financial Statements                                                                 Page
--------------------                                                                 ----
Independent Auditors' Report                                                         F-2

Balance Sheets as of December 31, 2000 and 1999                                      F-3

Statements of Income for the Year Ended December 31, 2000, 1999 and 1998             F-4

Statements of Partners' Capital for the Year Ended December 31, 2000,
 1999, and 1998                                                                      F-5

Statements of Cash Flows for the Year Ended December 31, 2000, 1999 and 1998         F-6

Notes to Financial Statements for December 31, 2000, 1999 and 1998                   F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Wells Real Estate Fund IX, L.P.:


We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND IX, L.P. (a Georgia public limited partnership) as of December 31, 2000 and 1999 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund IX, L.P. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 30, 2001

                        WELLS REAL ESTATE FUND IX, L.P.

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS

                          DECEMBER 31, 2000 AND 1999

                                    ASSETS
                                                                                         2000              1999
                                                                                     -----------       -----------
INVESTMENT IN JOINT VENTURES                                                         $26,166,688       $27,196,918

ACCOUNTS RECEIVABLE                                                                        1,458                 0

CASH AND CASH EQUIVALENTS                                                                115,337           102,194

DUE FROM AFFILIATES                                                                      714,195           639,956

DEFERRED PROJECT COSTS                                                                     3,720             5,485
                                                                                     -----------       -----------
              Total assets                                                           $27,001,398       $27,944,553
                                                                                     ===========       ===========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

    Accounts payable and accrued expenses                                            $     5,853       $         0
    Partnership distributions payable                                                    719,081           628,046
                                                                                     -----------       -----------
              Total liabilities                                                          724,934           628,046
                                                                                     -----------       -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
    Limited partners:
       Class A--3,110,159 units and 3,072,322 units as of December 31, 2000
           and 1999, respectively                                                     26,276,464        26,114,657
       Class B--389,841 units and 427,678 units as of December 31, 2000 and
           1999, respectively                                                                  0         1,201,850
                                                                                     -----------       -----------
              Total partners' capital                                                 26,276,464        27,316,507
                                                                                     -----------       -----------
              Total liabilities and partners' capital                                $27,001,398       $27,944,553
                                                                                     ===========       ===========

      The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND IX, L.P.

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                                   2000            1999             1998
                                                                -------------   -------------    ------------
REVENUES:
    Equity in income of joint ventures                          $  1,829,216     $ 1,593,734     $ 1,481,869
    Interest income                                                    7,552               0          79,587
                                                                ------------     -----------     -----------
                                                                   1,836,768       1,593,734       1,561,456
                                                                ------------     -----------     -----------
EXPENSES:
    Partnership administration                                        47,396          60,020          63,643
    Legal and accounting                                              18,823          20,897          33,673
    Amortization of organization costs                                     0          12,500           6,250
    Computer costs                                                    11,873           9,986           7,935
                                                                ------------     -----------     -----------
                                                                      78,092         103,403         111,501
                                                                ------------     -----------     -----------
NET INCOME                                                      $  1,758,676     $ 1,490,331     $ 1,449,955
                                                                ============     ===========     ===========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                $  2,858,806     $ 2,713,636     $ 2,597,938
                                                                ============     ===========     ===========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                  $ (1,100,130)    $(1,223,305)    $(1,147,983)
                                                                ============     ===========     ===========

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT    $       0.93     $      0.89     $      0.88
                                                                ============     ===========     ===========
NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT      $      (2.67)    $     (2.72)    $     (2.18)
                                                                ============     ===========     ===========
CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED
    PARTNER UNIT                                                $       0.91     $      0.89     $      0.82
                                                                ============     ===========     ===========

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IX, L.P.

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998



                                                              Limited Partners
                                         ---------------------------------------------------------
                                                    Class A                       Class B               Total
                                         ----------------------------   --------------------------     Partners'
                                             Units          Amount         Units         Amount         Capital
                                         ------------     -----------   ----------    ------------   -------------
BALANCE, December 31, 1997                  2,949,776     $25,322,591      550,224    $  4,186,127   $  29,508,718

   Net income (loss)                                0       2,597,938            0      (1,147,983)      1,449,955
   Partnership distributions                        0      (2,432,213)           0               0      (2,432,213)
   Class B conversion elections                40,099         158,634      (40,099)       (158,634)              0
                                         ------------     -----------   ----------    ------------   -------------
BALANCE, December 31, 1998                  2,989,875      25,646,950      510,125       2,879,510      28,526,460

   Net income (loss)                                0       2,713,636            0      (1,223,305)      1,490,331
   Partnership distributions                        0      (2,700,284)           0               0      (2,700,284)
   Class B conversion elections                82,447         454,355      (82,447)       (454,355)              0
                                         ------------     -----------   ----------    ------------   -------------
BALANCE, December 31, 1999                  3,072,322      26,114,657      427,678       1,201,850      27,316,507

   Net income (loss)                                0       2,858,806            0      (1,100,130)      1,758,676
   Partnership distributions                        0      (2,798,719)           0               0      (2,798,719)
   Class B conversion elections                37,837         101,720      (37,837)       (101,720)              0
                                         ------------     -----------   ----------    ------------   -------------
BALANCE, December 31, 2000                  3,110,159     $26,276,464      389,841    $          0   $  26,276,464
                                         ============     ===========   ==========    ============   =============

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IX, L.P.

                    (A Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                               2000            1999           1998
                                                                          -------------    ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $   1,758,676    $  1,490,331   $    1,449,955
                                                                          -------------    ------------   --------------
    Adjustments to reconcile net income to net cash (used in)
       provided by operating activities:
           Equity in income of joint ventures                                (1,829,216)     (1,593,734)      (1,481,869)
           Amortization of organizational costs                                       0          12,500            6,250
           Changes in assets and liabilities:
              Accounts receivable                                                (1,458)              0                0
              Other assets                                                            0               0          102,311
              Accounts payable and accrued expenses                               5,853          (3,500)           3,500
                                                                          -------------    ------------   --------------
                 Total adjustments                                           (1,824,821)     (1,584,734)      (1,369,808)
                                                                          -------------    ------------   --------------
                 Net cash (used in) provided by operating activities            (66,145)        (94,403)          80,147
                                                                          -------------    ------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in joint venture                                                 (44,357)       (190,853)     (10,611,655)
    Sale of joint venture interest                                                    0               0        1,156,101
    Distributions received from joint ventures                                2,831,329       2,814,870        2,125,489
                                                                          -------------    ------------   --------------
                 Net cash provided by (used in) investing activities          2,786,972       2,624,017       (7,330,065)
                                                                          -------------    ------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners from accumulated earnings                      (2,707,684)     (2,753,442)      (2,188,189)
                                                                          -------------    ------------   --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             13,143        (223,828)      (9,438,107)

CASH AND CASH EQUIVALENTS, beginning of year                                    102,194         326,022        9,764,129
                                                                          -------------    ------------   --------------
CASH AND CASH EQUIVALENTS, end of year                                    $     115,337    $    102,194   $      326,022
                                                                          =============    ============   ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
    Deferred project costs contributed to joint ventures                  $       1,765    $      8,136   $      509,657
                                                                          =============    ============   ==============

    Earnest money deposit applied to investment in joint venture          $           0    $          0   $      650,000
                                                                          =============    ============   ==============

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IX, L.P.

                    (A Georgia Public Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999, AND 1998


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

      The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, currently under development or construction, newly constructed, or have operating histories. The Partnership owns an interest in the following properties through joint ventures between the Partnership and other Wells Real Estate Funds: (i) an office building in Madison, Wisconsin (the "U.S. Cellular Building"); (ii) office building in Farmers Branch, Texas (the "TCI Building"); (iii) a two-story office building in Boulder County, Colorado (the "Cirrus Logic Building"); (iv) a two-story office building in Orange County, California (the "Quest Building," formerly the "Matsushita Building"); (v) a three-story office building in Knoxville, Tennessee (the "Alstom Power Building," formerly the ABB Building); (vi) a two-story office building in Louisville, Colorado (the "Ohmeda Building");
      (vii) a three-story office building in Broomfield, Colorado (the "360 Interlocken Building"); (viii) a one-story warehouse facility in Ogden, Utah (the "Iomega Corporation Building"); and (ix) a one-story office building in Oklahoma City, Oklahoma (the "Avaya Building," formerly the Lucent Technologies Building).

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

         Basis of Presentation

         The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, the Partnership's investment in joint ventures is recorded using the equity method of accounting.

         Real Estate Assets

         Real estate assets held by the joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All ordinary repairs and maintenance are expensed as incurred.

         Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 2000.

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

         Partners' Distributions and Allocations of Profit and Loss

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

      Per Unit Data

      Net income (loss) per unit with respect to the Partnership for the years ended December 31, 2000, 1999, and 1998 is computed based on the weighted average number of units outstanding during the period.

      Reclassifications

      Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.    DEFERRED PROJECT COSTS

      The Partnership paid a percentage of limited partner contributions to Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, for acquisition and advisory services. These payments, as stipulated by the partnership agreement, can be up to 5% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid through December 31, 2000 were $1,390,055 and amounted to 4% of the limited partners' contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the joint venture. Deferred project costs at December 31, 2000 and 1999 represent fees not yet applied to properties.

3.    RELATED-PARTY TRANSACTIONS

      Due from affiliate at December 31, 2000 and 1999 represents the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarters of 2000 and 1999:

                                                          2000          1999
                                                       ---------      --------

          Fund VIII and IX Associates                  $ 318,775      $304,441
          Fund IX, X, XI, and REIT Joint Venture         395,420       335,515
                                                       ---------      --------
                                                       $ 714,195      $639,956
                                                       =========      ========

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

      The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $212,225, $184,427, and $166,317 for the years ended December 31, 2000, 1999, and 1998, respectively, which were paid to Wells Management.

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

4.    INVESTMENT IN JOINT VENTURES

      The Partnership's investment and percentage ownership in ventures at December 31, 2000 and 1999 are summarized as follows:

                                                         2000                           1999
                                                ---------------------------   ------------------------
                                                  Amount        Percent         Amount         Percent
                                                ------------  -------------   ------------   ---------
        Fund VIII and IX Associates              $12,048,885       45%         $12,606,292        45%
        Fund IX, X, XI, and REIT Joint
            Venture                               14,117,803       39           14,590,626        39
                                                ------------                  ------------
                                                 $26,166,688                   $27,196,918
                                                ============                  ============

      The following is a rollforward of the Partnership's investment in the joint ventures for the years ended December 31, 2000 and 1999:

                                                                  2000              1999
                                                               -----------       -----------
        Investment in joint ventures, beginning of year        $27,196,918       $28,119,579
        Equity in income of joint ventures                       1,829,216         1,593,734
        Contributions to joint ventures                             46,122           198,989
        Distributions from joint ventures                       (2,905,568)       (2,715,384)
                                                               -----------       -----------
        Investment in joint ventures, end of year              $26,166,688       $27,196,918
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

      On June 15, 2000, Fund VIII and IX Associated entered into a joint venture with Wells Operating Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. ("Wells REIT"), a Maryland corporation, as its general partner. The joint venture, Fund VIII, IX, and REIT Joint Venture, was formed to acquire, develop, operate, and sell real properties. On July 1, 2000, Fund VIII and IX contributed, at cost, the Quest building (formerly the Matsushita Building) to the joint venture. The Quest Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4 acre tract of land in Irvine, California.

      Following are the financial statements for Fund VIII and IX Associates:

                           Fund VIII and IX Associates
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2000 and 1999

                                     Assets

                                                                                       2000              1999
                                                                                ----------------    --------------
Real estate assets, at cost:
    Land                                                                        $      2,503,586    $    4,724,579
    Building and improvements, less accumulated depreciation of $3,907,439
       in 2000 and $3,495,138 in 1999                                                 16,611,991        22,416,032
                                                                                ----------------    --------------
              Total real estate assets                                                19,115,577        27,140,611
Cash and cash equivalents                                                                826,248           866,510
Accounts receivable                                                                      613,445           691,752
Due from affiliates                                                                      149,060                 0
Investment in limited partnerships                                                     6,835,000                 0
Prepaid expenses and other assets                                                        138,558           176,723
                                                                                ----------------    --------------
              Total assets                                                      $     27,677,888    $   28,875,596
                                                                                ================    ==============

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                            $        288,369    $      283,548
    Due to affiliates                                                                     29,418            30,547
    Partnership distributions payable                                                    705,204           673,493
                                                                                ----------------    --------------
              Total liabilities                                                        1,022,991           987,588
                                                                                ----------------    --------------
Partners' capital:
    Wells Real Estate Fund VIII                                                       14,606,012        15,281,716
    Wells Real Estate Fund IX                                                         12,048,885        12,606,292
                                                                                ----------------    --------------
              Total partners' capital                                                 26,654,897        27,888,008
                                                                                ----------------    --------------
              Total liabilities and partners' capital                           $     27,677,888    $   28,875,596
                                                                                ================    ==============

                          Fund VIII and IX Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                 2000            1999            1998
                                                                 ----            ----            ----
Revenues:
    Rental income                                            $2,804,167       $3,132,925      $3,146,201
    Equity in income of joint venture                           285,006                0               0
    Interest income                                              34,741           25,995          32,194
    Other income                                                 13,074                0               0
                                                             ----------       ----------      ----------
                                                              3,136,988        3,158,920       3,178,395
                                                             ----------       ----------      ----------
Expenses:
    Depreciation                                              1,167,145        1,274,978       1,274,836
    Management and leasing fees                                 203,445          216,075         221,794
    Property administration expenses                             35,378           30,249          29,299
    Legal and accounting                                         17,461           15,632          22,806
    Operating costs, net of reimbursements                      (21,078)         (23,165)        (82,660)
                                                             ----------       ----------      ----------
                                                              1,402,351        1,513,769       1,466,075
                                                             ----------       ----------      ----------
Net income                                                   $1,734,637       $1,645,151      $1,712,320
                                                             ==========       ==========      ==========

Net income allocated to Wells Real Estate Fund VIII          $  950,525       $  901,489      $  922,567
                                                             ==========       ==========      ==========

Net income allocated to Wells Real Estate Fund IX            $  784,112       $  743,662      $  789,753
                                                             ==========       ==========      ==========


                          Fund VIII and IX Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998


                                                             Wells Real        Wells Real       Total
                                                               Estate            Estate       Partners'
                                                             Fund VIII          Fund IX        Capital
                                                           ------------      ------------    ------------
Balance, December 31, 1997                                 $14,906,093       $14,849,125     $29,755,218
    Net income                                                 922,567           789,753       1,712,320
    Transfer of joint venture interest                       1,156,101        (1,156,101)              0
    Partnership contributions                                  518,450                 0         518,450
    Partnership distributions                               (1,550,904)       (1,323,298)     (2,874,202)
                                                           ------------      ------------    ------------
Balance, December 31, 1998                                  15,952,307        13,159,479      29,111,786
    Net income                                                 901,489           743,662       1,645,151
    Partnership distributions                               (1,572,080)       (1,296,849)     (2,868,929)
                                                           ------------      ------------    ------------
Balance, December 31, 1999                                  15,281,716        12,606,292      27,888,008
    Net income                                                 950,525           784,112       1,734,637
    Partnership distributions                               (1,626,229)       (1,341,519)     (2,967,748)
                                                           ------------      ------------    ------------
Balance, December 31, 2000                                 $14,606,012       $12,048,885     $26,654,897
                                                           ============      ============    ============

                           Fund VIII and IX Associates
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2000, 1999, and 1998

                                                                            2000            1999            1998
                                                                       -----------      -----------     -----------
Cash flows from operating activities:
    Net income                                                         $ 1,734,637      $ 1,645,151     $ 1,712,320
                                                                       -----------      -----------     -----------
    Adjustments to reconcile net income to net cash provided
       by operating activities:
         Equity in income of joint venture                                (285,006)               0               0
         Depreciation                                                    1,167,145        1,274,978       1,274,836
         Changes in assets and liabilities:
              Accounts receivable                                           78,307         (187,144)       (115,261)
              Prepaid expenses and other assets                             38,165           32,606          28,381
              Accounts payable                                               4,821           94,407          49,288
              Due to affiliates                                             (1,129)           3,920           6,228
                                                                       -----------      -----------     -----------
                 Total adjustments                                       1,002,303        1,218,767       1,243,472
                                                                       -----------      -----------     -----------
                 Net cash provided by operating activities               2,736,940        2,863,918       2,955,792
                                                                       -----------      -----------     -----------
Cash flows from investing activities:

    Decrease in construction payables                                            0                0        (248,870)
    Investment in real estate                                                    0           (3,500)       (534,944)
    Distributions received from joint venture                              158,835                0               0
                                                                       -----------      -----------     -----------
                 Net cash provided by (used in) investing
                     activities                                            158,835           (3,500)       (783,814)
                                                                       -----------      -----------     -----------
Cash flows from financing activities:
    Contributions from joint venture partners                                    0                0         486,098
    Distributions to joint venture partners                             (2,936,037)      (2,901,686)     (2,838,736)
                                                                       -----------      -----------     -----------
                 Net cash used in financing activities                  (2,936,037)      (2,901,686)     (2,352,638)
                                                                       -----------      -----------     -----------
Net decrease in cash and cash equivalents                                  (40,262)         (41,268)       (180,660)
Cash and cash equivalents, beginning of year                               866,510          907,778       1,088,438
                                                                       -----------      -----------     -----------
Cash and cash equivalents, end of year                                 $   826,248      $   866,510     $   907,778
                                                                       ===========      ===========     ===========
Supplemental disclosure of noncash activities:

    Deferred project costs contributed to joint venture                $         0      $         0     $    32,352
                                                                       ===========      ===========     ===========

    Real estate contributed to joint venture                           $ 6,857,889      $         0     $         0
                                                                       ===========      ===========     ===========


Fund VIII, IX, and REIT Joint Venture

On June 15, 2000, Fund VIII and IX Associated entered into a joint venture with Wells Operating Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. ("Wells REIT"), a Maryland corporation, as its general partner. The joint venture, Fund VIII, IX, and REIT Joint Venture, was formed to acquire, develop, operate, and sell real properties.

On July 1, 2000, Fund VIII and IX contributed the Quest Building (formerly the Matsushita Building) to the joint venture. Fund VIII, IX, and REIT Joint Venture recorded the net assets of the Quest Building at an amount equal to the respective historical net book values. The Quest Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4 acre trace of land in Irvine, California.

Following are the financial statements for Fund VIII, IX, and REIT Joint
Venture:

                      Fund VIII, IX, and REIT Joint Venture
                            (A Georgia Joint Venture)
                                  Balance Sheet
                                December 31, 2000

                                     Assets

Real estate assets, at cost:
    Land                                                                               $2,220,993
    Building and improvements, less accumulated depreciation of $187,891                5,408,892
                                                                                       ----------
              Total real estate assets                                                  7,629,885
Cash and cash equivalents                                                                 170,664
Accounts receivable                                                                       197,802
Prepaid expenses and other assets                                                         283,864
                                                                                       ----------
              Total assets                                                             $8,282,215
                                                                                       ==========

                        Liabilities and Partners' Capital

Liabilities:
    Partnership distributions payable                                                  $  170,664
                                                                                       ----------
Partners' capital:
    Fund VIII and IX Associates                                                         6,835,000
    Wells Operating Partnership, L.P.                                                   1,276,551
                                                                                       ----------
              Total partners' capital                                                   8,111,551
                                                                                       ----------
              Total liabilities and partners' capital                                  $8,282,215
                                                                                       ==========

                      Fund VIII, IX, and REIT Joint Venture
                            (A Georgia Joint Venture)
                               Statement of Income
                   for the Six Months Ended December 31, 2000

Revenues:
    Rental income                                             $563,049
                                                              --------
Expenses:
    Depreciation                                               187,891
    Management and leasing fees                                 54,395
    Property administration expenses                             5,692
    Operating costs, net of reimbursements                       5,178
                                                              --------
                                                               253,156
                                                              --------
Net income                                                    $309,893
                                                              ========

Net income allocated to Fund VIII and IX Associates           $285,006
                                                              ========

Net income allocated to Wells Operating Partnership, L.P.     $ 24,887
                                                              ========

                      Fund VIII, IX, and REIT Joint Venture
                            (A Georgia Joint Venture)
                         Statement of Partners' Capital
                   for the Six Months Ended December 31, 2000


                                                   Fund VIII           Wells              Total
                                                    and IX           Operating          Partners'
                                                  Associates     Partnership, L.P.       Capital
                                                 ------------    ----------------     -------------
Balance, July 1, 2000                            $          0       $          0       $          0
    Net income                                        285,006             24,887            309,893
    Partnership contributions                       6,857,889          1,282,111          8,140,000
    Partnership distributions                        (307,895)           (30,447)          (338,342)
                                                 ------------       ------------       ------------
Balance, December 31, 2000                       $  6,835,000       $  1,276,551       $  8,111,551
                                                 ============       ============       ============

                      Fund VIII, IX, and REIT Joint Venture
                            (A Georgia Joint Venture)
                             Statement of Cash Flows
                   for the Six Months Ended December 31, 2000

Cash flows from operating activities:
    Net income                                                                            $   309,893
                                                                                          -----------
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                                         187,891
         Changes in assets and liabilities:
              Accounts receivable                                                            (197,802)
              Prepaid expenses and other assets                                              (283,864)
                                                                                          -----------
                 Total adjustments                                                           (293,775)
                                                                                          -----------
                 Net cash provided by operating activities                                     16,118
                                                                                          -----------
Cash flows from investing activities:
    Investment in real estate                                                                (959,887)
                                                                                          -----------
Cash flows from financing activities:
    Contributions from joint venture partners                                               1,282,111
    Distributions to joint venture partners                                                  (167,678)
                                                                                          -----------
                 Net cash provided by financing activities                                  1,114,433
                                                                                          -----------
Net increase in cash and cash equivalents                                                     170,664
Cash and cash equivalents, beginning of period                                                      0
                                                                                          -----------
Cash and cash equivalents, end of year                                                    $   170,664
                                                                                          ===========
Supplemental disclosure of noncash activities:

    Real estate contribution received from joint venture partner                          $ 6,857,889
                                                                                          ===========

Fund IX, X, XI, and REIT Joint Venture

On March 20, 1997, the Partnership entered into a joint venture agreement with Wells Real Estate Fund X, L.P. ("Wells Fund X"). The joint venture, Fund IX and X Associates, was formed to acquire, develop, operate, and sell real properties. On March 20, 1997, the Partnership contributed a 5.62-acre tract of real property in Knoxville, Tennessee, and improvements thereon, known as the Alstom Power Building, to the Fund IX and X Associates joint venture. A 84,404-square-foot, three-story office building was constructed and commenced operations at the end of 1997.

On February 13, 1998, the joint venture purchased a two-story office building, known as the Ohmeda Building, in Louisville, Colorado. On March 20, 1998, the joint venture purchased a three-story office building, known as the 360 Interlocken Building, in Broomfield, Colorado. On June 11, 1998, Fund IX and X Associates was amended and restated to admit Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. ("Wells REIT"), a Maryland corporation, as its general partner. The joint venture was renamed Fund IX, X, XI, and REIT Joint Venture. On June 24, 1998, the new joint venture purchased a one-story office building, known as the Avaya Building, in Oklahoma City, Oklahoma. On April 1, 1998, Wells Fund X purchased a one-story warehouse facility, known as the Iomega Corporation Building, in Ogden, Utah. On July 1, 1998, Wells Fund X contributed the Iomega Corporation Building to Fund IX, X, XI, and REIT Joint Venture.

Following are the financial statements for the Fund IX, X, XI, and REIT Joint
Venture:

                  The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                    Assets

                                                                                       2000              1999
                                                                                    -----------       ------------
Real estate assets, at cost:
    Land                                                                            $  6,698,020      $  6,698,020
    Building and improvements, less accumulated depreciation of $4,203,502
       in 2000 and $2,792,068 in 1999                                                 28,594,768        29,878,541
                                                                                    ------------      ------------
              Total real estate assets                                                35,292,788        36,576,561
Cash and cash equivalents                                                              1,500,044         1,146,874
Accounts receivable                                                                      422,243           554,965
Prepaid expenses and other assets                                                        487,276           526,409
                                                                                    ------------      ------------
              Total assets                                                          $ 37,702,351      $ 38,804,809
                                                                                    ------------      ------------

                               Liabilities and Partners' Capital

Liabilities:
    Accounts payable and accrued liabilities                                        $    568,517      $    613,574
    Refundable security deposits                                                          99,279            91,340
    Due to affiliates                                                                      9,595             6,379
    Partnership distributions payable                                                    931,151           804,734
                                                                                    ------------      ------------
              Total liabilities                                                        1,608,542         1,516,027
                                                                                    ------------      ------------
Partners' capital:
    Wells Real Estate Fund IX                                                         14,117,803        14,590,626
    Wells Real Estate Fund X                                                          17,445,277        18,000,869
    Wells Real Estate Fund XI                                                          3,191,093         3,308,403
    Wells Operating Partnership, L.P.                                                  1,339,636         1,388,884
                                                                                    ------------      ------------
              Total partners' capital                                                 36,093,809        37,288,782
                                                                                    ------------      ------------
              Total liabilities and partners' capital                               $ 37,702,351      $ 38,804,809
                                                                                    ============      ============

                   The Fund IX, X, XI, and REIT Joint Venture
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2000, 1999, and 1998

                                                                             2000            1999            1998
                                                                         ----------       ----------      ----------
Revenues:
    Rental income                                                        $4,198,388       $3,932,962      $2,945,980
    Other income                                                            116,129           61,312               0
    Interest income                                                          73,676           58,768          20,438
                                                                         ----------       ----------      ----------
                                                                          4,388,193        4,053,042       2,966,418
                                                                         ----------       ----------      ----------
Expenses:
    Depreciation                                                          1,411,434        1,538,912       1,216,293
    Management and leasing fees                                             362,774          286,139         226,643
    Operating costs, net of reimbursements                                 (154,001)         (43,501)       (140,506)
    Property administration expense                                          78,420           63,311          34,821
    Legal and accounting                                                     20,423           35,937          15,351
                                                                         ----------       ----------      ----------
                                                                          1,719,050        1,880,798       1,352,602
                                                                         ----------       ----------      ----------
Net income                                                               $2,669,143       $2,172,244      $1,613,816
                                                                         ==========       ==========      ==========

Net income allocated to Wells Real Estate Fund IX                        $1,045,094       $  850,072      $  692,116
                                                                         ==========       ==========      ==========

Net income allocated to Wells Real Estate Fund X                         $1,288,629       $1,056,316      $  787,481
                                                                         ==========       ==========      ==========

Net income allocated to Wells Real Estate Fund XI                        $  236,243       $  184,355      $   85,352
                                                                         ==========       ==========      ==========

Net income allocated to Wells Operating Partnership, L.P.                $   99,177       $   81,501      $   48,867
                                                                         ==========       ==========      ==========

                  The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998


                                                                                     Wells
                                      Wells Real     Wells Real     Wells Real     Operating       Total
                                        Estate         Estate         Estate     Partnership,    Partners'
                                       Fund IX         Fund X         Fund XI        L.P.         Capital
                                     ------------   ------------   -----------   -------------  ------------
Balance, December 31, 1997           $  3,702,793   $  3,662,803   $         0   $           0  $  7,365,596
   Net income                             692,116        787,481        85,352          48,867     1,613,816
   Partnership contributions           11,771,312     15,613,477     2,586,262       1,480,741    31,451,792
   Partnership distributions           (1,206,121)    (1,356,622)     (150,611)        (86,230)   (2,799,584)
                                     ------------   ------------   -----------   -------------  ------------
Balance, December 31, 1998             14,960,100     18,707,139     2,521,003       1,443,378    37,631,620
   Net income                             850,072      1,056,316       184,355          81,501     2,172,244
   Partnership contributions              198,989              0       911,027               0     1,110,016
   Partnership distributions           (1,418,535)    (1,762,586)     (307,982)       (135,995)   (3,625,098)
                                     ------------   ------------   -----------   -------------  ------------
Balance, December 31, 1999             14,590,626     18,000,869     3,308,403       1,388,884    37,288,782
   Net income                           1,045,094      1,288,629       236,243          99,177     2,669,143
   Partnership contributions               46,122         84,317             0               0       130,439
   Partnership distributions           (1,564,039)    (1,928,538)     (353,553)       (148,425)   (3,994,555)
                                     ------------   ------------   -----------   -------------  ------------
Balance, December 31, 2000           $ 14,117,803   $ 17,445,277   $ 3,191,093   $   1,339,636  $ 36,093,809
                                     ============   ============   ===========   =============  ============

                  The Fund IX, X, XI, and REIT Joint Venture
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
           for the Years Ended December 31, 2000, and 1999, and 1998


                                                                         2000            1999             1998
                                                                      ----------      ----------      ------------
Cash flows from operating activities:
    Net income                                                       $ 2,669,143     $ 2,172,244      $  1,613,816
                                                                     -----------     -----------      ------------

    Adjustments to reconcile net income to net cash provided
       by operating activities:
           Depreciation                                                1,411,434       1,538,912         1,216,293
           Changes in assets and liabilities:
              Accounts receivable                                        132,722        (421,708)          (92,745)
              Prepaid expenses and other assets                           39,133         (85,281)         (111,818)
              Accounts payable, accrued liabilities and
                 refundable security deposits                            (37,118)        295,177            29,967
              Due to affiliates                                            3,216           1,973             1,927
                                                                     -----------     -----------      ------------
                 Total adjustments                                     1,549,387       1,329,073         1,043,624
                                                                     -----------     -----------      ------------
                 Net cash provided by operating activities             4,218,530       3,501,317         2,657,440
                                                                     -----------     -----------      ------------
Cash flows from investing activities:

    Investment in real estate                                           (127,661)       (930,401)      (24,788,070)
                                                                     -----------     -----------      ------------
Cash flows from financing activities:
    Distributions to joint venture partners                           (3,868,138)     (3,820,491)       (1,799,457)
    Contributions received from partners                                 130,439       1,066,992        24,970,373
                                                                     -----------     -----------      ------------
                 Net cash (used in) provided by financing
                     activities                                       (3,737,699)     (2,753,499)       23,170,916
                                                                     -----------     -----------      ------------
Net increase (decrease) in cash and cash equivalents                     353,170        (182,583)        1,040,286
Cash and cash equivalents, beginning of year                           1,146,874       1,329,457           289,171
                                                                     -----------     -----------      ------------
Cash and cash equivalents, end of year                               $ 1,500,044     $ 1,146,874      $  1,329,457
                                                                     ===========     ===========      ============
Supplemental disclosure of noncash activities:
    Deferred project costs contributed to joint venture              $         0     $    43,024      $  1,470,780
                                                                     ===========     ===========      ============

    Contribution of real estate assets to joint venture              $         0     $         0      $  5,010,639
                                                                     ===========     ===========      ============

5.   INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

     The Partnership's income tax basis net income for the years ended December 31, 2000, 1999, and 1998 is calculated as follows:

                                                                              2000            1999            1998
                                                                           ----------       ----------      ----------
     Financial statement net income                                        $1,758,676       $1,490,331      $1,449,955
     Increase (decrease) in net income resulting from:
         Depreciation expense for financial reporting purposes in
            excess of amounts for income tax purposes                         524,227          521,336         519,485
         Rental income accrued for financial reporting purposes
            in excess of amounts for income tax purposes                     (136,558)         (89,669)        (67,452)
         Expenses deductible when paid for income tax purposes,
            accrued for financial reporting purposes                              749            2,544           4,023
         Expenses capitalized for income tax purposes, deducted
            for financial reporting purposes                                        0                0               0
                                                                           ----------       ----------      ----------
     Income tax basis net income                                           $2,147,094       $1,924,542      $1,906,011
                                                                           ==========       ==========      ==========

     The Partnership's income tax basis partners' capital at December 31, 2000, 1999, and 1998 is computed as follows:

                                                                  2000            1999           1998
                                                               -----------     -----------    -----------
Financial statement partners' capital                          $26,276,464     $27,316,507    $28,526,460
Increase (decrease) in partners' capital resulting from:
       Depreciation expense for financial reporting
           purposes in excess of amounts for income tax
           purposes                                              1,766,357       1,242,130        720,794
       Capitalization of syndication costs for income tax
           purposes, which are accounted for as cost of
           capital for financial reporting purposes              5,223,360       5,223,360      5,223,360
       Accumulated rental income accrued for financial
           reporting purposes in excess of amounts for
           income tax purposes                                    (517,463)       (380,905)      (291,236)
       Accumulated expenses deductible when paid for
           income tax purposes, accrued for financial
           reporting purposes                                       17,500          16,751         14,207
       Accumulated expenses capitalized for income tax
           purposes, deducted for financial reporting
           purposes                                                 10,145          10,145         10,145
       Partnership's distributions payable                         719,081         628,046        681,204
                                                               -----------     -----------    -----------
Income tax basis partners' capital                             $33,495,444     $34,056,034    $34,884,934
                                                               ===========     ===========    ===========

6.   RENTAL INCOME

     The future minimum rental income due from the Partnership's respective ownership interest in the joint ventures under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ending December 31:
                    2001                             $ 3,250,527
                    2002                               3,060,696
                    2003                               2,901,630
                    2004                               2,405,591
                    2005                               1,967,603
                 Thereafter                            6,258,214
                                                     -----------
                                                     $19,844,261
                                                     ===========

     Four tenants contributed approximately 14%, 14%, 12%, and 10% of rental income. In addition, four tenants will contribute approximately 20%, 16%, 14%, and 11% of future minimum rental income.

     The future minimum rental income due Fund VIII and IX Associates under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ending December 31:
                    2001                             $ 2,332,892
                    2002                               2,464,900
                    2003                               2,205,354
                    2004                               2,205,354
                    2005                               2,205,354
                 Thereafter                            9,142,772
                                                     -----------
                                                     $20,556,626
                                                     ===========

     Five tenants contributed 32%, 26%, 24%, 15%, and 12% of rental income. In addition, three tenants will contribute approximately 42%, 31%, and 24% of future minimum rental income.

     Future minimum rental income due from Fund VIII, IX, and REIT Joint Venture under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ending December 31:
                     2001                            $ 1,234,309
                     2002                              1,287,119
                     2003                              1,287,119
                     2004                                107,260
                                                     -----------
                                                     $ 3,915,807
                                                     ===========

     Two tenants contributed 52% and 48% of rental income for the year ended December 31, 2000. In addition, one tenant will contribute 100% of future minimum rental income.

     The future minimum rental income due Fund IX, X, XI, and REIT Joint Venture under noncancelable operating leases at December 31, 2000 is as follows:

                 Year ending December 31:
                    2001                             $ 4,413,780
                    2002                               3,724,218
                    2003                               3,617,437
                    2004                               3,498,478
                    2005                               2,482,821
                 Thereafter                            5,436,524
                                                     -----------
                                                     $23,173,258
                                                     ===========

     Four tenants contributed 25%, 24%, 13%, and 13% of rental income. In addition, four tenants will contribute 38%, 21%, 20%, and 19% of future minimum rental income.

7.   QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2000 and 1999:

                                                                              2000 Quarters Ended
                                                          ------------------------------------------------------------
                                                           March 31       June 30       September 30       December 31
                                                          ----------     ---------      ------------       -----------
     Revenues                                             $ 461,867      $ 462,850       $ 455,304          $ 456,747
     Net income                                             437,592        436,218         444,468            440,398
     Net income allocated to Class A limited
         partners                                           729,214        731,164         711,473            686,955
     Net loss allocated to Class B limited
         partners                                          (291,622)      (294,496)       (267,005)          (247,007)
     Net income per weighted average Class A
         limited partner unit (a)                         $    0.24      $    0.24       $    0.23          $    0.22
     Net loss per weighted average Class B
         limited partner unit (a)                             (0.71)         (0.72)          (0.65)             (0.60)
     Cash distribution per weighted average
         Class A limited partner unit                          0.22           0.23            0.23               0.23

          (a) The totals of the four quarterly amounts for the year ended December 31, 2000 do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.

                                                                       1999 Quarters Ended
                                                     ------------------------------------------------------------
                                                      March 31       June 30       September 30       December 31
                                                     ----------     ---------      ------------       -----------
Revenues                                             $ 409,083      $ 420,584       $ 408,547          $ 355,520
Net income                                             380,224        386,758         390,959            332,390
Net income allocated to Class A limited
    partners                                           685,045        689,221         693,905            645,465
Net loss allocated to Class B limited
    partners                                          (304,821)      (302,463)       (302,946)          (313,075)
Net income per weighted average Class A
    limited partner unit (a)                         $    0.23      $    0.23       $    0.23          $    0.21
Net loss per weighted average Class B
    limited partner unit (a)                             (0.66)         (0.66)          (0.68)             (0.73)
Cash distribution per weighted average
    Class A limited partner unit                          0.23           0.23            0.23               0.20

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

Exhibit
Number     Description of Document
-------    -----------------------

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

           Registration Statement of Wells Real Estate Fund X, L.P. and
           Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(x) Agreement for the Purchase and Sale of Real Property relating to the Lucent Technologies Building dated May 30, 1997, between Fund IX and Fund X Associates and Wells Development Corporation (Exhibit 10(k) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(y) Net Lease Agreement for the Lucent Technologies Building dated May 30, 1997, between Wells Development Corporation and Lucent Technologies, Inc. (Exhibit 10(l) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(z) Development Agreement relating to the Lucent Technologies Building dated May 30, 1997, between Wells Development Corporation and ADEVCO Corporation (Exhibit 10(m) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(aa) First Amendment to Net Lease Agreement for the Lucent Technologies Building dated March 30, 1998 (Exhibit 10.10(a) to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(bb) Amended and Restated Joint Venture Agreement of The Fund IX, Fund X, Fund XI and REIT Joint Venture (the "IX-X-XI-REIT Joint Venture") dated July 11, 1998 (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No.333-32099)

*10(cc) Agreement for the Purchase and Sale of Real Property relating to the Ohmeda Building dated November 14, 1997 between Lincor Centennial, Ltd. and Wells Real Estate Fund X, L.P. (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(dd) Agreement for the Purchase and Sale of Property relating to the 360 Interlocken Building dated February 11, 1998 between Orix Prime West Broomfield Venture and Wells Development Corporation (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(ee) Purchase and Sale Agreement relating to the Iomega Building dated February 4, 1998 with SCI Development Services Incorporated (Exhibit
           10.11 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(ff)    Lease Agreement for the Iomega Building dated April 9, 1996 (Exhibit
           10.12 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(gg) Temporary Lease Agreement for remainder of the ABB Building dated September 10, 1998 between the IX-X-XI-REIT Joint Venture and Associates Housing Finance, LLC (Exhibit 10.35 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(hh) Rental Income Guaranty Agreement relating to the Bake Parkway Building dated February 18, 1999, between Wells Operating Partnership, L.P. and Fund VIII and Fund IX Associates (Exhibit 10.53 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(ii) Joint Venture Partnership Agreement of Fund VIII-IX-REIT Joint Venture (Exhibit 10.47 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10(jj) Lease Agreement for the Quest Building (formerly the Bake Parkway Building) (Exhibit 10.51 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)