Form 10-Q
period 2001-03-31
WELLS REAL ESTATE FUND IX LP
filed 2001-05-11
CIK 929921

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended                 March 31, 2001                or
                              -----------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from __________________ to__________________

Commission file number             0-22039
                      ----------------------------------

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

     Yes    X      No ____
           ---

                                   FORM 10-Q

                        WELLS REAL ESTATE FUND IX, L.P.

                    (A Georgia Public Limited Partnership)

                                     INDEX


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Balance Sheets - March 31, 2001 and December 31, 2000              3

         Statements of Income for the Three Months Ended
         March 31, 2001 and 2000                                            4

         Statements of Partners' Capital for the Year
         Ended December 31, 2000 and the Three Months Ended
         March 31, 2001                                                     5

         Statements of Cash Flows for the Three Months
         Ended March 31, 2001 and 2000                                      6

         Condensed Notes to Financial Statements                            7

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          9

PART II. OTHER INFORMATION                                                 20

                        WELLS REAL ESTATE FUND IX, L.P.

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS


                                                                          March 31,          December 31,
                                                                            2001                 2000
                                                                         -----------         ------------
ASSETS:
  Investment in joint ventures                                           $25,872,261          $26,166,688
  Cash and cash equivalents                                                   89,968              115,337
  Accounts receivable                                                          1,550                1,458
  Due from affiliates                                                        710,811              714,195
  Deferred project costs                                                       3,720                3,720
                                                                         -----------          -----------
          Total assets                                                   $26,678,310          $27,001,398
                                                                         ===========          ===========
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
  Accounts payable                                                       $     3,853          $     5,853
  Partnership distribution payable                                           700,081              719,081
                                                                         -----------          -----------
         Total liabilities                                                   703,934              724,934
                                                                         -----------          -----------
Partners' capital:
  Limited partners:
    Class A - 3,111,459 units outstanding at March 31,
      2001 and 3,110,159 units at December 31, 2000                       25,974,376           26,276,464
    Class B - 388,541 units outstanding at March 31, 2001 and                      0                    0
      389,841 units at December 31, 2000
                                                                         -----------          -----------
      Total partners' capital                                             25,974,376           26,276,464
                                                                         -----------          -----------
      Total liabilities and partners' capital                            $26,678,310          $27,001,398
                                                                         ===========          ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.

                    (A Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

                                                                    Three Months Ended
                                                               -------------------------------
                                                               March 31,            March 31,
                                                                 2001                 2000
                                                               ---------            ---------
REVENUES:
        Equity in income of joint ventures (Note 2)            $ 416,384            $ 461,867
        Interest income                                            2,086                    0
                                                               ---------            ---------
                                                                 418,470              461,867
                                                               ---------            ---------

EXPENSES:
        Partnership administration                                10,565                8,427
        Legal and accounting fees                                  8,715               12,782
        Computer cost                                              1,200                3,067
                                                               ---------            ---------
                                                                  20,480               24,276
                                                               ---------            ---------

NET INCOME                                                     $ 397,990            $ 437,591
                                                               =========            =========

NET INCOME ALLOCATED TO CLASS A
         LIMITED PARTNERS                                      $ 397,990            $ 729,214
                                                               =========            =========

NET LOSS ALLOCATED TO CLASS B
         LIMITED PARTNERS                                      $       0            $(291,623)
                                                               =========            =========

NET INCOME PER WEIGHTED AVERAGE
         CLASS A LIMITED PARTNER UNIT                          $    0.13            $    0.24
                                                               =========            =========

NET LOSS PER WEIGHTED AVERAGE
         CLASS B LIMITED PARTNER UNIT                          $       0            $   (0.69)
                                                               =========            =========

CASH DISTRIBUTION PER CLASS A
         LIMITED PARTNER UNIT                                  $    0.23            $    0.22
                                                               =========            =========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.

                    (A Georgia Public Limited Partnership)

                        STATEMENT OF PARTNERS' CAPITAL

                   FOR THE THREE MONTHS ENDED MARCH 31, 2001

                       AND YEAR ENDED DECEMBER 31, 2000

                                                                 Limited Partners
                                           ---------------------------------------------------------------
                                                    Class A                            Class B                      Total
                                           ---------------------------------------------------------------         Partners'
                                             Units           Amounts           Units             Amounts            Capital
                                           ---------       -----------        --------         -----------        -----------
BALANCE, December 31, 1999                 3,072,322       $26,114,657         427,678         $ 1,201,850        $27,316,507

  Net income (loss)                                0         2,858,806               0          (1,100,130)         1,758,676
  Partnership distributions                        0        (2,798,719)              0                   0         (2,798,719)
  Class B conversions                         37,837           101,720         (37,837)           (101,720)                 0
                                           ---------       -----------        --------         -----------        -----------
BALANCE, December 31, 2000                 3,110,159        26,276,464         389,841                   0         26,276,464

  Net income                                       0           397,990               0                   0            397,990
  Partnership distributions                        0          (700,078)              0                   0           (700,078)
  Class B conversions                          1,300                 0          (1,300)                  0                  0
                                           ---------       -----------        --------         -----------        -----------
BALANCE, March 31, 2001                    3,111,459       $25,974,376         388,541         $         0        $25,974,376
                                           =========       ===========        ========         ===========        ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.

                    (A Georgia Public Limited Partnership)

                            STATEMENT OF CASH FLOWS

                                                                                 Three Months Ended
                                                                           ------------------------------
                                                                           March 31,            March 31,
                                                                             2001                 2000
                                                                           ---------            ---------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income                                                             $ 397,990            $ 437,591
                                                                           ---------            ---------
    Adjustments to reconcile net income to net cash used in
    by operating activities:
        Equity in income of joint ventures                                  (416,384)            (461,867)
    Accounts receivable                                                          (92)                   0
    Changes in assets and liabilities:
        Accounts payable                                                      (2,000)                   0
                                                                           ---------            ---------
        Net cash used in operating activities                                (20,486)             (24,276)
                                                                           ---------            ---------

  CASH FLOW FROM INVESTING ACTIVITIES:
    Distributions received from joint ventures                               714,196              639,956
    Investment in joint ventures                                                   0              (44,358)
                                                                           ---------            ---------
        Net cash provided by investing activities                            714,196              595,598
                                                                           ---------            ---------

  CASH FLOW FROM FINANCING ACTIVITIES:
    Distributions to partners                                               (719,079)            (621,576)
                                                                           ---------            ---------

 NET DECREASE IN CASH AND CASH
        EQUIVALENTS                                                          (25,369)             (50,254)

  CASH AND CASH EQUIVALENTS, beginning of year                               115,337              102,194
                                                                           ---------            ---------

  CASH AND CASH EQUIVALENTS, end of period                                 $  89,968            $  51,940
                                                                           =========            =========

  SUPPLEMENTAL DISCLOSURE OF NONCASH
        INVESTING ACTIVITIES:
        Deferred project costs applied to joint venture activities         $       0            $   1,764
                                                                           =========            =========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.

                    (A Georgia Public Limited Partnership)

                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                                MARCH 31, 2001


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) General

   Wells Real Estate Fund IX, L.P. (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia nonpublic limited partnership, as General Partners. The Partnership was formed on August 15, 1994, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing income producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

   On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 26,1996, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. The offering was terminated on December 30, 1996, at which time the Partnership had sold 2,935,931 Class A Units, and 564,069 Class B Units, held by a total of 1,841 and 257 Class A and Class B Limited Partners, respectively, for total Limited Partner capital contributions of $35,000,000. After payment of $1,400,000 in acquisition and advisory fees and expenses, payments of $5,254,603 in selling commissions and organization and offering expenses, the investment by the Partnership of $13,289,359 in the Fund VIII - Fund IX Joint Venture and the investment by the Partnership of $14,982,434 in the Fund IX-X-XI-REIT Joint Venture, as of March 31, 2001, the Partnership was holding net offering proceeds of $73,604 available for investment in properties.

   The Partnership owns interests in properties through the following joint ventures with other Wells entities: (i) Fund VIII and Fund IX Associates, a joint venture between the Partnership and Wells Real Estate Fund VIII, L.P. (the "Fund VIII - IX Joint Venture"),
   (ii) Fund IX-X-XI-REIT Associates, a joint venture among the Partnership, Wells Real Estate Fund X, L..P., Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. (the "Wells REIT"), as its general partner, (the "Fund IX-X-XI-REIT Joint Venture"), and (iii) the Fund VIII-IX-REIT Joint Venture, a joint venture between Wells OP and the Fund VIII-IX Joint Venture.

   As of March 31, 2001, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four-story office building in Madison, Wisconsin (the "US Cellular Office Building"), which is owned by the Fund VIII-IX Joint Venture, (ii) a one-story office building in Farmer's Branch, Texas (the "TCI Building"), which is owned by the Fund VIII-IX Joint Venture, (iii) a three-story office building in Knoxville, Tennessee (the "Alstom Power-Knoxville Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (iv) a two-story office building in Irvine, California (the "Quest Building") previously owned by Fund VIII-IX Joint Venture, and is now owned by the Fund VIII-IX REIT Joint Venture, (v) a two-story office building in Boulder County, Colorado (the "Cirrus Logic Building"), which is owned by the Fund VIII-IX Joint Venture, (vi) a two-story office building in Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture,
   (vii) a three-story office building located in Boulder County, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (viii) a one-story office building located in Oklahoma City, Oklahoma (the "Avaya Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, and (ix) a single-story warehouse and office building located in Ogden, Weber County, Utah (the "Iomega Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture.

   (b) Basis of Presentation

   The financial statements of Wells Real Estate Fund IX, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 2000.

2. INVESTMENT IN JOINT VENTURES

   The Partnership owns interests in nine properties as of March 31, 2001, through its ownership in joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method. For further information on investments in joint ventures, see Form 10-K for the Partnership's year ended December 31, 2000.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION.

   The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

1. RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

   General

   As of March 31, 2001 and 2000, the developed properties owned by the Partnership were 100% occupied. Gross revenues of the Partnership were $418,470 for the three months ended March 31, 2001, as compared to $461,867 for the three months ended March 31, 2000. The decrease was attributable to the decline in equity in income of joint ventures from Alstom Power, Interlocken, Quest and U.S. Cellular buildings, offset by increased earnings from Ohmeda, as explained in the attached operating statements. Expenses of the Partnership decreased to $20,480 for the three months ended March 31, 2001, as compared to $24,276 for the same period in 2000, as a result of a decrease in legal and accounting fees offset by other increases in partnership administration costs. As a result, net income of the Partnership was $397,990 for the three months ended March 31, 2001, as compared to a net income of $437,591 for the three months ended March 31, 2000.

   The Partnership's net cash used in operating activities decreased to $20,487 for 2001, as compared to $24,276 for 2000, which is primarily due to the decrease in expenses. Net cash provided by investing activities increased to $714,196 from $595,598 because of the increased distributions received from joint ventures, as explained in the attached operating statements. Net cash used in financing activities increased from $621,576 in 2000 to $719,079 in 2001 due to increased distributions to partners.

   The Partnership's distributions from Net Cash from Operations accrued to Class A Unit holders for the first quarter of 2001 was $ 0.23 per weighted average unit compared to $0.22 for the same period in 2000.

   The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from limited partners' capital contributions. As of March 31, 2001, the Partnership was holding $73,604 available for investment in properties.

2.  PROPERTY OPERATIONS

    As of March 31, 2001, the Partnership owned interests in the following operational properties

                 The TCI Building/Fund VIII - IX Joint Venture

                                                                                 Three Months Ended
                                                                            ----------------------------
                                                                            March 31,          March 31,
                                                                              2001               2000
                                                                            ---------          ---------
Revenues:
       Rental income                                                        $ 112,294          $ 113,794
       Interest income                                                          8,579              8,840
                                                                            ---------          ---------
                                                                              120,873            122,634
                                                                            ---------          ---------
Expenses:
       Depreciation                                                            41,648             41,648
       Management & leasing expenses                                            4,300              4,300
       Other operating expenses                                                 3,879              4,222
                                                                            ---------          ---------
                                                                               49,827             50,170
                                                                            ---------          ---------
Net income                                                                  $  71,046          $  72,464
                                                                            =========          =========

Occupied percentage                                                               100%               100%
                                                                            =========          =========

Partnership's ownership percentage                                               45.2%              45.2%
                                                                            =========          =========

Cash distribution to Partnership                                            $  48,775          $  48,738
                                                                            =========          =========

Net income allocated to the Partnership                                     $  32,115          $  32,756
                                                                            =========          =========

Rental income, net income, expenses and cash distributions are stable for 2001, as compared to 2000, due to the stable occupancy.

  The Quest Building (formerly the Bake Parkway Building/Fund VIII - IX Joint
                                    Venture

                                                                                  Three Months Ended
                                                                             ----------------------------
                                                                             March 31,          March 31,
                                                                               2001               2000
                                                                             ---------          ---------
Revenues:
 Rental income                                                               $ 267,385          $ 164,379
                                                                             ---------          ---------

Expenses:
 Depreciation                                                                  114,930             53,918
 Management & leasing expenses                                                  33,775                  0
 Other operating expenses                                                       34,582             (9,270)
                                                                             ---------          ---------
                                                                               183,287             44,648
                                                                             ---------          ---------
Net income                                                                   $  84,098          $ 119,731
                                                                             =========          =========

Occupied percentage                                                                100%               100%
                                                                             =========          =========

Partnership's ownership percentage                                                36.3%              45.2%
                                                                             =========          =========

Cash distributions to Partnership                                            $  86,219          $  86,542
                                                                             =========          =========

Net income allocated to the Partnership                                      $  30,544          $  54,122
                                                                             =========          =========

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

Construction of tenant improvements required under the Quest lease costing approximately $1,231,000 and was funded by Wells OP. Under the rental income guaranty, Wells OP has funded approximately $601,000 in rent and operating expenses, which has caused the change in ownership indicated above. For further information, refer to the financial statements and footnotes included in the company's Form 10-K for the year ended December 31, 2000.

Rental income is greater in 2001, as compared to 2000, due to an increased rental rate on the Quest lease. Depreciation has increased due to tenant improvement placed in service during the third quarter of 2000. Management fees were $0 for 2000, as the building was vacant during the first seven months of 2000. Other operating expenses are higher for 2001, as compared to 2000, primarily due to adjustments of operating expenses for 2000 for additional reimbursement billings related to 2000 expenses. Tenants are billed an estimated amount for current year common area maintenance reimbursements, which are reconciled the following year, and the difference billed or credited to the tenant.

            The Cirrus Logic Building/Fund VIII - IX Joint Venture

                                                                                   Three Months Ended
                                                                               ---------------------------
                                                                               March 31,         March 31,
                                                                                 2001              2000
                                                                               ---------         ---------
Revenues:
       Rental income                                                           $ 184,539         $ 184,539
                                                                               ---------         ---------
Expenses:
       Depreciation                                                               72,765            72,765
       Management & leasing expenses                                              11,541            10,314
       Other operating expenses                                                   (5,778)             (299)
                                                                               ---------         ---------
                                                                                  78,528            82,780
                                                                               ---------         ---------
Net income                                                                     $ 106,011         $ 101,759
                                                                               =========         =========

Occupied percentage                                                                  100%              100%
                                                                               =========         =========

Partnership's ownership percentage                                                  45.2%             45.2%
                                                                               =========         =========

Cash distributions to Partnership                                              $  73,751         $  71,829
                                                                               =========         =========

Net income allocated to the Partnership                                        $  47,920         $  45,998
                                                                               =========         =========

Revenues remain relatively stable, while expenses have decreased and distributions have increased primarily due to increased common area maintenance billings to the tenant. Tenants are billed an estimated amount for common area maintenance reimbursements, which is then reconciled the following year and the difference is billed or credited to the tenant.

           The US Cellular One Building/Fund VIII - IX Joint Venture


                                                                                  Three Months Ended
                                                                             -----------------------------
                                                                             March 31,           March 31,
                                                                               2001                2000
                                                                             ---------           ---------
Revenues:
       Rental income                                                         $ 320,519           $ 320,519
                                                                             ---------           ---------
Expenses:
       Depreciation                                                            150,414             150,414
       Management & leasing expenses                                            34,963              34,498
       Other operating expenses                                                 11,068             (12,716)
                                                                             ---------           ---------
                                                                               196,445             172,196
                                                                             ---------           ---------
Net income                                                                   $ 124,074           $ 148,323
                                                                             =========           =========


Occupied percentage                                                                100%                100%

Partnership's ownership percentage                                                45.2%               45.2%
                                                                             =========           =========

Cash distributions to Partnership                                            $ 122,476           $ 132,572
                                                                             =========           =========

Net income allocated to the
  Partnership                                                                $  56,086           $  67,047
                                                                             =========           =========

Net income decreased in 2001, as compared to 2000, due to a decrease in CAM reimbursements billings. Net operating expenses were negative in 2000 due to adjustments for reimbursement billings related to expenses incurred during 1999. Tenants are billed an estimated amount for common area maintenance reimbursements which is then reconciled the following year and the difference billed or credited to the tenants. In addition, electricity and gas expenses were higher in 2001 as compared to 2000.

           The Alstom Power Building/Fund IX-X-XI-REIT Joint Venture


                                                                                 Three Months Ended
                                                                            -----------------------------
                                                                            March 31,           March 31,
                                                                              2001                2000
                                                                            ---------           ---------
Revenues:
        Rental income                                                       $ 295,634           $ 315,165
        Interest income                                                        20,255              17,728
                                                                            ---------           ---------
                                                                              315,889             332,893
                                                                            ---------           ---------
Expenses:
        Depreciation                                                           99,934              98,454
        Management & leasing expenses                                          24,003              25,253
        Other operating expenses, net of reimbursements                         9,361              (6,063)
                                                                            ---------           ---------
                                                                              133,298             117,644
                                                                            ---------           ---------
Net income                                                                  $ 182,591           $ 215,249
                                                                            =========           =========

Occupied percentage                                                               100%                100%
                                                                            =========           =========

Partnership's ownership percentage                                               39.1%               39.2%
                                                                            =========           =========

Cash distributions to Partnership                                           $ 108,970           $ 121,510
                                                                            =========           =========

Net income allocated to the
  Partnership                                                               $  71,419           $  84,368
                                                                            =========           =========

Net income decreased in 2001, compared to 2000, due to a rental adjustment made in the first quarter of 2000. Total expenses increased due to increases in janitorial costs and repairs and maintenance costs associated with common floor space. Other operating expenses are negative for 2000 due to offsetting reimbursement billings for operating costs and management and leasing expenses related to 1999.

Cash distributions decreased in 2001 compared to 2000 due to a combination of decreased rental income and increased expenses.

              The Avaya Building/Fund IX-X-XI-REIT Joint Venture

                                                                                 Three Months Ended
                                                                            -----------------------------
                                                                            March 31,           March 31,
                                                                              2001                2000
                                                                            ---------           ---------
Revenues:
       Rental income                                                        $ 145,752           $ 145,752
                                                                            ---------           ---------

Expenses:
       Depreciation                                                            45,801              45,801
       Management & leasing expenses                                            5,485               5,370
       Other operating expenses, net of reimbursement                           4,104               3,481
                                                                            ---------           ---------
                                                                               55,390              54,652
                                                                            ---------           ---------
Net income                                                                  $  90,362           $  91,100
                                                                            =========           =========

Occupied percentage                                                               100%                100%
                                                                            =========           =========

Partnership's ownership percentage                                               39.1%               39.2%
                                                                            =========           =========

Cash distributions to Partnership                                           $  48,758           $  49,537
                                                                            =========           =========

Net income allocated to the Partnership                                     $  35,344           $  35,707
                                                                            =========           =========

Rental income, net income and distributions remained relatively stable for 2001 as compared to 2000, due to the stable occupancy.

              The Ohmeda Building/Fund IX-X-XI-REIT Joint Venture

                                                                                  Three Months Ended
                                                                              ----------------------------
                                                                              March 31,          March 31,
                                                                                 2001               2000
                                                                              ---------          ---------
Revenues:
      Rental income                                                           $ 256,830          $ 256,829
                                                                              ---------          ---------

Expenses:
       Depreciation                                                              81,576             81,576
       Management & leasing expenses                                             12,545             17,001
       Other operating expenses, net of reimbursements                            3,982             27,594
                                                                              ---------          ---------
                                                                                 98,103            126,171
                                                                              ---------          ---------
Net income                                                                    $ 158,727          $ 130,658
                                                                              =========          =========

Occupied percentage                                                                 100%               100%
                                                                              =========          =========

Partnership's ownership percentage                                                 39.1%              39.2%
                                                                              =========          =========

Cash distributions to Partnership                                             $  91,763          $  80,953
                                                                              =========          =========

Net income allocated to the Partnership                                       $  62,085          $  51,213
                                                                              =========          =========

Net income increased in 2001, as compared to 2000, due to an overall decrease in expenses. Operating expenses decreased significantly due to a reduction in real estate taxes resulting from an appeal in 2000 to the taxing authorities. As a result, higher distributions were made to the Partnership. Management and leasing expenses decreased due to decrease in reimbursement collections in 2001, as management and leasing fees are assessed based on cash collections.

          The 360 Interlocken Building/Fund IX-X-XI-REIT Joint Venture

                                                                                  Three Months Ended
                                                                              ----------------------------
                                                                              March 31,          March 31,
                                                                                2001               2000
                                                                              ---------          ---------
Revenues:
       Rental income                                                          $ 206,628          $ 206,189
                                                                              ---------          ---------

Expenses:
       Depreciation                                                              71,797             71,670
       Management & leasing expenses                                             22,346             20,907
       Other operating expenses, net of reimbursements                            7,722            (16,920)
                                                                              ---------          ---------
                                                                                101,865             75,657
                                                                              ---------          ---------
Net income                                                                    $ 104,763          $ 130,532
                                                                              =========          =========

Occupied percentage                                                                 100%               100%
                                                                              =========          =========

Partnership's ownership percentage                                                 39.1%              39.2%
                                                                              =========          =========

Cash distributions to Partnership                                             $  70,554          $  79,784
                                                                              =========          =========

Net income allocated to the Partnership                                       $  40,977          $  51,162
                                                                              =========          =========

Net income decreased in 2001, as compared to 2000, due to an increase in operating expenses for 2001. Other operating expenses are negative for 2000 due to an adjustment for tenant reimbursements for operating costs and management and leasing fees. Tenants are billed an estimated amount for current year common area maintenance reimbursements which are reconciled the following year, and the difference is billed or credited to the tenants.

Cash distributions and net income allocated to the Partnership for the quarter decreased in 2001 compared to 2000, due to a decrease in net income. The Partnership's ownership interest in the Fund IX-X-XI-REIT Joint Venture decreased due to additional fundings by the Wells Fund X to the Joint Venture in the third quarter of 2000.

              The Iomega Building/Fund IX-X-XI-REIT Joint Venture

                                                                                   Three Months Ended
                                                                              ----------------------------
                                                                              March 31,          March 31,
                                                                                2001               2000
                                                                              ---------          ---------
Revenues:
Rental income                                                                 $ 168,250          $ 168,250
                                                                              ---------          ---------

Expenses:
  Depreciation                                                                   55,062             55,062
  Management & leasing expenses                                                   7,462              7,280
  Other operating expenses, net of reimbursements                                 3,733              5,148
                                                                              ---------          ---------
                                                                                 66,257             67,490
                                                                              ---------          ---------
Net income                                                                    $ 101,993          $ 100,760
                                                                              =========          =========

Occupied percentage                                                                 100%               100%
                                                                              =========          =========

Partnership's ownership percentage                                                 39.1%              39.2%
                                                                              =========          =========

Cash distributions to Partnership                                             $  59,539          $  59,180
                                                                              =========          =========

Net income allocated to the Partnership                                       $  39,894          $  39,494
                                                                              =========          =========

Rental income, net income and cash distributions remained stable for 2001, as compared to 2000 due to the stable occupancy.

                          PART II - OTHER INFORMATION

     ITEM 6 (b.)  No reports were filed during the first quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WELLS REAL ESTATE FUND IX, L.P.
                                     (Registrant)
     Dated: May 11, 2001        By:  /s/ Leo F. Wells, III
                                     ------------------------------------
                                     Leo F. Wells, III, as Individual
                                     General Partner and as President,
                                     Sole Director and Chief Financial
                                     Officer of Wells Capital, Inc., the
                                     General Partner of Wells Partners, L.P.