Form 10-Q
period 2001-06-30
WELLS REAL ESTATE FUND IX LP
filed 2001-08-10
CIK 929921

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended           June 30, 2001       or
                                ---------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to
                                -------------------      ----------------------

Commission file number                    0-25606
                         ------------------------------------------------------

                        WELLS REAL ESTATE FUND IX, L.P.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Georgia                                    58-2126622
-------------------------------         --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


6200 The Corners Pkwy., Norcross, Georgia                  30092
-------------------------------------------    --------------------------------
 (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code         (770) 449-7800
                                                    ---------------------------


--------------------------------------------------------------------------------
            (Former name, former address, and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X       No
                    ---          ----

                                   FORM 10-Q

                       WELLS REAL ESTATE FUND IX, L.P.

                     (A Georgia Public Limited Partnership)


                                     INDEX



                                                                                                 Page No.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets--June 30, 2001 and December 31, 2000                                            3

         Statements of Income for the Three and Six Months Ended June 30, 2001
          and 2000                                                                                      4

         Statements of Partners' Capital for the Year Ended December 31, 2000 and the Six
          Months Ended June 30, 2001                                                                    5

         Statements of Cash Flows for the Six Months Ended June 30, 2001
          and 2000                                                                                      6

         Condensed Notes to Financial Statements                                                        7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                                 9

PART II. OTHER INFORMATION                                                                             11

                        WELLS REAL ESTATE FUND IX, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS


                                                                             June 30,               December 31,
                                                                               2001                     2000
                                                                            -----------             ------------
ASSETS:
       Investment in joint ventures (Note 2)                                $25,577,404             $26,166,688
       Cash and Cash equivalents                                                 52,381                 115,337
       Due from affiliates                                                      778,017                 714,195
       Prepaid expenses and other assets                                         14,192                       0
       Accounts receivable                                                        1,550                   1,458
       Deferred project costs                                                     3,720                   3,720
                                                                            -----------             -----------
             Total assets                                                   $26,427,264             $27,001,398
                                                                            ===========             ===========

LIABILITIES AND PARTNERS' CAPITAL
       Liabilities:
         Accounts payable                                                   $         0             $     5,853
         Partnership distributions payable                                      739,234                 719,081
                                                                            -----------             -----------
              Total liabilities                                                 739,234                 724,934
                                                                            -----------             -----------
       Partners' capital:
       Limited partners:
         Class A--3,112,629 units outstanding as of June 30,
          2001 and 3,110,159 units as of December 31, 2000                   25,688,030              26,276,464
         Class B--387,371 units outstanding as of June 30, 2001
          and 389,841 units as of December 31, 2000                                   0                       0
                                                                            -----------             -----------
               Total partners' capital                                       25,688,030              26,276,464
                                                                            -----------             -----------
               Total liabilities and partners' capital                      $26,427,264             $27,001,398
                                                                            ===========             ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME



                                                         Three Months Ended               Six Months Ended
                                                       ------------------------        -----------------------
                                                       June 30,        June 30,        June 30,        June 30,
                                                         2001            2000            2001            2000
                                                       --------        --------        --------      ----------
REVENUES:
   Equity in income of joint ventures (Note 2)         $483,160       $ 462,850        $899,543      $  924,717
   Interest income                                            0               0           2,086               0
                                                       --------       ---------        --------      ----------
                                                        483,160         462,850         901,629         924,717
                                                       --------       ---------        --------      ----------
EXPENSES:
   Legal and accounting fees                              2,915           3,459          11,630          16,240
   Partnership administration                            23,053          20,147          33,616          28,574
   Computer costs                                         4,307           3,026           5,508           6,093
                                                       --------       ---------        --------      ----------
                                                         30,275          26,632          50,754          50,907
                                                       --------       ---------        --------      ----------
NET INCOME                                             $452,885       $ 436,218        $850,875      $  873,810
                                                       ========       =========        ========      ==========

NET INCOME ALLOCATED TO CLASS A
  LIMITED PARTNERS                                     $452,885       $ 731,164        $850,875      $1,460,378
                                                       ========       =========        ========      ==========

NET LOSS ALLOCATED TO CLASS B
  LIMITED PARTNERS                                     $      0       $(294,946)       $      0      $ (586,568)
                                                       ========       =========        ========      ==========

NET INCOME PER WEIGHTED
   AVERAGE CLASS A LIMITED
   PARTNER UNIT                                        $   0.15       $    0.24        $   0.27      $     0.48
                                                       ========       =========        ========      ==========

NET LOSS PER WEIGHTED AVERAGE
   CLASS B LIMITED PARTNER UNIT                        $   0.00       $   (0.70)       $   0.00      $    (1.39)
                                                       ========       =========        ========      ==========

CASH DISTRIBUTION PER CLASS A
  LIMITED PARTNER UNIT                                 $   0.24       $    0.23        $   0.46      $     0.45
                                                       ========       =========        ========      ==========

               See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.

                     (A Georgia Public Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL

                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND

                         SIX MONTHS ENDED JUNE 30, 2001


                                                                Limited Partners
                                        --------------------------------------------------------------
                                                    Class A                          Class B                     Total
                                        ----------------------------          -------------------------         Partners'
                                          Units            Amount              Units           Amount            Capital
                                        ----------       -----------          -------        -----------        -----------
BALANCE, December 31, 1999              3,072,322        $26,114,657          427,678        $ 1,201,850        $27,316,507

 Net income (loss)                              0          2,858,806                0         (1,100,130)         1,758,676
 Partnership distributions                      0         (2,798,719)               0                  0         (2,798,719)
 Class B conversion elections              37,837            101,720          (37,837)          (101,720)                 0
                                        ---------        -----------          -------        -----------        -----------
BALANCE, December 31, 2000              3,110,159         26,276,464          389,841                  0         26,276,464

 Net income                                     0            850,875                0                  0            850,875
 Partnership distributions                      0         (1,439,309)               0                  0         (1,439,309)
 Class B conversion elections               2,470                  0           (2,470)                 0                  0
                                        ---------        -----------          -------        -----------        -----------
BALANCE, June 30, 2001                  3,112,629        $25,688,030          387,371        $         0        $25,688,030
                                        =========        ===========          =======        ===========        ===========

           See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.

                     (A Georgia Public Limited Partnership)

                            STATEMENT OF CASH FLOWS


                                                                                Six Months Ended
                                                                        -----------------------------------
                                                                        June 30, 2001         June 30, 2000
                                                                        -------------         -------------

CASH FLOW FROM OPERATING ACTIVITIES:
 Net income                                                               $   850,875          $   873,810
 Adjustments to reconcile net income to net cash used in
   operating activities:
      Equity in income of joint venture                                      (899,543)            (924,717)
 Changes in assets and liabilities:
      Prepaid expenses and other assets                                       (14,192)                   0
      Accounts receivable                                                         (92)
      Accounts payable                                                         (5,853)                   0
                                                                          -----------          -----------
        Net cash used in operating activities                                 (68,805)             (50,907)
                                                                          -----------          -----------
CASH FLOW FROM INVESTING ACTIVITIES:
 Investment in joint venture                                                        0              (44,358)
 Distributions received from joint ventures                                 1,425,005            1,370,601
                                                                          -----------          -----------
        Net cash provided by investing activities                           1,425,005            1,326,243
                                                                          -----------          -----------

CASH FLOW FROM FINANCING ACTIVITIES:
 Distributions to partners from accumulated earnings                       (1,419,156)          (1,301,811)
                                                                          -----------          -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (62,956)             (26,475)

CASH AND CASH EQUIVALENTS, beginning of year                                  115,337              102,194
                                                                          -----------          -----------

CASH AND CASH EQUIVALENTS, end of period                                  $    52,381          $    75,719
                                                                          ===========          ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING ACTIVITIES:
 Deferred project costs applied to joint venture activities               $         0          $     1,764
                                                                          ===========          ===========

                  See accompanying condensed notes to financial statements.

                        WELLS REAL ESTATE FUND IX, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                     CONDENSED NOTES TO FINANCIAL STATEMENT

                                 JUNE 30, 2001


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) General

   Wells Real Estate Fund IX, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P., a Georgia nonpublic limited partnership, serving as General Partners. The Partnership was formed on August 15, 1994, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing income producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

   On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 26,1996, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. The offering was terminated on December 30, 1996, at which time the Partnership had sold 2,935,931 Class A Units, and 564,069 Class B Units, held by a total of 1,841 and 257 Class A and Class B Limited Partners, respectively, for total Limited Partner capital contributions of $35,000,000. After payment of $1,400,000 in acquisition and advisory fees and expenses, payments of $5,254,700 in selling commissions and organization and offering expenses, the investment by the Partnership of $13,289,359 in the Fund VIII - Fund IX Joint Venture and the investment by the Partnership of $14,982,434 in the Fund IX-X-XI-REIT Joint Venture, as of June 30, 2001, the Partnership has net offering proceeds of $73,507 available for investment in properties.

   The Partnership owns interests in properties through the following joint ventures with other Wells entities: (i) Fund VIII and Fund IX Associates, a joint venture between the Partnership and Wells Real Estate Fund VIII, L.P. (the "Fund VIII - IX Joint Venture"), (ii) Fund IX-X-XI-REIT Associates, a joint venture among the Partnership, Wells Real Estate Fund X, L..P., Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P., a Delaware limited partnership having Wells Real Estate Investment Trust, Inc., as its general partner, (the "Fund IX-X-XI-REIT Joint Venture"), and (iii) the Fund VIII-IX-REIT Joint Venture, a joint venture between Wells OP and the Fund VIII-IX Joint Venture.

   As of June 30, 2001, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four-story office building in Madison, Wisconsin (the "US Cellular Office Building"), which is owned by the Fund VIII-IX Joint Venture, (ii) a one-story office building in Farmer's Branch, Texas (the "TCI Building"), which is owned by the Fund VIII-IX Joint Venture, (iii) a three-story office building in Knoxville, Tennessee (the "Alstom Power-Knoxville Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (iv) a two-story office building in Irvine, California (the "Quest Building") previously owned by Fund VIII-IX Joint Venture, and is now owned by the Fund VIII-IX REIT Joint Venture, (v) a two-story office building in Boulder County, Colorado (the "Cirrus Logic Building"), which is owned by the Fund VIII-IX Joint Venture, (vi) a two-story office building in Boulder County, Colorado (the "Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture,
   (vii) a three-story office building located in Boulder County, Colorado (the "360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (viii) a one-story office building located in Oklahoma City, Oklahoma (the "Avaya Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, and (ix) a single-story warehouse and office building located in Ogden, Weber County, Utah (the "Iomega Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture.

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

2. INVESTMENT IN JOINT VENTURES

   The Partnership owns interests in nine properties as of June 30, 2001, through its ownership in joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method. For further information on investments in joint ventures, see Form 10-K for the Partnership's year ended December 31, 2000.

  SUMMARY OF OPERATIONS

  The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership had ownership interests as of June 30, 2001 and 2000, respectively.

                                                                                                  Partnership's Share of
                                            Total Revenues                 Net Income                  Net Income
                                        -------------------------    -----------------------      -----------------------
                                          Three Months Ended           Three Months Ended           Three Months Ended
                                        -------------------------    ------------------------     -----------------------
                                          June 30,      June 30,      June 30,      June 30,      June 30,      June 30,
                                           2001           2000          2001          2000          2001          2000
                                        ----------     ----------    ----------    ----------     --------      ---------
Fund IX-X-XI-REIT Joint
  Venture                               $1,087,746    $1,100,478    $  734,418    $  645,951      $287,263      $253,081
Fund VIII-Fund IX Joint
  Venture                                  751,518       789,731       433,370       464,057       195,897       209,769
                                        ----------    ----------    ----------    ----------      --------      --------
                                        $1,839,264    $1,890,209    $1,167,788    $1,110,008      $483,160      $462,850
                                        ==========    ==========    ==========    ==========      ========      ========

                                                                                                  Partnership's Share of
                                            Total Revenues                 Net Income                  Net Income
                                        -------------------------    -----------------------      -----------------------
                                            Six Months Ended             Six Months Ended            Six Months Ended
                                        -------------------------    ------------------------     -----------------------
                                          June 30,      June 30,      June 30,      June 30,      June 30,      June 30,
                                           2001           2000          2001          2000          2001          2000
                                        ----------     ----------    ----------    ----------     --------      ---------
Fund IX-X-XI-REIT Joint
  Venture                               $2,181,096     $2,210,391    $1,372,853    $1,314,249     $536,982       $515,024
Fund VIII-Fund IX Joint
  Venture                                1,465,949      1,581,803       802,069       906,335      362,561        409,693
                                        ----------     ----------    ----------    ----------      --------      --------
                                        $3,647,045     $3,792,194    $2,174,922    $2,220,584      $899,543      $924,717
                                        ==========     ==========    ==========    ==========      ========      ========


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

1. RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

   General

   As of June 30, 2001 and 2000, the developed properties owned by the Partnership were 100% occupied. Gross revenues of the Partnership were $901,629 for the six months ended June 30, 2001, as compared to $924,717 for the six months ended June 30, 2000. The decrease in revenues is attributed primarily to decreased earnings from the Fund VIII-Fund IX Joint Venture, primarily due to increased operating expenditures of approximately $41,000 at the US Cellular Property (Fund VIII-IX Joint Venture), and Quest Property (Fund VIII-IX Joint Venture), and decreased common area maintenance reimbursement of approximately $9,000 at the US Cellular Property (Fund VIII-IX Joint Venture), partially offset by decreased real estate tax at the Ohmeda Property (Fund IX-X-XI-REIT Joint Venture). Expenses of the Partnership remained stable at $50,754 for the six months ended June 30, 2001, as compared to $50,907 for the same period in 2000. As a result, net income of the Partnership decreased to $850,875 for the six months ended June 30, 2001, as compared to a net income of $873,810 for the six months ended June 30, 2000.

   The Partnership's net cash used in operating activities increased to $68,805 for 2001, as compared to $50,907 for 2000, which is primarily due to the prepayment of certain expenses this year. Net cash provided by investing activities increased to $1,425,006 from $1,326,243 because of the increased distributions received from the joint ventures and investments made in joint ventures in 2000. Net cash used in financing activities increased to $1,419,156 in 2001 from $1,301,811 in 2000 due to increases in cash flows generated by properties owned through joint ventures.

   Net income per weighted average unit for Class A Limited Partners was $0.27 for the six months ended June 30, 2001 as compared to $0.48 for the six months ended June 30, 2000. Net loss per weighted average unit for Class B and converted Class A Limited Partners was $0 for the six months ended June 30, 2001 as compared to $1.39 for the six months ended June 30, 2000, due to a change in the allocation of income as a result of the Class B partners' capital balances reaching zero at the end of 2000.

   Cash distributions declared per weighted average Unit for Class A limited Partners were $0.46 for the six months ended June 30, 2001 as compared to $0.45 for the six months ended June 30, 2000. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units or to the General Partner.

   The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from limited partners' capital contributions. As of June 30, 2001, the Partnership has $73,507 available for investment in properties.

                          PART II - OTHER INFORMATION

ITEM 6 (b.) No reports were filed during the second quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WELLS REAL ESTATE FUND IX, L.P.
                                     (Registrant)

Dated: August 10, 2001           By: /s/ Leo F. Wells, III
                                     --------------------------------------
                                     Leo F. Wells, III, as Individual
                                     General Partner and as President,
                                     Sole Director and Chief Financial
                                     Officer of Wells Capital, Inc., the
                                     General Partner of Wells Partners, L.P.