Form 10-Q
period 2001-09-30
WELLS REAL ESTATE FUND IX LP
filed 2001-11-14
CIK 929921

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended        September 30, 2001          or
                                 -------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                    to
                               ------------------     --------------------------

Commission file number                           0-25606
                        --------------------------------------------------------

                        WELLS REAL ESTATE FUND IX, L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Georgia                                       58-2126622
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

6200 The Corners Pkwy., Norcross, Georgia                        30092
-----------------------------------------------           ------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code            (770) 449-7800
                                                           ---------------------

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

         Yes      X           No
              ---------          --------

                                    FORM 10-Q

                         WELLS REAL ESTATE FUND IX, L.P.

                     (A Georgia Public Limited Partnership)

                                      INDEX

                                                                                                       Page No.
                                                                                                       --------
PART 1.         FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Balance Sheets - September 30, 2001 and December 31, 2000                                    3

                Statements of Income for the Three Months and Nine Months Ended
                  September 30, 2001 and 2000                                                                4

                Statements of Partners' Capital for the Year Ended December 31, 2000
                  and the Nine Months Ended September 30, 2001                                               5

                Statements of Cash Flows for the Nine Months Ended September 30, 2001
                   and 2000                                                                                  6

                Condensed Notes to Financial Statements                                                      7

     Item 2.    Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                                     9

PART II.        OTHER INFORMATION                                                                           11

                        WELLS REAL ESTATE FUND IX, L.P.

                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS

                                                                                    September 30,            December 31,
                                                                                         2001                    2000
                                                                                    --------------           --------------
ASSETS:
       Investment in joint ventures (Note 2)                                            $25,282,291              $26,166,688
       Cash and cash equivalents                                                             76,334                  115,337
       Due from affiliates                                                                  775,762                  714,195
       Prepaid expenses and other assets                                                        858                        0
       Accounts receivable                                                                        0                    1,458
       Deferred project costs                                                                 3,720                    3,720
                                                                                        -----------              -----------
             Total assets                                                               $26,138,965              $27,001,398
                                                                                        ===========              ===========

LIABILITIES AND PARTNERS' CAPITAL:
       Liabilities:
         Accounts payable                                                               $         0              $     5,853
         Partnership distributions payable                                                  738,898                  719,081
                                                                                        -----------              -----------
              Total liabilities                                                             738,898                  724,934
                                                                                        -----------              -----------

       Partners' capital:
            Limited partners:
                Class A-3,110,994 units outstanding as of September 30, 2001 and
                    3,110,159 units outstanding as of December 31, 2000                  25,400,067               26,276,464
                Class B-389,006 units outstanding as of September 30, 2001
                    and 389, 841 units outstanding as of December 31, 2000                        0                        0
                                                                                        -----------              -----------
                           Total partners' capital                                       25,400,067               26,276,464
                                                                                        -----------              -----------
                           Total liabilities and partners' capital                      $26,138,965              $27,001,398
                                                                                        ===========              ===========

See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND IX, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

                                                        Three Months Ended                  Nine Months Ended
                                                  ------------------------------       ---------------------------
                                                  September 30,    September 30,       September 30,  September 30,
                                                      2001             2000                 2001          2000
                                                  --------------   --------------      -------------  -------------
REVENUES:
  Equity in income of joint ventures
     (Note 2)                                        $480,649         $  450,486          $1,380,193     $1,375,203
  Interest income                                         993              4,818               3,079          4,818
                                                     --------         ----------          ----------     ----------
                                                      481,642            455,304           1,383,272      1,380,021
                                                     --------         ----------          ----------     ----------

EXPENSES:
   Legal and accounting fees                            1,300                583              12,930         16,823
   Partnership administration                          26,413              7,899              60,031         36,473
   Computer costs                                       2,997              2,354               8,504          8,447
                                                     --------         ----------          ----------     ----------
                                                       30,710             10,836              81,465         61,743
                                                     --------         ----------          ----------     ----------
NET INCOME                                           $450,932         $  444,468          $1,301,807     $1,318,278
                                                     ========         ==========          ==========     ==========

NET INCOME ALLOCATED
   CLASS A LIMITED
   PARTNERS                                          $450,932         $  711,473          $1,301,807     $2,171,851
                                                     ========         ==========          ==========     ==========

NET LOSS ALLOCATED TO
   CLASS B LIMITED
   PARTNERS                                          $      0         $ (267,005)         $        0     $ (853,573)
                                                     ========         ==========          ==========     ==========

NET INCOME PER WEIGHTED
   AVERAGE CLASS A LIMITED
   PARTNER UNIT                                      $   0.15         $     0.23          $     0.42     $     0.70
                                                     ========         ==========          ==========     ==========

NET LOSS PER WEIGHTED
   AVERAGE CLASS B LIMITED
   PARTNER UNIT                                      $   0.00         $    (0.65)         $     0.00     $    (2.07)
                                                     ========         ==========          ==========     ==========

CASH DISTRIBUTION PER
   CLASS A LIMITED PARTNER
   UNIT                                              $   0.24         $     0.23          $     0.70     $     0.67
                                                     ========         ==========          ==========     ==========

See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND IX, L.P.

                     (A Georgia Public Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL

                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND

                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                       Limited Partners
                                                    ---------------------------------------------------------
                                                            Class A                          Class B                   Total
                                                    ------------------------          -----------------------        Partners'
                                                      Units          Amount              Units       Amount           Capital
                                                    ----------    ----------          ---------  -------------       ------------
BALANCE, December 31, 1999                         3,072,322      $26,114,657          427,678     $ 1,201,850        $27,316,507

  Net income (loss)                                        0        2,858,806                0      (1,100,130)         1,758,676
  Partnership distributions                                0       (2,798,719)               0               0         (2,798,719)
  Class B conversion elections                        37,837          101,720          (37,837)       (101,720)                 0
                                                   ---------      -----------          -------      ----------        -----------
BALANCE, December 31, 2000                         3,110,159       26,276,464          389,841               0         26,276,464

  Net income                                               0        1,301,807                0               0          1,301,807
  Partnership distributions                                0       (2,178,204)               0               0         (2,178,204)
  Class B conversion elections                           835                0             (835)              0                  0
                                                   ---------      -----------          -------      ----------        -----------
BALANCE, September 30, 2001                        3,110,994      $25,400,067          389,006      $        0        $25,400,067
                                                   =========      ===========          =======      ==========        ===========

See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND IX, L.P.

                     (A Georgia Public Limited Partnership)

                             STATEMENT OF CASH FLOWS

                                                                                        Nine Months Ended
                                                                             ---------------------------------------
                                                                             September 30, 2001   September 30, 2000
                                                                             ------------------   ------------------
CASH FLOW FROM OPERATING ACTIVITIES:                                              $ 1,301,807          $ 1,318,278
  Net income
  Adjustments to reconcile net income to net cash used in
    operating activities:
           Equity in income of joint venture                                       (1,380,193)          (1,375,203)
  Changes in assets and liabilities:
           Prepaid expenses and other assets                                             (858)                   0
           Accounts receivable                                                          1,458                    0
           Accounts payable                                                            (5,853)                   0
                                                                                  -----------          -----------
             Net cash used in operating activities                                    (83,639)             (56,925)
                                                                                  -----------          -----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Investment in joint venture                                                               0              (44,358)
  Distributions received from joint ventures                                        2,203,023            2,102,762
                                                                                  -----------          -----------
             Net cash provided by investing activities                              2,203,023            2,058,404
                                                                                  -----------          -----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Distributions paid to partners                                                   (2,158,387)          (1,992,151)
                                                                                  -----------          -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (39,003)               9,328

CASH AND CASH EQUIVALENTS, beginning of year                                          115,337              102,194
                                                                                  -----------          -----------

CASH AND CASH EQUIVALENTS, end of period                                          $    76,334          $   111,522
                                                                                  ===========          ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
  Deferred project costs applied to joint venture activities                      $         0          $     1,764
                                                                                  ===========          ===========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND IX, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) General

     Wells Real Estate Fund IX, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P., a Georgia nonpublic limited partnership, serving as General Partners. The Partnership was formed on August 15, 1994, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing income producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

     On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 26,1996, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. The offering was terminated on December 30, 1996, at which time the Partnership had sold 2,935,931 Class A Units, and 564,069 Class B Units, held by a total of 1,841 and 257 Class A and Class B Limited Partners, respectively, for total Limited Partner capital contributions of $35,000,000. After payment of $1,400,000 in acquisition and advisory fees and expenses, payments of $5,254,700 in selling commissions and organization and offering expenses, the investment by the Partnership of $13,289,359 in the Fund VIII - Fund IX Joint Venture and the investment by the Partnership of $14,982,434 in the Fund IX-X-XI-REIT Joint Venture, the Partnership has net offering proceeds of $73,507 available for investment in properties as of September 30, 2001.

     The Partnership owns interests in properties through the following joint ventures with other Wells entities: (i) Fund VIII and Fund IX Associates, a joint venture between the Partnership and Wells Real Estate Fund VIII, L.P. (the "Fund VIII - IX Joint Venture"), (ii) Fund IX-X-XI-REIT Associates, a joint venture among the Partnership, Wells Real Estate Fund X, L.P., Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc., a Maryland Corporation, as its general partner, (the "Fund IX-X-XI-REIT Joint Venture"), and (iii) the Fund VIII-IX-REIT Joint Venture, a joint venture between Wells OP and the Fund VIII-IX Joint Venture.

     As of September 30, 2001, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four-story office building in Madison, Wisconsin ("US Cellular Building"), which is owned by the Fund VIII-IX Joint Venture, (ii) a one-story office building in Farmer's Branch, Texas ("AT&T-Texas Building"), which is owned by the Fund VIII-IX Joint Venture, (iii) a three-story office building in Knoxville, Tennessee ("Alstom Power-Knoxville Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (iv) a two-story office building in Irvine, California ("Quest Building") owned by the Fund VIII-IX Joint Venture through June 30, 2000 and currently owned by the Fund VIII-IX REIT Joint Venture, (v) a two-story office building in Boulder County, Colorado ("Cirrus Logic Building"), which is owned by the Fund VIII-IX Joint Venture, (vi) a two-story office building in Boulder County, Colorado ("Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture,
     (vii) a three-story office building located in Boulder County, Colorado ("360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (viii) a one-story office building located in Oklahoma City, Oklahoma ("Avaya Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, and (ix) a single-story warehouse and office building located in Ogden, Weber County, Utah ("Iomega Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture.

     (b) Basis of Presentation

     The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature and necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 2000.

2.   INVESTMENT IN JOINT VENTURES

     The Partnership owns interests in nine properties as of September 30, 2001, through its ownership in the foregoing joint ventures. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded using the equity method. For further information on investments in joint ventures, see the Partnership's Form 10-K for the year ended December 31, 2000.

     SUMMARY OF OPERATIONS

     The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership had ownership interests as of September 30, 2001 and 2000, respectively.

                                                                                        Partnership's Share of Net
                                    Total Revenues                 Net Income                     Income
                             ---------------------------- --------------------------- ------------------------------
                                  Three Months Ended           Three Months Ended           Three Months Ended
                             ---------------------------- --------------------------- ------------------------------
                             September 30,  September 30, September 30,  September 30, September 30,  September 30,
                                  2001          2000           2001          2000           2001           2000
                             -------------- ------------- -------------- ------------- -------------- --------------
Fund IX-X-XI-REIT
  Joint Venture                $1,082,768     $1,087,126    $  669,906     $  678,125      $262,029       $265,344
Fund VIII-Fund IX
  Joint Venture                   756,614        815,120       483,637        409,576       218,620        185,142
                               ----------     ----------    ----------     ----------      --------       --------
                               $1,839,382     $1,902,246    $1,153,543     $1,087,701      $480,649       $450,486
                               ==========     ==========    ==========     ==========      ========       ========


                                                                                        Partnership's Share of Net
                                    Total Revenues                 Net Income                     Income
                             ---------------------------- --------------------------- ------------------------------
                                  Nine Months Ended            Nine Months Ended             Nine Months Ended
                             ---------------------------- --------------------------- ------------------------------
                             September 30,  September 30, September 30,  September 30, September 30,  September 30,
                                  2001          2000           2001          2000           2001           2000
                             -------------- ------------- -------------- ------------- -------------- --------------
Fund IX-X-XI-REIT
  Joint Venture                $3,263,864     $3,297,516    $2,042,759     $1,992,374    $  799,012       $  780,368
Fund VIII-Fund IX
  Joint Venture                 2,222,563      2,396,923     1,285,706      1,315,911       581,181          594,835
                               ----------     ----------    ----------     ----------    ----------       ----------
                               $5,486,427     $5,694,439    $3,328,465     $3,308,285    $1,380,193       $1,375,203
                               ==========     ==========    ==========     ==========    ==========       ==========

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

1.   RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     General

     As of September 30, 2001 and 2000, the properties owned by the Partnership were 100% occupied. Gross revenues of the Partnership were $1,383,272 for the nine months ended September 30, 2001, as compared to $1,380,021 for the nine months ended September 30, 2000. The increase in revenues for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 is primarily due to increased equity in income of joint ventures resulting from increased common area maintenance reimbursement adjustment of approximately $34,000 at the Cirrus Logic Building, the Ohmeda Building, the Alstom Power-Knoxville Building, and the Iomega Building, and decreased real estate tax at the Ohmeda Building. The increased equity in income of joint ventures is partially offset by increased repair and maintenance expenses of approximately $48,000 at the US Cellular Building, the Quest Building, and the Alstom Power-Knoxville Building, and decreased interest income of $8,000 at the AT&T - Texas Building and the Alstom Power-Knoxville Building. The increase in revenues for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 is attributed primarily to increased equity in income of joint venture resulting from increased common area maintenance adjustment at the Cirrus Logic Building, partially offset by increased various operating expenditures at the Alstom Power-Knoxville Building. Expenses of the Partnership increased to $81,465 for the nine months ended September 30, 2001, as compared to $61,743 for the nine months ended September 30, 2000. This increase was due to an increase in taxes and administrative salaries. As a result, net income of the Partnership decreased to $1,301,807 for the nine months ended September 30, 2001, as compared to a net income of $1,318,278 for the nine months ended September 30, 2000.

     The Partnership's net cash used in operating activities increased to $83,639 for 2001, as compared to $56,925 for 2000, which is primarily due to an increase in partnership expenses and payments made for prior year's accruals this year. Net cash provided by investing activities increased to $2,203,023 from $2,058,404 due to the increased distributions received from the Fund IX-X-XI-REIT joint venture and investments made in joint ventures in 2000. Net cash used in financing activities increased to $2,158,387 in 2001 from $1,992,151 in 2000 due to increases in cash flows generated by properties owned through joint ventures, resulting in an increased distribution rate for the Partnership.

     Net income per weighted average unit for Class A Limited Partners was $0.42 for the nine months ended September 30, 2001 as compared to $0.70 for the nine months ended September 30, 2000. Net loss per weighted average unit for Class B and converted Class A Limited Partners was $0 for the nine months ended September 30, 2001 as compared to $2.07 for the nine months ended September 30, 2000. The decreased for Class A and increase for Class B income allocations resulted from a change in the allocation of income as a result of the Class B partners' capital balances reaching zero at the end of 2000.

     Cash distributions declared per weighted average unit for Class A limited Partners were $0.70 for the nine months ended September 30, 2001 as compared to $0.67 for the nine months ended September 30, 2000. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units or to the General Partner.

     All 2001 distributions payable through the third quarter have been paid from net operating cash flows. The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. The Partnership expects to make future real estate investments, directly or through investments in joint ventures, from limited partners' capital contributions. As of September 30, 2001, the Partnership has $73,507 available for investment in properties.

                           PART II - OTHER INFORMATION

ITEM 6 (b.) No reports were filed during the third quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WELLS REAL ESTATE FUND IX, L.P.
                                         (Registrant)

Dated: November 9, 2001              By:  /s/ Leo F. Wells, III
                                         -----------------------------------
                                         Leo F. Wells, III, as Individual
                                         General Partner and as President,
                                         Sole Director and Chief Financial
                                         Officer of Wells Capital, Inc., the
                                         General Partner of Wells Partners, L.P.