Form 10-K
period 2001-12-31
WELLS REAL ESTATE FUND IX LP
filed 2002-03-26
CIK 929921

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         [Fee Required]

For the fiscal year ended                   December 31, 2001
                         -------------------------------------------------------

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
         [No Fee Required]

For the transition period from                     to
                              --------------------------------------------------

Commission file number                      0-22039
                       ---------------------------------------------------------

                             WELLS REAL ESTATE FUND IX, L.P.
--------------------------------------------------------------------------------
                     (Exact name of registrant as specified in its charter)

                Georgia                                       58-2126622
---------------------------------------             ----------------------------
   (State or other jurisdiction                        (I.R.S. Employer
    of incorporation or organization)                   Identification  Number)

6200 The Corners Parkway Norcross, Georgia                     30092
---------------------------------------------         --------------------------
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code         (770) 449-7800
                                                      --------------------------
Securities registered pursuant to
Section 12 (b) of the Act:

     Title of each class                  Name of exchange on which registered
------------------------------         -----------------------------------------
           NONE                                         NONE
------------------------------         -----------------------------------------

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

Yes  X            No
    -----            ------

Aggregate market value of the voting stock held by
non-affiliates:                                            Not Applicable
                                                  ------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Wells Real Estate Fund IX, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership, serving as General Partners. The Partnership was formed on August 15, 1994, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing income producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996, when it received and accepted subscriptions for 125,000 units. An aggregate requirement of $2,500,000 of offering proceeds was reached on February 26,1996, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. The offering was terminated on December 30, 1996, at which time the Partnership had sold 2,935,931 Class A Units, and 564,069 Class B Units, held by a total of 1,841 and 257 Class A and Class B Limited Partners, respectively, for total Limited Partner capital contributions of $35,000,000. After payment of $1,400,000 in acquisition and advisory fees and expenses, payments of $5,254,700 in selling commissions and organization and offering expenses, the investment by the Partnership of $13,289,359 in the Fund VIII-Fund IX Joint Venture and the investment by the Partnership of $14,982,434 in the Fund IX-X-XI-REIT Joint Venture, the Partnership has net offering proceeds of $73,507 as reserves or as available for investment in properties as of December 31, 2001.

EMPLOYEES

The Company has no direct employees. The employees of Wells Capital, Inc., and Wells Management Company, Inc. perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Company.

INSURANCE

Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned by the Partnership through investments in joint ventures. In the opinion of management of the registrant, all such properties are adequately insured.

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

ITEM 2.  PROPERTIES

The Partnership owns interests in properties through the following joint ventures with other Wells entities: (i) Fund VIII and Fund IX Associates, a joint venture between the Partnership and Wells Real Estate Fund VIII, L.P. (the "Fund VIII-IX Joint Venture"), (ii) Fund IX-X-XI-REIT Associates, a joint venture among the Partnership, Wells Real Estate Fund X, L.P., Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. ("Wells REIT"), as its general partner and (iii) the Fund VIII-IX-REIT Joint Venture, a joint venture between Wells OP and the Fund VIII-IX Joint Venture. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method.

As of December 31, 2001, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a four-story office building in Madison, Wisconsin ("US Cellular Building"), (ii) a one-story office building in Farmer's Branch, Texas ("AT&T-Texas Building"),
(iii) a two-story office building in Boulder County, Colorado ("Cirrus Logic Building"), all of which are owned by the Fund VIII-Fund IX Joint Venture, (iv) a three-story office building in Knoxville, Tennessee ("Alstom Power-Knoxville Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (v) a two-story office building in Irvine, California ("Quest Building"), which was owned by the Fund VIII-Fund IX Joint Venture through June 30, 2000 and is currently owned by the Fund VIII-IX-REIT Joint Venture, (vi) a two-story office building in Boulder County, Colorado ("Ohmeda Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (vii) a three-story office building located in Boulder County, Colorado ("360 Interlocken Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, (viii) a one-story office building located in Oklahoma City, Oklahoma ("Avaya Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture, and (ix) a single-story warehouse and office building located in Ogden, Weber County, Utah ("Iomega Building"), which is owned by the Fund IX-X-XI-REIT Joint Venture.

The following table shows lease expirations during each of the next ten years for all leases at properties in which the operating partnership has interest through investments in joint ventures as of December 31, 2001, assuming no exercise of renewal options or termination rights:

                                                                   Partnership       Percentage      Percentage
                    Number                                           Share of          of Total        of Total
  Year of            of          Square         Annualized         Annualized          Square        Annualized
   Lease           Leases         Feet          Gross Base         Gross Base           Feet         Gross Base
 Expiration        Expiring      Expiring        Rent /(1)/         Rent /(1)/         Expiring          Rent
-------------   ------------  -------------  -----------------  -----------------  --------------  ---------------
    2002              5           33,610        $  558,407         $  218,417             5.5%            7.6%
    2003/(2)/         1           17,146           280,467            109,703             2.8             3.9
    2004/(3)/         1           65,006         1,207,998            459,885            10.6            16.7
    2005/(4)/         1          106,750         1,027,315            401,827            17.4            14.2
    2006              0                0                 0                  0             0.0             0.0
    2007/(5)/         2          186,130         2,460,111          1,041,256            30.3            34.0
    2008/(6)/         1           57,186           583,016            228,043             9.3             8.1
    2009/(7)/         1          108,250           673,000            263,239            17.6             9.2
    2010              0                0                 0                  0             0.0             0.0
    2011/(8)/         1           40,000           455,177            205,740             6.5             6.3
                ------------  -------------  -----------------  -----------------  --------------  ---------------
                     13          614,078        $7,245,491         $2,928,110           100.0%          100.0%
                ============  =============  =================  =================  ==============  ===============

       /(1)/ Average monthly gross rent over the life of the lease, annualized. /(2)/ Expiration of ODS Technologies lease at 360 Interlocken Building. /(3)/ Expiration of Quest lease.
       /(4)/  Expiration of Ohmeda lease.
       /(5)/ Expiration of US Cellular lease and Alstom Power-Knoxville lease. /(6)/ Expiration of Avaya lease.
       /(7)/  Expiration of Iomega lease.
       /(8)/  Expiration of AT&T-TX lease.

The following describes the properties in which the Partnership owns an interest as of December 31, 2001:

FUND VIII-IX JOINT VENTURE

On June 10, 1996, the Partnership and Wells Real Estate Fund VIII, L.P. ("Wells Fund VIII"), a Georgia public limited partnership, affiliated with the Partnership through common general partners, formed a joint venture known as Fund VIII and Fund IX Associates ("Fund VIII-IX Joint Venture"). The investment objectives of Wells Fund VIII are substantially identical to those of the Partnership. As of December 31, 2001, the Partnership has contributed $13,289,358 for an approximately 45% equity interest in the Fund VIII-IX Joint Venture and Fund VIII has contributed $15,987,323 for an approximately 55% equity interest.

US CELLULAR BUILDING

On June 17, 1996, the Fund VIII-IX Joint Venture purchased a 7.09 acres tract of real property in Madison, Dane County, Wisconsin for a total cost of $859,255 including closing costs. Construction was completed on a four-story office building containing approximately 101,727 rentable square feet. The land purchase and construction costs have been funded by capital contributions of $3,912,444 from the Partnership and $6,573,342 from Wells Fund VIII for a total cost of approximately $10,650,000.

In June, 1997, US Cellular, a subsidiary of BellSouth Corporation, took occupancy of 76,276 rentable square feet, comprising approximately 75% of the building. The initial term of this lease is 9 years and 11 months beginning in June 1997, with the option to extend the initial term of the lease for two consecutive five-year periods. The annual base rent payable during the initial term is $902,418 during the first five years and $1,016,822 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at the currently prevailing market rental rates. US Cellular is required to pay additional rent equal to its share of operating expenses during the lease term.

Commencing November 1, 2001, US Cellular exercised its right of first refusal to lease an additional 25,451 square feet of space vacated by American Family in October 2001. This addition increased their rentable floor area from 76,276 square feet to 101,727 square feet. Accordingly, US Cellular now occupies 100% of the building, and will pay rent on the same terms and conditions of their original lease.

The average effective annual rental per square foot at the US Cellular Building was $12.47 for 2001, $12.60 for 2000, 1999 and 1998, and $8.87 for 1997, the
first year of occupancy. The occupancy rate at year-end was 100% for 2001, 2000, 1999 and 1998, and 75% for 1997.

AT&T-TX BUILDING

On October 10, 1996, the Fund VIII-IX Joint Venture purchased a one-story office building containing approximately 40,000 rentable square feet, located on 4.864 acres of land in Farmer's Branch, Dallas County, Texas for a purchase price of $4,450,000, excluding acquisition costs.

The funds used by the Fund VIII-IX Joint Venture to acquire the AT&T-TX Building were derived from capital contributions made by the Partnership and Wells Fund VIII totaling $2,236,530 and $2,238,170, respectively, for total contributions to the Fund VIII-IX Joint Venture with respect to this building of $4,474,700, including acquisition costs.

The AT&T-TX Building is leased to AT&T Wireless Texas for a period of fifteen years, with options to extend the lease for three consecutive five-year periods. The annual base rent is $430,001 during the first five years, $454,001 during the next five years and $482,001 during the last five years. The AT&T lease commenced on July 19, 1996 and was assigned by the seller to the Fund VIII-IX Joint Venture on October 10, 1996. AT&T Wireless Texas is responsible for the operating expenses including real estate taxes.

The average effective annual rental per square foot at the AT&T-TX Building is $11.48 for 2001, $11.38 for 2000 and 1999, and $11.49 for 1998 and 1997. The
occupancy rate at the AT&T-TX Building at year-end was 100% for 2001, 2000, 1999, 1998 and 1997.

CIRRUS LOGIC BUILDING

On February 20, 1997, the Fund VIII-IX Joint Venture acquired a 4.26 acre tract of real property in Broomfield, Colorado, located in Boulder County in the Denver/Boulder metropolitan area on which a two-story office building containing approximately 49,460 rentable square feet was constructed. As part of the Interlocken Business Park, a 963-acre business development for advanced technology and research/development oriented companies. The purchase price paid for the Cirrus Logic Building was $7,029,000, excluding acquisition costs. Construction of the Cirrus Logic building was substantially completed in March 1997 with Cirrus Logic, Inc. taking occupancy of the entire building. The funds used by the Fund VIII-IX Joint Venture to acquire the Cirrus Logic Building were derived entirely from capital contributions made by the Partnership and Wells Fund VIII of approximately $3,532,275 and

$3,555,495, respectively, for total capital contributions to the Fund VIII-IX Joint Venture of approximately $7,087,770. As of December 31, 2001, the Partnership held an equity interest in the Fund VIII-Fund IX Joint Venture of 45.2%.

The lease, as well as Cirrus Logic's obligation to pay rent, commenced on March 17, 1997 Cirrus Logic took occupancy of the building. The lease with Cirrus Logic provides for a term of 15 years and annual initial base rent payable of $667,755. Cirrus Logic has the option to renew the lease for two consecutive five-year periods. The base rent payable during any such extended term would be 95% of the then currently prevailing market rental rate for comparable office buildings in the Boulder County area. The base annual rent will be increased by 10% beginning the sixth year of the lease and will be increased another 10% beginning the eleventh year of the lease.

Under its lease, Cirrus Logic is responsible for all utilities, cleaning, taxes, other operating expenses, and for maintaining property and liability insurance on the Cirrus Logic Building. The Fund VIII-IX Joint Venture shall maintain, for its own benefit, liability insurance for the Cirrus Logic Building as well as insurance for fire, vandalism and malicious mischief.

The average effective annual rental per square foot at the Cirrus Logic Building was $14.92 for 2001, 2000, 1999 and 1998, and $13.25 for 1997, the first year of occupancy. The occupancy rate at year-end was 100% for 2001, 2000, 1999, 1998 and 1997.

FUND VIII-IX-REIT JOINT VENTURE

On January 10, 1997, the Fund VIII-IX Joint Venture acquired a two story office building containing approximately 65,006 rentable square feet on a 4.4 acre tract of land located at 15253 Bake Parkway, in the Irvine Spectrum planned business community in metropolitan Orange County, California. The total consideration paid for the building was $7,193,000 excluding acquisition expenses. The funds used by the Fund VIII-IX Joint Venture to acquire the Quest Building were derived entirely from capital contributions by the Partnership and Wells Fund VIII of approximately $3,620,316 and $3,608,109, respectively, for total capital contributions to the Fund VIII-IX Joint Venture of approximately $7,228,425.

On February 18, 1999, Wells OP entered into a Rental Income Guaranty Agreement with Fund VIII-IX Joint Venture, whereby Wells OP guaranteed the Fund VIII-IX Joint Venture with rental income on the Quest Building, previously leased to Matsushita Avionics, equal to at least the rental revenues and building expenses reimbursements that the Fund VIII-IX Joint Venture would have received over the remaining term of the original lease with Matsushita Avionics. Wells OP paid approximately $543,000 in rental income guaranty payments to the Fund VIII-IX Joint Venture through December 31, 2000, however, ceased making such payments upon Quest Software, Inc. taking occupancy on August 1, 2000.

On June 15, 2000, the Fund VIII-IX-REIT Joint Venture was formed between Wells OP and Fund VIII-IX Joint Venture. On July 1, 2000, the Fund VIII-IX Joint Venture contributed its interest in the Quest Building to the Fund VIII-IX-REIT Joint Venture. As of December 31, 2001, the Partnership held an equity interest in the Fund VIII-IX-REIT Joint Venture of 38.1%.

A 42-month lease for the entire Quest Building has been signed by Quest Software, Inc. Occupancy occurred on August 1, 2000. Quest is a publicly traded corporation that provides software database management and disaster recovery services for its clients.

Construction of tenant improvements required under the Quest lease cost approximately $1,231,000 and was funded through capital contributions made by Wells OP.

The average effective annual rental per square foot at the Quest building is $18.58 for 2001, $13.72 for 2000, $10.11 for 1999, $10.32 for 1998, and $9.91
for 1997. The occupancy rate at year-end was 100% for 2001, 2000, 1999, 1998 and 1997.

FUND IX-X-XI-REIT JOINT VENTURE

On June 11, 1998, Fund IX-X Joint Venture, a joint venture between the Partnership and Wells Real Estate Fund X, L.P. ("Wells Fund X"), a Georgia public limited partnership, was amended and restated to admit the Wells Real Estate Fund XI, L.P. ("Wells Fund XI"), a Georgia public limited partnership, and Wells OP. Wells Fund X, Wells Fund XI, Wells OP and the Wells REIT are all Affiliates of the Partnership and its General Partners.

The IX-X Joint Venture, which changed its name to the Fund IX-X-XI-REIT Joint Venture, had previously acquired and owned the following three properties: (i) the Alstom Power-Knoxville Building, (ii) the Ohmeda Building, and (iii) the 360 Interlocken Building. On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased the Avaya Building. On July 1, 1998, Wells Fund X contributed a single-story warehouse and office building with 108,250 rentable square feet 'Iomega Building' to the Fund IX-X-XI-REIT Joint Venture as a capital contribution.

As of December 31, 2001, the Partnership held an approximately 39.1% equity interest in the Fund IX-X-XI-REIT Joint Venture. As of December 31, 2001, Wells Fund X held an approximate 48.3% equity interest, Wells Fund XI held an approximate 8.9% equity interest, and Wells OP held an approximate 3.7% equity interest in the Fund IX-X-XI-REIT Joint Venture.

ALSTOM POWER-KNOXVILLE BUILDING

On March 20, 1997, the Fund IX-X Joint Venture began construction of the Alstom Power-Knoxville Building, a three-story office building containing approximately 84,404 rentable square feet located on a 5.62 acre tract of real property in Knoxville, Knox County, Tennessee. The land purchase and construction costs totaling $8,137,994 were funded by capital contributions of $4,221,973 from the Partnership and $3,916,021 from Wells Fund X.

Alstom Power, Inc. ("Alstom Power"), successor in interest to ABB Environmental Systems, a subsidiary of ABB, Inc., occupied its lease space of 56,012 rentable square feet comprising approximately 66% of the building in December 1997. The initial term of the lease is 9 years and 11 months commencing upon occupancy. Alstom Power has the option under its lease to extend the initial term of the lease for two consecutive five year periods. The annual base rent payable during the initial term is $646,250 during the first five years and $728,750 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at then currently prevailing market rental rates. In addition to the base rent, Alstom Power is required to pay additional rent equal to its share of operating expenses during the lease term.

Commencing December 1, 1999, Alstom Power Environmental exercised its right of first refusal to lease an additional 23,992 square feet of space vacated by The Associates in September, 1999, which increased their rentable floor area from 57,831 square feet to 81,823 square feet. On May 19, 2000, Alstom Power, Inc. executed the third amendment of the lease agreement in order to lease the remaining 2,581 square feet of rentable floor area on the second floor of the building. Accordingly, Alstom Power now occupies 100% of the building, and will pay rent at the same terms and conditions of their original lease.

The average effective annual rental per square foot at the Alstom Power Building was $13.83 for 2001, $14.05 for 2000, $11.77 for 1999, $9.97 for 1998 and $8.16
for 1997, the first year of occupancy. The occupancy rate at year-end was 100% for 2001 and 2000, 98% for 1999, 95% for 1998, and 67% for 1997.

OHMEDA BUILDING

On February 13, 1998, the Fund IX-X Joint Venture acquired the Ohmeda Building, a two-story office building with approximately 106,750 rentable square feet. The Ohmeda building is on a 15-acre tract of land located in Louisville, Boulder County, Colorado. The purchase price for the Ohmeda Building was $10,325,000. The Fund IX-X Joint Venture also incurred additional acquisition expenses in connection with the purchase of the Ohmeda Building, including attorney's fees, recording fees and other closing costs. As of December 31, 2001, the Partnership had contributed $3,460,192 and Wells Fund X had contributed $6,900,878 toward the purchase of this building.

The entire 106,750 rentable square feet of the Ohmeda Building is currently under a net lease dated February 26,1987, as amended by First Amendment to Lease dated December 3, 1987 and as amended by the Second Amendment to Lease dated October 20, 1997 (the "Ohmeda Lease") with Ohmeda, Inc., a Delaware corporation. The Ohmeda lease was assigned to the Joint Venture at the closing. The lease currently expires in January 2005, subject to (i) Ohmeda's right to effectuate an early termination of the lease under the terms and conditions described below, and (ii) Ohmeda's right to extend the lease for two additional five year periods of time at the then current market rental rates.

The monthly base rental payable under the lease is $83,710 through January 31, 2003; $87,891 from February 1, 2003 through January 31, 2004; and $92,250 from February 1, 2004 through January 31,2005. Under the Lease, Ohmeda is responsible for all utilities, taxes, insurance, and other operating costs with respect to the Ohmeda Building during the term of the lease. In addition, Ohmeda shall pay a $21,000 per year management fee for maintenance and administrative services of the Ohmeda Building. The Fund IX-X-XI-REIT Joint Venture, as landlord, is responsible for maintenance of the roof, exterior and structural walls, foundation, other structural members and floor slab, provided that the landlord's obligation to make repairs specifically excludes items of cosmetic and routine maintenance such as the painting of walls.

The average effective annual rental rate per square foot at the Ohmeda Building was $9.62 for 2001, 2000, 1999 and 1998, the year of acquisition. The occupancy rate at year-end was 100% for 2001, 2000, 1999 and 1998.

360 INTERLOCKEN BUILDING

On March 20, 1998, the Fund IX-X Joint Venture acquired, the 360 Interlocken Building, a three-story multi-tenant office building containing approximately 51,974 rentable square feet located on a 5.1 acre tract of land in Broomfield, Boulder County, Colorado. The purchase price was $8,275,000, excluding acquisition costs. The project was funded by capital contributions of $6,642,466 from the Partnership and $1,674,271 from Wells Fund X.

The 360 Interlocken Building was completed in December 1996. The first floor is leased to multiple tenants and contains 15,599 rentable square feet; the second floor is leased to ODS Technologies, L.P.

and contains 17,146 rentable square feet; and the third floor is leased to Transecon, Inc. and contains 19,229 rentable square feet.

The third floor lease expires in March 2002, subject to Transecon's right to extend for one additional term of five years upon 180 days notice. The monthly rent payable under Transecon's lease is approximately $24,000 for the initial term of the lease. Under the lease, Transecon is responsible for its share of utilities, taxes, insurance, and other operating expenses with respect to the Interlocken Building. In addition, Transecon has a right of first refusal under the lease for any second floor space proposed to be leased by the landlord. The second floor lease expires in September, 2003, subject to ODS's right to extend for one additional term of three years. The monthly rent payable is $22,100 through January 1998; $22,150 through January, 1999; $22,600 through January 2000; $23,100 through January 2001; $23,550 through January 2002; $24,050 through January 2003 and $24,550 through September, 2003. The rental payments under the ODS lease are secured by the assignment of a $275,000 letter of credit which may be drawn upon by the landlord in the event of a tenant default under the lease. Under the lease, ODS is responsible for its share of utilities, taxes, insurance, and other operating costs with respect to the 360 Interlocken Building.

The average effective annual rental rate per square foot at the 360 Interlocken Building was $16.12 for 2001, $16.23 for 2000, $15.97 for 1999 and 1998, the
first year of occupancy. The occupancy rate at year-end was 100% for 2001, 2000, 1999 and 1998.

AVAYA BUILDING

On May 30, 1997, the Fund IX-X Joint Venture entered into a purchase and sale agreement with Wells Development Corporation ("Wells Development"), an affiliate of the General Partners, for the acquisition and development of the Avaya Building, a one-story office building containing 57,186 net rentable square feet on 5.3 acres of land. On June 24, 1998, the Fund IX-X-XI-REIT Joint Venture purchased this property for $5,504,276. The purchase price was funded by capital contributions of $657,804 from the Partnership, $950,392 from Fund X, $2,482,810 from Fund XI and $1,421,466 from Wells OP.

Avaya, a world-wide leader in telecommunications technology producing a variety of communication products, occupies the entire Avaya Building. The initial item of the lease is ten years commencing January 5, 1998. Avaya has the option to extend the initial term of the lease for two additional five-year periods. The annual base rent payable during the initial term is $508,383 during the first five years and $594,152 during the second five years of the lease term. The annual base rent for each extended term will be at currently prevailing market rental rates. In addition to the base rent, Avaya will be required to pay additional rent equal to its share of operating expenses during the lease term.

The average effective annual rental per square foot at the Avaya Building was $10.19 for 2001, 2000, 1999, and 1998, the first year of occupancy. The occupancy rate at year-end was 100% for 2001, 2000, 1999 and 1998.

IOMEGA BUILDING

On July 1, 1998, Wells Fund X contributed the Iomega Building, a single story warehouse and office building with 108,250 rentable square feet, and was credited with making a capital contribution to the IX-X-XI-REIT Joint Venture in the amount of $5,050,425, which represents the purchase price of $5,025,000 plus acquisition expenses of $25,425 originally paid by Wells Fund X on April 1, 1998.

The building is 100% occupied by Iomega Corporation with a ten year lease term that expires on July 31, 2006. The monthly base rent payable under the lease is $40,000 through November 12, 1999. Beginning on the 40th and 80th months of the lease term, the monthly base rent payable under the lease will be increased to reflect an amount equal to 100% of the increase in the Consumer Price Index (as defined in the lease) during the preceding 40 months, provided, however, that in no event shall the base rent be increased with respect to any one year by more than 6% or by less than 3% per annum, compounded annually, on a cumulative basis from the beginning of the lease term. The lease is a triple net lease, whereby the terms require the tenant to reimburse the IX-X-XI-REIT Joint Venture for certain operating expenses, as defined in the lease, related to the building.

On March 22, 1999, the Fund IX-X-XI-REIT Joint Venture purchased a four-acre tract of vacant land adjacent to the Iomega Building located in Ogden, Utah. The land was purchased at a cost of $212,000, excluding acquisition costs. The funds used to acquire the land and make improvements were funded out of capital contributions made by Wells Fund XI to the Fund IX-X-XI-REIT Joint Venture in the amount of $874,625, which was the total project cost. The site was developed as additional parking and a loading-dock area, including 400 new parking stalls and new site work for truck maneuver space in accordance with the requirements of the tenant and the city of Ogden. The project was completed on July 31, 1999. Iomega Corporation has extended its lease through April 30, 2009 and will pay as additional annual base rent $113,700 commencing May 1, 1999.

The average effective annual rental per square foot at the Iomega Building was $6.22 for 2001 and 2000, $5.18 for 1999, and $4.60 for 1998, the first year of occupancy. The occupancy rate at year-end was 100% for 2001, 2000, 1999 and 1998.

Because of the requirement for fiduciaries of retirement plans subject to ERISA to determine the value of the assets of such retirement plans on an annual basis, the General Partners are required under the Partnership Agreement to report estimated Unit values to the Limited Partners each year in the Partnership's annual Form 10-K. The methodology to be utilized for determining such estimated Unit values under the Partnership Agreement is for the General Partners to estimate the amount a Unit holder would receive if the Partnership's properties were sold at their estimated fair market values as of the end of the Partnership's fiscal year and the proceeds therefrom (without reduction for selling expenses) were distributed to the Limited Partners in liquidation of the Partnership. Utilizing this methodology, the General Partners have estimated Unit valuations, based upon their estimates of property values as of December 31, 2001, to be approximately $8.98 per Class A Unit and $12.97 per Class B Unit, based upon market conditions existing in early December 2001. In connection with these estimated valuations, the General Partners obtained an opinion from David L. Beal Company, an independent MAI appraiser, to the effect that such estimates of value were reasonable; however, due to the inordinate expense involved in obtaining appraisals for all of the Partnership's properties, no actual appraisals were obtained. Accordingly, these estimates should not be viewed as an accurate reflection of the fair market value of the Partnership's properties, nor do they represent the amount of net proceeds which would result from an immediate sale of the Partnership's properties. The valuations performed by the General Partners are estimates only, and are based a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline in the future. Further, as set forth above, no appraisals have or will be obtained. For these reasons, the estimated Unit valuations set forth above should not be relied upon for any purpose other than required ERISA disclosures.

ITEM 3.  LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Limited Partners during 2001.

             (THE REMAINDER OF THIS PAGE IS INTENTINALLY LEFT BLANK)

                                    PART II

ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.

The offering for sale of Units in the Partnership terminated on December 30, 1996, at which time the Partnership had 2,935,931 outstanding Class A Units held by a total of 1,841 Limited Partners and 564,069 outstanding Class B Units held by a total of 257 Limited Partners. As of February 28, 2002, the Partnership had 3,136,429 outstanding Class A Units held by a total of 1,908 Limited Partners and 363,571 outstanding Class B Units held by a total of 211 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Class A Limited Partners are entitled to a distribution from Net Cash From Operations, as defined in the Partnership Agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per Unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to Limited Partners holding Class B Units. Holders of Class A Units will, except in limited circumstances, be allocated none of the Partnership's net loss, depreciation, and amortization deductions. These deductions will be allocated to the Class B Units, until their capital account balances have been reduced to zero. No distributions have been made to the General Partners as of December 31, 2001.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners select to have their cash distributed monthly. Cash distributions made to Class A Limited Partners during 2000 and 2001 were as follows:

             (THE REMAINDER OF THIS PAGE IS INTENTINALLY LEFT BLANK)

                                              Per Class A     Per Class A
                                                  Unit            Unit
Distribution for             Total Cash        Investment       Return of
Quarter Ended               Distributed          Income          Capital
---------------------      -------------      ------------     ----------

March 31, 2000                 $672,619           $0.22            $0.00
June 30, 2000                   692,840            0.23             0.00
September 30, 2000              714,179            0.23             0.00
December 31, 2000               719,081            0.23             0.00
March 31, 2001                  700,078            0.22             0.00
June 30, 2001                   739,232            0.15             0.09
September 30, 2001              738,896            0.15             0.09
December 31, 2001               744,902            0.15             0.09

The partnership's distributions to holders of Class A Units for the fourth quarter ended December 31, 2001 were paid in February 2002 from investment income and a return of capital. No cash distributions were paid to holders of Class B Units in 2001.

ITEM 6.  SELECTED FINANCIAL DATA.

The following sets forth a summary of the selected financial data for the fiscal year ended December 31, 2001, 2000, 1999, 1998 and 1997:


                                          2001            2000            1999            1998            1997
                                       -------------   -------------   -------------   -------------   ------------

Total assets                            $25,871,459     $27,001,398     $27,944,553     $29,211,164     $29,945,898
Total revenues                            1,874,290       1,836,768       1,593,734       1,561,456       1,199,300
Net income                                1,768,474       1,758,676       1,490,331       1,449,955       1,091,766
Net loss allocated to General
  Partners                                        0               0               0               0            (206)
Net income allocated to Class A
  Limited Partners                        1,768,474       2,858,806       2,713,636       2,597,938       1,564,778
Net loss allocated to Class B
  Limited Partners                      $         0     $(1,100,130)    $(1,223,305)    $(1,147,983)    $  (472,806)
Net income per weighted average
  Class A Limited Partner Unit /(1)/    $      0.57     $      0.93     $      0.88     $      0.89     $      0.53
Net loss per weighted average
  Class B Limited Partner Unit /(1)/           0.00           (2.67)          (2.18)          (2.72)          (0.77)
Cash distributions per weighted
  average Class A Limited Partner
  unit: /(1)/
Investment income                              0.67            0.91            0.82            0.89            0.46
Return of capital                       $      0.27     $      0.00     $      0.00     $      0.00     $      0.00


        /(1)/ The weighted average unit is calculated by averaging units over the period they are outstanding during the time units are still being purchased or converted by Limited Partners in the Partnership.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION.

FORWARD-LOOKING STATEMENTS

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

RESULTS OF OPERATIONS

The Partnership commenced active operations on February 24, 1996, when it received and accepted subscriptions for 125,000 units. The offering was terminated on December 30, 1996, at which time the Partnership had sold 2,935,931 Class A Units and 564,069 Class B Units, held by a total of 1,841 and 257 Limited Partners, respectively, for total Limited Partner contributions of $35,000,000. After payment of $1,400,000 in acquisition and advisory fees, payment of $5,254,603 in selling commissions and organization and offering expenses, investment of $13,289,359 in the Fund VIII-Fund IX Joint Venture, and investment of $14,982,434 in the Fund IX-X-XI-REIT Joint Venture, as of December 31, 2001, the Partnership was holding net offering proceeds of $73,507 as reserves or as available for investments in properties.

Gross revenues of the Partnership were $1,874,290, $1,836,768, and $1,593,734 for the years ended December 31, 2001, 2000, and 1999, respectively. The increase in revenues from 1999 to 2000 is attributable primarily to increased earnings from the Fund IX-X-XI-REIT Joint Venture, primarily due to increased revenues at Alstom Power-Knoxville Building as it became fully occupied in 2000, and increased revenues at Iomega Building as it finished its rentable parking area in July 1999, partially offset by decreased equity in income of joint ventures from VIII-IX joint venture as the Partnership decreased its ownership percentage in Quest Building. The increase in revenues from 2000 to 2001 is attributable primarily to decreased property taxes at the Ohmeda Building and increased common area maintenance reimbursement adjustments at the Cirrus Logic Building. Expenses of the Partnership were $105,816, $78,092, and $103,403 for the years December 31, 2001, 2000, and 1999, respectively. Expenses decreased in 2000, as compared to 2001 and 1999, due to the write-off of organizational costs, which were previously capitalized, in accordance with accounting pronouncements ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities" which became effective during the year ended December 31, 1999. As a result, net income of the Partnership was $1,768,474 for the year ended December 31, 2001, $1,758,676 for the year ended December 31, 2000, and $1,490,331 for the year ended December 31, 1999.

The Partnership made cash distributions of investment income and a return of capital to Limited Partners of $0.94, $0.91 and $0.89 per Class A Status Unit for the years ended December 31, 2001, 2000 and 1999, respectively. The General Partners anticipate distributions per unit to Limited Partners holding Class A Units will continue in 2002 at a level at least comparable with 2001 cash distributions on an annual basis. Distributions accrued for the fourth quarter of 2001 to the Limited Partners holding Class A Units were paid in February 2002. No cash distributions were made to Limited Partners holding Class B Units.

Refer to footnotes of audited Financial Statements where a complete summary of operations is disclosed.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's net cash used in operating activities was $101,573 in 2001, $66,145 in 2000, and $94,403 in 1999. The use of net cash in operating activities remains relatively stable for 2001 as compared to 1999. The decrease in use of cash in operating activities in 2000 was primarily due to a decrease in partnership administration expenses. Net cash provided by investing activities was $2,978,785 in 2001, $2,786,972 in 2000, and $2,624,017 in 1999.
The increase of net cash provided by investing activities in 2000 and 2001 was primarily due to increased distributions received from joint ventures and offset by investments of $190,853 and $44,357 in joint ventures made in 1999 and 2000, respectively. Net cash used in financing activities was $2,897,286 in 2001, $2,707,684 in 2000, and $2,753,442 in 1999. The increase in 2001 was primarily due to increases in cash flows generated by properties owned through joint ventures, resulting in an increased distribution rate for the Partnership.

The Partnership expects to continue to meet its short-term liquidity requirements and budget demands generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. Although there is no assurance, the Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources on a level at least consistent with 2001. At this time, given the nature of the joint ventures and properties in which the Partnership has invested, there are no known improvements or renovations to the properties expected to be funded from cash flow from operations.

Since properties are acquired on an all-cash basis, the Partnership has no permanent long-term liquidity requirements.

INFLATION

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases to protect the Partnership from the impact of inflation. Most leases contain common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation.

CRITICAL ACCOUNTING POLICIES

The Partnership's accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements. Below is a discussion of the accounting policies that we consider to be critical in that they may require complex judgment in their application or require estimates about matters, which are inherently uncertain. Additional discussion of accounting policies that we consider to be significant, including further discussion of the critical accounting policies described below, is presented in the notes to the Partnership's financial statements in Item 14(a).

STRAIGHT-LINED RENTAL REVENUES

The Partnership recognizes rental income generated from all leases on real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, on a straight-line basis over the terms of the respective leases. If a tenant was to encounter financial difficulties in future periods, the amount recorded as receivable may not be realized.

OPERATING COST REIMBURSEMENTS

The Partnership generally bills tenants for operating cost reimbursements, either directly or through investments in joint ventures, on a monthly basis at amounts estimated largely based on actual prior period activity and the respective lease terms. Such billings are generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective lease terms. Financial difficulties encountered by tenants may result in receivables not being realized.

REAL ESTATE

Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the asset, estimated at an amount equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of asset and from its eventual disposition, to the carrying value of the asset. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses on real estate assets in 2001, 2000 or 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements of the Registrant and supplementary data are detailed under Item 14 (a) and filed as part of the report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Partnership's accountants or other reportable events during 2001.

                                    PART III

ITEM 10.  GENERAL PARTNERS OF THE PARTNERSHIP

Wells Partners, L.P. The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc. The executive offices of Wells Capital, Inc. are located 6200 The Corners Parkway, Norcross, Georgia 30092.

Leo F. Wells, III. Mr. Wells is a resident of Atlanta, Georgia, is 58 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital, Inc. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as the principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc., all of which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company, and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2001:

           Name of Individual               Capacities in Which Served              Cash
           or Number in Group                Form of Compensation                Compensation
===== =============================  =======================================  =================
Wells Management Company, Inc.        Property Manager-Management and Leasing      $209,345/(1)/
                                      Fees

       /(1)/ These fees are not paid directly by the Partnership, but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees. The Partnership does not own any properties directly. Accordingly, these fees are payable to Wells Management, Inc. by the joint ventures described in Item 1 and represent the Partnership's ownership interest in amounts attributable to the properties owned directly by these joint ventures for services rendered during 2001. Some of these fees were accrued for accounting purposes in 2001, however, were not paid until January 2002.

ITEM    12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2002.

                              Name and Address of         Amount and Nature of
    Title of Class             Beneficial Owner            Beneficial Ownership         Percent of Class
====== ================  ===========================  =============================  ====================
Class A Units            Leo F. Wells, III            2,128.705 Units (IRA, 401(k)    Less than 1%
                                                      and Profit Sharing )
Class B Units            Leo F. Wells, III            26.797 Units (IRA, 401(k) and   Less than 1%
                                                      Profit Sharing )


No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

INTEREST IN PARTNERSHIP CASH FLOW AND NET SALES PROCEEDS

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sales proceeds for the year ended December 31, 2001.

PROPERTY MANAGEMENT AND LEASING FEES.

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lesser of (A) (i) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term (ten or more years) net basis, 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area.

Wells Management Company, Inc. has received $209,345 in total cash compensation for services rendered during the year ended December 31, 2001.

REAL ESTATE COMMISSIONS

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 2001.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

(a)1. The Financial Statements are contained on Pages F-2 through F-24 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 2001.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)    See (a) 2 above.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of March, 2002.

                              Wells Real Estate Fund IX, L.P.
                              (Registrant)

                              By:      /s/Leo F. Wells, III
                                 ----------------------------------------------
                                       Leo F. Wells, III
                                       Individual  General Partner and as
                                       President and Chief Financial  Officer
                                       of Wells Capital, Inc., the General
                                       Partner of Wells Partners, L.P.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

         Signature                 Title                           Date
=========================  ============================  ======================

/s/Leo F. Wells, III       Individual General Partner,        March 21, 2002
------ ------------------
Leo F. Wells, III          President and Sole Director of
                           Wells Capital, Inc., the General
                           Partner of Wells Partners, L.P.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS, WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                            INDEX TO FINANCIAL STATEMENTS

                            Financial Statements                               Page
----------------------------------------------------------------------------- ------
Independent Auditors' Report                                                    F-2

Balance Sheets as of December 31, 2001 and 2000                                 F-3

Statements of Income for the Years Ended December 31, 2001, 2000 and 1999       F-4

Statements of Partners' Capital for the Years Ended December 31, 2001, 2000,
  1999                                                                          F-5

Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999   F-6

Notes to Financial Statements for December 31, 2001, 2000, 1999                 F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Fund IX, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND IX, L.P. (a Georgia public limited partnership) as of December 31, 2001 and 2000 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund IX, L.P. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 25, 2002

                       WELLS REAL ESTATE FUND IX, L.P.

                      (A Georgia Public Limited Partnership)

                              BALANCE SHEETS

                         DECEMBER 31, 2001 AND 2000

                                     ASSETS

                                                                      2001              2000
                                                                 --------------    -------------
INVESTMENT IN JOINT VENTURES                                      $24,980,158       $26,166,688

ACCOUNTS RECEIVABLE                                                         0             1,458

CASH AND CASH EQUIVALENTS                                              95,263           115,337

DUE FROM AFFILIATES                                                   792,318           714,195

DEFERRED PROJECT COSTS                                                  3,720             3,720
                                                                 --------------    -------------
        Total assets                                              $25,871,459       $27,001,398
                                                                 ==============    =============

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
   Accounts payable and accrued expenses                          $     4,726       $     5,853
   Partnership distributions payable                                  744,902           719,081
                                                                 --------------    -------------
            Total liabilities                                         749,628           724,934
                                                                 --------------    -------------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
  Limited partners:
     Class A--3,316,429 units and 3,110,159 units as of
        December 31, 2001 and 2000, respectively                   25,121,831        26,276,464
     Class B--363,571 units and 389,841 units as of December 31,
        2001 and 2000, respectively                                         0                 0
                                                                 --------------    -------------
           Total partners' capital                                 25,121,831        26,276,464
                                                                 --------------    -------------
           Total liabilities and partners' capital                $25,871,459       $27,001,398
                                                                 ==============    =============

          The accompanying notes are an integral part of these balance sheets.

                         WELLS REAL ESTATE FUND IX, L.P.

                         (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                             2001            2000            1999
                                         ------------   -------------   --------------
REVENUES:
  Equity in income of joint ventures         $1,870,378     $ 1,829,216     $ 1,593,734
  Interest income                                 3,912           7,552               0
                                            ------------   -------------   --------------
                                              1,874,290       1,836,768       1,593,734
                                            ------------   -------------   --------------
EXPENSES:
  Partnership administration                     76,598          47,396          60,020
  Legal and accounting                           14,573          18,823          20,897
  Amortization of organization costs                  0               0          12,500
  Computer costs                                 14,645          11,873           9,986
                                            ------------   -------------   --------------
                                                105,816          78,092         103,403
                                            ------------   -------------   --------------
NET INCOME                                   $1,768,474     $ 1,758,676     $ 1,490,331
                                            ============   =============   ==============
NET INCOME ALLOCATED TO CLASS A LIMITED
  PARTNERS                                   $1,768,474     $ 2,858,806     $ 2,713,636
                                            ============   =============   ==============
NET LOSS ALLOCATED TO CLASS B LIMITED
  PARTNERS                                   $        0     $(1,100,130)    $(1,223,305)
                                            ============   =============   ==============
NET INCOME PER WEIGHTED AVERAGE CLASS A
  LIMITED PARTNER UNIT                       $     0.57     $      0.93     $      0.89
                                            ============   =============   ==============
NET LOSS PER WEIGHTED AVERAGE CLASS B
  LIMITED PARTNER UNIT                       $     0.00     $     (2.67)    $     (2.72)
                                            ============   =============   ==============
DISTRIBUTION PER WEIGHTED AVERAGE CLASS A
  LIMITED PARTNER UNIT                       $     0.94     $      0.91     $      0.89
                                            ============   =============   ==============

          The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IX, L.P.

                        (A Georgia Public Limited Partnership)

                      STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                    Limited Partners                             Total
                                  --------------------------------------------------------
                                           Class A                       Class B               Partners'
                                  ----------------------------   -------------------------
                                     Units         Amount          Units        Amount          Capital
                                  -----------   --------------   ----------   ------------   ------------
BALANCE, December 31, 1998         2,989,875     $25,646,950      510,125      $2,879,510     $28,526,460

  Net income (loss)                        0       2,713,636            0      (1,223,305)      1,490,331
  Partnership distributions                0      (2,700,284)           0               0      (2,700,284)
  Class B conversion elections        82,447         454,355      (82,447)       (454,355)              0
                                  -----------   --------------   ----------   ------------   ------------
BALANCE, December 31, 1999         3,072,322      26,114,657      427,678       1,201,850      27,316,507

  Net income (loss)                        0       2,858,806            0      (1,100,130)      1,758,676
  Partnership distributions                0      (2,798,719)           0               0      (2,798,719)
  Class B conversion elections        37,837         101,720      (37,837)       (101,720)              0
                                  -----------   --------------   ----------   ------------   ------------
BALANCE, December 31, 2000         3,110,159      26,276,464      389,841               0      26,276,464

  Net income                               0       1,768,474            0               0       1,768,474
  Partnership distributions                0      (2,923,107)           0               0      (2,923,107)
  Class B conversion elections        26,270               0      (26,270)              0               0
                                  -----------   --------------   ----------   ------------   ------------
BALANCE, December 31, 2001         3,136,429     $25,121,831      363,571      $        0     $25,121,831
                                  ===========   ==============   ==========   ============   ============

          The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IX, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                            2001           2000           1999
                                                                        -------------- -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $ 1,768,474    $ 1,758,676    $ 1,490,331
                                                                        -------------- -------------- --------------
    Adjustments to reconcile net income to net cash used in
       operating activities:
           Equity in income of joint ventures                             (1,870,378)    (1,829,216)    (1,593,734)
           Amortization of organizational costs                                    0              0         12,500
           Changes in assets and liabilities:
              Accounts receivable                                              1,458         (1,458)             0
              Accounts payable and accrued expenses                           (1,127)         5,853         (3,500)
                                                                        -------------- -------------- --------------
                 Total adjustments                                        (1,870,047)    (1,824,821)    (1,584,734)
                                                                        -------------- -------------- --------------
                 Net cash used in operating activities                      (101,573)       (66,145)       (94,403)
                                                                        -------------- -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in joint venture                                                    0        (44,357)      (190,853)
    Distributions received from joint ventures                             2,978,785      2,831,329      2,814,870
                                                                        -------------- -------------- --------------
                 Net cash provided by investing activities                 2,978,785      2,786,972      2,624,017
                                                                        -------------- -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners from accumulated earnings                   (1,989,546)    (2,707,684)    (2,753,442)
    Distributions to partners in excess of accumulated earnings             (907,740)             0              0
                                                                        -------------- -------------- --------------
                 Net cash used in financing activities                    (2,897,286)    (2,707,684)    (2,753,442)
                                                                        -------------- -------------- --------------
NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                                              (20,074)        13,143       (223,828)

CASH AND CASH EQUIVALENTS, beginning of year                                 115,337        102,194        326,022
                                                                        -------------- -------------- --------------
CASH AND CASH EQUIVALENTS, end of year                                   $    95,263    $   115,337    $   102,194
                                                                        ============== ============== ==============

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
    Deferred project costs contributed to joint ventures                 $         0    $     1,765    $     8,136
                                                                        ============== ============== ==============


                          The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND IX, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000, AND 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BUSINESS

     Wells Real Estate Fund IX, L.P. (the "Partnership") is a public limited partnership organized on August 15, 1994 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership. The Partnership began offering units for sale in the beginning of 1996. The Partnership has two classes of limited partnership units. Upon subscription for units, each limited partner must elect whether to have his or her units treated as Class A units or Class B units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

     The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, are currently under development or construction, are newly constructed, or have operating histories. The Partnership owns an interest in the following properties through joint ventures between the Partnership and other Wells Real Estate Funds: (i) an office building in Madison, Wisconsin (the "U.S. Cellular Building"); (ii) an office building in Farmers Branch, Texas (the "AT&T Texas Building"); (iii) a two-story office building in Boulder County, Colorado (the "Cirrus Logic Building"); (iv) a two-story office building in Orange County, California (the "Quest Building," formerly the "Bake Parkway Building"); (v) a three-story office building in Knoxville, Tennessee (the "Alstom Power Building," formerly the "ABB Building"); (vi) a two-story office building in Louisville, Colorado (the "Ohmeda Building"); (vii) a three-story office building in Broomfield, Colorado (the "360 Interlocken Building"); (viii) a one-story office and warehouse building in Ogden, Utah (the "Iomega Building"); and (ix) a one-story office building in Oklahoma City, Oklahoma (the "Avaya Building," formerly the "Lucent Technologies Building").

     USE OF ESTIMATES AND FACTORS AFFECTING THE PARTNERSHIP

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     INCOME TAXES

     The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

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

     DISTRIBUTION OF SALES PROCEEDS

     Upon sales of properties, the net sales proceeds will be distributed in the following order:

         . To limited partners holding units, which at any time have been treated as Class B units, until they receive an amount necessary to equal the net cash available for distribution received by the limited partners holding Class A units

         . To limited partners on a per unit basis until each limited partner has received 100% of his/her net capital contribution, as defined

         . To all limited partners on a per unit basis until they receive a cumulative 10% per annum return on their net capital contribution, as defined

         . To limited partners on a per unit basis until they receive an amount equal to their preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class A units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class B units)

         . To all general partners until they have received 100% of their capital contributions; in the event that limited partners have received aggregate cash distributions from the Partnership over the life of their investment in excess of a return of their net capital contributions plus their preferential limited partner return, then the general partners shall receive an additional sum equal to 25% of such excess

         . Thereafter, 80% to the limited partners on a per unit basis and 20% to the general partners

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

     Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his/her capital account in an amount not to exceed such positive balance, and (c) thereafter to the general partners.

     Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (i) allocations made pursuant to the qualified income offset provisions of the partnership agreement, (ii) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, and (iii) allocations to limited partners holding Class B units in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific Partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

     INVESTMENT IN JOINT VENTURES

         BASIS OF PRESENTATION

         The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, the Partnership's investments in joint ventures are recorded using the equity method of accounting.

         REAL ESTATE ASSETS

         Real estate assets held by the joint ventures are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All ordinary repairs and maintenance expenditures are expensed as incurred.

         Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the joint ventures as of December 31, 2001 or 2000.

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

         DEFERRED LEASE ACQUISITION COSTS

         Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred lease acquisition costs are included in prepaid expenses and other assets, net, in the balance sheets presented in Note 4.

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

     PER UNIT DATA

     Net income (loss) per unit with respect to the Partnership for the years ended December 31, 2001, 2000, and 1999 is computed based on the weighted average number of units outstanding during the period.

     RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.   DEFERRED PROJECT COSTS

     The Partnership paid a percentage of limited partner contributions to Wells Capital, Inc. (the "Company"), the general partner of Wells Partners, for acquisition and advisory services. These payments, as stipulated by the partnership agreement, can be up to 5% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid through December 31, 2001 were $1,390,055 and amounted to 4% of the limited partners' contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the joint venture. Deferred project costs at December 31, 2001 and 2000 represent fees not yet applied to properties.

3.   RELATED-PARTY TRANSACTIONS

     Due from affiliate at December 31, 2001 and 2000 represents the Partnership's share of cash to be distributed from its joint venture investments for the fourth quarters of 2001 and 2000 as follows:

                                                              2001         2000
                                                           ----------- -----------
Fund VIII and IX Associates                                 $412,162    $318,775
Fund IX, X, XI, and REIT Joint Venture                       380,156     395,420
                                                           ----------- -----------
                                                            $792,318    $714,195
                                                           =========== ===========

     The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the general partners. In consideration for supervising the management of the Partnership's properties, the Partnership will generally pay Wells Management management and leasing fees equal to: (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or
     (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

     The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $209,345, $212,225, and $184,427 for the years ended December 31, 2001, 2000, and 1999, respectively.

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

4.   INVESTMENT IN JOINT VENTURES

     The Partnership's investment and percentage ownership in joint ventures at December 31, 2001 and 2000 are summarized as follows:

                                           2001                    2000
                              -------------------------  -----------------------
                                   Amount      Percent      Amount      Percent
                              -------------   ---------  -------------  --------
Fund VIII and IX
  Associates                  $ 11,381,653      45%      $ 12,048,885      45%
Fund IX, X, XI, and REIT
  Joint Venture                 13,598,505      39         14,117,803      39
                             --------------             --------------
                              $ 24,980,158               $ 26,166,688
                             ==============             ==============

     The following is a roll forward of the Partnership's investment in the joint ventures for the years ended December 31, 2001 and 2000:

                                                     2001             2000
                                                 ---------------  -------------
Investment in joint ventures, beginning of year  $ 26,166,688     $ 27,196,918
   Equity in income of joint ventures               1,870,378        1,829,216
   Contributions to joint ventures                          0           46,122
   Distributions from joint ventures               (3,056,908)      (2,905,568)
                                                 ---------------  -------------
Investment in joint ventures, end of year        $ 24,980,158     $ 26,166,688
                                                 ===============  =============

FUND VIII AND IX ASSOCIATES

     On June 10, 1996, the Partnership entered into a joint venture with Wells Real Estate Fund VIII, L.P. ("Wells Fund VIII"). The joint venture, Fund VIII and IX Associates, was formed to acquire, develop, operate, and sell real properties. On June 19, 1996, the joint venture purchased a 7.09-acre parcel of land in Madison, Wisconsin. The parcel was developed and commenced operations as the U.S. Cellular Building in 1997. On October 10, 1996, the joint venture purchased a 40,000-square foot, one-story office building, known as the TCI Building, in Farmers Branch, Texas. On January 10, 1997, the joint venture purchased a 63,417-square foot, two-story office building, known as the Matsushita Building, in Orange County, California. On February 20, 1997, the joint venture purchased a two-story partially completed office building, known as the Cirrus Logic Building, in Boulder County, Colorado. Construction of the 49,460-square foot building was completed and commenced operations in 1997.

     On June 15, 2000, Fund VIII and IX Associates entered into a joint venture with Wells Operating Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. ("Wells REIT"), a Maryland corporation, as its general partner. The joint venture, Fund VIII, IX, and REIT Joint Venture, was formed to acquire, develop, operate, and sell real properties. On July 1, 2000, Fund VIII and IX contributed, at cost, the Quest building (formerly the Matsushita Building) to the joint venture. The Quest Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4-acre tract of land in Irvine, California.

     Following are the financial statements for Fund VIII and IX Associates:

                           Fund VIII and IX Associates
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                     Assets

                                                                           2001              2000
                                                                     ----------------  ---------------
Real estate assets, at cost:
    Land                                                               $  2,503,586      $  2,503,586
    Building and improvements, less accumulated depreciation of
      $4,966,747 in 2001 and $3,907,439 in 2000                          15,552,683        16,611,991
                                                                     ---------------   ---------------
              Total real estate assets                                   18,056,269        19,115,577
Cash and cash equivalents                                                   845,779           826,248
Accounts receivable                                                         827,141           613,445
Due from affiliates                                                         249,982           149,060
Investment in limited partnerships                                        6,341,285         6,835,000
Prepaid expenses and other assets, net                                       98,053           138,558
                                                                     ---------------   ---------------
              Total assets                                             $ 26,418,509      $ 27,677,888
                                                                     ===============   ===============

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                   $    292,194      $    288,369
    Due to affiliates                                                        35,691            29,418
    Partnership distributions payable                                       911,797           705,204
                                                                      ----------------   -------------
              Total liabilities                                           1,239,682         1,022,991
                                                                      ---------------   --------------
Partners' capital:
    Wells Real Estate Fund VIII                                          13,797,174        14,606,012
    Wells Real Estate Fund IX                                            11,381,653        12,048,885
                                                                      ---------------   --------------
              Total partners' capital                                    25,178,827        26,654,897
                                                                      ---------------   --------------
              Total liabilities and partners' capital                  $ 26,418,509      $ 27,677,888
                                                                      ===============   ==============

                           Fund VIII and IX Associates
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                          2001            2000          1999
                                                     --------------  -------------  -------------
Revenues:
    Rental income                                      $ 2,466,165    $ 2,804,167    $ 3,132,925
    Equity in income of joint venture                      477,061        285,006              0
    Interest income                                         21,027         34,741         25,995
    Other income                                            15,847         13,074              0
                                                     --------------  -------------  -------------
                                                         2,980,100      3,136,988      3,158,920
                                                     --------------  -------------  -------------
Expenses:
    Depreciation                                         1,059,308      1,167,145      1,274,978
    Management and leasing fees                            207,656        203,445        216,075
    Property administration expenses                        47,608         47,482         41,708
    Legal and accounting                                    15,133         14,500         15,336
    Operating costs, net of reimbursements                (164,125)       (30,221)       (34,328)
                                                     --------------  -------------  -------------
                                                         1,165,580      1,402,351      1,513,769
                                                     --------------  -------------  -------------
Net income                                             $ 1,814,520    $ 1,734,637    $ 1,645,151
                                                     ==============  =============  =============

Net income allocated to Wells Real Estate Fund VIII    $   994,298    $   950,525    $   901,489
                                                     ==============  =============  =============

Net income allocated to Wells Real Estate Fund IX      $   820,222    $   784,112    $   743,662
                                                     ==============  =============  =============

                           Fund VIII and IX Associates
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                           Wells Real        Wells Real         Total
                                            Estate            Estate           Partners'
                                           Fund VIII          Fund IX          Capital
                                         --------------    --------------    --------------
Balance, December 31, 1998                $ 15,952,307      $ 13,159,479      $ 29,111,786
    Net income                                 901,489           743,662         1,645,151
    Partnership distributions               (1,572,080)       (1,296,849)       (2,868,929)
                                         --------------    --------------    --------------
Balance, December 31, 1999                  15,281,716        12,606,292        27,888,008
    Net income                                 950,525           784,112         1,734,637
    Partnership distributions               (1,626,229)       (1,341,519)       (2,967,748)
                                         --------------    --------------    --------------
Balance, December 31, 2000                  14,606,012        12,048,885        26,654,897
    Net income                                 994,298           820,222         1,814,520
    Partnership distributions               (1,803,136)       (1,487,454)       (3,290,590)
                                         --------------    --------------    --------------
Balance, December 31, 2001                $ 13,797,174      $ 11,381,653      $ 25,178,827
                                         ==============    ==============    ==============

                           Fund VIII and IX Associates
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                 2001           2000            1999
                                                            --------------  -------------    -------------
Cash flows from operating activities:
  Net income                                                  $ 1,814,520    $ 1,734,637      $ 1,645,151
                                                            --------------  -------------    -------------
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Equity in income of joint venture                         (477,061)      (285,006)               0
       Depreciation                                             1,059,308      1,167,145        1,274,978
       Changes in assets and liabilities:
          Accounts receivable                                    (213,696)        78,307         (187,144)
          Prepaid expenses and other assets, net                   40,505         38,165           32,606
          Accounts payable                                          3,825          4,821           94,407
          Due to affiliates                                         6,273         (1,129)           3,920
                                                            --------------  -------------    -------------
            Total adjustments                                     419,154      1,002,303        1,218,767
                                                            --------------  -------------    -------------
            Net cash provided by operating activities           2,233,674      2,736,940        2,863,918
                                                            --------------  -------------    -------------
Cash flows from investing activities:
  Investment in real estate                                             0              0           (3,500)
  Distributions received from joint venture                       869,854        158,835                0
                                                            --------------  -------------    -------------
            Net cash provided by (used in) investing
              activities                                          869,854        158,835           (3,500)
                                                            --------------  -------------    -------------
Cash flows from financing activities:
  Distributions to joint venture partners                      (3,083,997)    (2,936,037)      (2,901,686)
                                                            --------------  -------------    -------------
Net increase (decrease) in cash and cash equivalents               19,531        (40,262)         (41,268)
Cash and cash equivalents, beginning of year                      826,248        866,510          907,778
                                                            --------------  -------------    -------------
Cash and cash equivalents, end of year                        $   845,779    $   826,248      $   866,510
                                                            ==============  =============    =============

Supplemental disclosure of noncash activities:
  Real estate contributed to joint venture                    $         0    $ 6,857,889      $         0
                                                            ==============  =============    =============

FUND VIII, IX, AND REIT JOINT VENTURE

     On June 15, 2000, Fund VIII and IX Associates entered into a joint venture with the Operating Partnership to form the Fund VIII, IX, and REIT Joint Venture for the purpose of acquiring, developing, operating, and selling real properties.

     On July 1, 2000, Fund VIII and IX contributed the Quest Building (formerly the Bake Parkway Building) to the joint venture. Fund VIII, IX, and REIT Joint Venture recorded the net assets of the Quest Building at an amount equal to the respective historical net book values. The Quest Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4-acre trace of land in Irvine, California. During 2000, the Operating Partnership contributed $1,282,111 to the Fund VIII, IX, and REIT Joint Venture. Ownership interests were recomputed accordingly.

     Following are the financial statements for Fund VIII, IX, and REIT Joint
     Venture:

                      Fund VIII, IX, and REIT Joint Venture
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                     Assets

                                                                           2001            2000
                                                                      --------------  --------------
Real estate assets, at cost:
  Land                                                                  $ 2,220,993     $ 2,220,993
  Building and improvements, less accumulated depreciation of
    $649,436 in 2001 and $187,891 in 2000                                 4,952,724       5,408,892
                                                                      --------------  --------------
         Total real estate assets                                         7,173,717       7,629,885
Cash and cash equivalents                                                   297,533         170,664
Accounts receivable                                                         164,835         197,802
Prepaid expenses and other assets, net                                      191,799         283,864
                                                                      --------------  --------------
         Total assets                                                   $ 7,827,884     $ 8,282,215
                                                                      ==============  ==============

                        Liabilities and Partners' Capital

Liabilities:
   Accounts payable                                                     $        676    $          0
   Partnership distributions payable                                         296,856         170,664
                                                                      --------------  --------------
           Total liabilities                                                 297,532         170,664
                                                                      --------------  --------------
Partners' capital:
   Fund VIII and IX Associates                                             6,341,285       6,835,000
   Wells Operating Partnership, L.P.                                       1,189,067       1,276,551
                                                                      --------------  --------------
           Total partners' capital                                         7,530,352       8,111,551
                                                                      --------------  --------------
           Total liabilities and partners' capital                      $  7,827,884    $  8,282,215
                                                                      ==============  ==============

                      FUND VIII, IX, AND REIT JOINT VENTURE
                            (A GEORGIA JOINT VENTURE)
                              STATEMENTS OF INCOME
                    FOR THE YEAR ENDED DECEMBER 31, 2001 AND
                THE PERIOD FROM JUNE 15, 2000 (INCEPTION) THROUGH
                                DECEMBER 31, 2000

                                                              2001           2000
                                                           ------------    ----------
Revenues:
    Rental income                                           $1,207,995      $563,049
    Interest income                                                729             0
                                                           ------------    ----------
                                                             1,208,724       563,049
                                                           ------------    ----------
Expenses:
    Depreciation                                               461,545       187,891
    Management and leasing fees                                142,735        54,395
    Property administration expenses                            22,278         5,692
    Operating costs, net of reimbursements                      15,326         5,178
                                                           ------------    ----------
                                                               641,884       253,156
                                                           ------------    ----------
Net income                                                  $  566,840      $309,893
                                                           ============    ==========

Net income allocated to Fund VIII and IX Associates         $  477,061      $285,006
                                                           ============    ==========

Net income allocated to Wells Operating Partnership, L.P.   $   89,779      $ 24,887
                                                           ============    ==========

                      FUND VIII, IX, AND REIT JOINT VENTURE
                            (A GEORGIA JOINT VENTURE)
                         STATEMENTS OF PARTNERS' CAPITAL
                    FOR THE YEAR ENDED DECEMBER 31, 2001 AND
                THE PERIOD FROM JUNE 15, 2000 (INCEPTION) THROUGH
                                DECEMBER 31, 2000

                                      Fund VIII         Wells              Total
                                       and IX         Operating           Partners'
                                     Associates    Partnership, L.P.       Capital
                                    -------------  ------------------  -------------
Balance, June 15, 2000 (inception)   $        0         $        0       $        0
    Net income                          285,006             24,887          309,893
    Partnership contributions         6,857,889          1,282,111        8,140,000
    Partnership distributions          (307,895)           (30,447)        (338,342)
                                    -------------  ------------------  -------------
Balance, December 31, 2000            6,835,000          1,276,551        8,111,551
    Net income                          477,061             89,779          566,840
    Partnership contributions                 0              5,377            5,377
    Partnership distributions          (970,776)          (182,640)      (1,153,416)
                                    -------------  ------------------  -------------
Balance, December 31, 2001           $6,341,285         $1,189,067       $7,530,352
                                    =============  ==================  =============

                      FUND VIII, IX, AND REIT JOINT VENTURE
                            (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 2001 AND
                THE PERIOD FROM JUNE 15, 2000 (INCEPTION) THROUGH
                                DECEMBER 31, 2000

                                                                         2001             2000
                                                                      -------------   -------------
Cash flows from operating activities:
    Net income                                                         $  566,840      $  309,893
                                                                      -------------   -------------
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                     461,545         187,891
         Changes in assets and liabilities:
           Accounts receivable                                             32,967        (197,802)
           Prepaid expenses and other assets, net                          92,065        (283,864)
           Accounts payable                                                   676               0
                                                                      -------------   -------------
              Total adjustments                                           587,253        (293,775)
                                                                      -------------   -------------
              Net cash provided by operating activities                 1,154,093          16,118
                                                                      -------------   -------------
Cash flows from investing activities:
    Investment in real estate                                              (5,377)       (959,887)
                                                                      -------------   -------------
Cash flows from financing activities:
    Contributions from joint venture partners                               5,377       1,282,111
    Distributions to joint venture partners                            (1,027,224)       (167,678)
                                                                      -------------   -------------
                 Net cash (used in) provided by financing activities   (1,021,847)      1,114,433
                                                                      -------------   -------------
Net increase in cash and cash equivalents                                 126,869         170,664
Cash and cash equivalents, beginning of period                            170,664               0
                                                                      -------------   -------------
Cash and cash equivalents, end of year                                 $  297,533      $  170,664
                                                                      =============   =============

Supplemental disclosure of noncash activities:
    Real estate contribution received from joint venture partner       $        0      $6,857,889
                                                                      =============   =============

FUND IX, X, XI, AND REIT JOINT VENTURE

On March 20, 1997, the Partnership entered into a joint venture agreement with Wells Real Estate Fund X, L.P. ("Wells Fund X"). The joint venture, Fund IX and X Associates, was formed to acquire, develop, operate, and sell real properties. On March 20, 1997, the Partnership contributed a 5.62-acre tract of real property in Knoxville, Tennessee, and improvements thereon, known as the Alstom Power Building, to the Fund IX and X Associates joint venture. An 84,404-square foot, three-story office building was constructed and commenced operations at the end of 1997.

On February 13, 1998, the joint venture purchased a two-story office building, known as the Ohmeda Building, in Louisville, Colorado. On March 20, 1998, the joint venture purchased a three-story office building, known as the 360 Interlocken Building, in Broomfield, Colorado. On June 11, 1998, Fund IX and X Associates was amended and restated to admit Wells Real Estate Fund XI, L.P. and the Operating Partnership. The joint venture was renamed Fund IX, X, XI, and REIT Joint Venture. On June 24, 1998, the new joint venture purchased a one-story office building, known as the Avaya Building, in Oklahoma City, Oklahoma. On April 1, 1998, Wells Fund X purchased a one-story office and warehouse building, known as the Iomega Building, in Ogden, Utah. On July 1, 1998, Wells Fund X contributed the Iomega Building to Fund IX, X, XI, and REIT Joint Venture.

During 1999, the Partnership and Wells Real Estate Fund XI, L.P. made additional capital contributions to the Fund IX, X, XI, and REIT Joint Venture; during 2000, the Partnership and Wells Fund X made additional capital contributions to the Fund IX, X, XI, and REIT Joint Venture. Ownership interests were recomputed accordingly.

Following are the financial statements for the Fund IX, X, XI, and REIT Joint
Venture:

                   THE FUND IX, X, XI, AND REIT JOINT VENTURE
                            (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 and 2000

                                     Assets

                                                                                2001           2000
                                                                          ---------------  --------------
Real estate assets, at cost:
    Land                                                                    $   6,698,020   $  6,698,020
    Building and improvements, less accumulated depreciation of
       $5,619,744 in 2001 and $4,203,502 in 2000                               27,178,526     28,594,768
                                                                            --------------  -------------
              Total real estate assets, net                                    33,876,546     35,292,788
Cash and cash equivalents                                                       1,555,917      1,500,044
Accounts receivable                                                               596,050        422,243
Prepaid expenses and other assets, net                                            439,002        487,276
                                                                            --------------  -------------
              Total assets                                                  $  36,467,515   $ 37,702,351
                                                                            ==============  =============

                                   Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued liabilities                                 $     620,907   $    568,517
   Refundable security deposits                                                   100,336         99,279
   Due to affiliates                                                               13,238          9,595
   Partnership distributions payable                                              966,912        931,151
                                                                            --------------  -------------
             Total liabilities                                                  1,701,393      1,608,542
                                                                            --------------  -------------
Partners' capital:
   Wells Real Estate Fund IX                                                   13,598,505     14,117,803
   Wells Real Estate Fund X                                                    16,803,586     17,445,277
   Wells Real Estate Fund XI                                                    3,073,671      3,191,093
   Wells Operating Partnership, L.P.                                            1,290,360      1,339,636
                                                                            --------------  -------------
           Total partners' capital                                             34,766,122     36,093,809
                                                                            --------------  -------------
           Total liabilities and partners' capital                          $  36,467,515   $ 37,702,351
                                                                            ==============  =============

                   The Fund IX, X, XI, and REIT Joint Venture
                          (A Georgia Joint Venture)
                            Statements of Income
           for the Years Ended December 31, 2001, 2000, and 1999

                                                               2001             2000            1999
                                                          --------------    ------------    -------------
Revenues:
  Rental income                                             $4,174,379       $4,198,388      $3,932,962
  Other income                                                 119,828          116,129          61,312
  Interest income                                               50,002           73,676          58,768
                                                          --------------    ------------    -------------
                                                             4,344,209        4,388,193       4,053,042
                                                          --------------    ------------    -------------
Expenses:
  Depreciation                                               1,416,242        1,411,434       1,538,912
  Management and leasing fees                                  357,761          362,774         286,139
  Operating costs, net of reimbursements                      (232,601)        (133,505)        (34,684)
  Property administration expense                               91,747           57,924          59,886
  Legal and accounting                                          26,223           20,423          30,545
                                                          --------------    ------------    -------------
                                                             1,659,372        1,719,050       1,880,798
                                                          --------------    ------------    -------------
Net income                                                  $2,684,837       $2,669,143      $2,172,244
                                                          ==============    ============    =============

Net income allocated to Wells Real Estate Fund IX           $1,050,156       $1,045,094      $  850,072
                                                          ==============    ============    =============
Net income allocated to Wells Real Estate Fund X            $1,297,665       $1,288,629      $1,056,316
                                                          ==============    ============    =============
Net income allocated to Wells Real Estate Fund XI           $  237,367       $  236,243      $  184,355
                                                          ==============    ============    =============
Net income allocated to Wells Operating Partnership, L.P.   $   99,649       $   99,177      $   81,501
                                                          ==============    ============    =============

                   The Fund IX, X, XI, and REIT Joint Venture
                          (A Georgia Joint Venture)
                       Statements of Partners' Capital
          for the Years Ended December 31, 2001, 2000, and 1999

                                                                                Wells
                                   Wells Real     Wells Real    Wells Real    Operating        Total
                                    Estate         Estate        Estate      Partnership,    Partners'
                                   Fund IX        Fund X        Fund XI          L.P.         Capital
                                -------------  -------------  ------------  -------------  -------------
Balance, December 31, 1998       $14,960,100    $18,707,139    $2,521,003    $1,443,378     $37,631,620
   Net income                        850,072      1,056,316       184,355        81,501       2,172,244
   Partnership contributions         198,989              0       911,027             0       1,110,016
   Partnership distributions      (1,418,535)    (1,762,586)     (307,982)     (135,995)     (3,625,098)
                                -------------  -------------  ------------  -------------  -------------
Balance, December 31, 1999        14,590,626     18,000,869     3,308,403     1,388,884      37,288,782
   Net income                      1,045,094      1,288,629       236,243        99,177       2,669,143
   Partnership contributions          46,122         84,317             0             0         130,439
   Partnership distributions      (1,564,039)    (1,928,538)     (353,553)     (148,425)     (3,994,555)
                                -------------  -------------  ------------  -------------  -------------
Balance, December 31, 2000        14,117,803     17,445,277     3,191,093     1,339,636      36,093,809
   Net income                      1,050,156      1,297,665       237,367        99,649       2,684,837
   Partnership distributions      (1,569,454)    (1,939,356)     (354,789)     (148,925)     (4,012,524)
                                -------------  -------------  ------------  -------------  -------------
Balance, December 31, 2001       $13,598,505    $16,803,586    $3,073,671    $1,290,360     $34,766,122
                                =============  =============  ============  =============  =============

                     The Fund IX, X, XI, and REIT Joint Venture
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
             for the Years Ended December 31, 2001, 2000, and 1999

                                                                        2001             2000            1999
                                                                    -------------    ------------    -------------
Cash flows from operating activities:
  Net income                                                         $2,684,837       $2,669,143      $2,172,244
                                                                    -------------    ------------    -------------
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                  1,416,242        1,411,434       1,538,912
        Changes in assets and liabilities:
          Accounts receivable                                          (173,807)         132,722        (421,708)
          Prepaid expenses and other assets, net                         48,274           39,133         (85,281)
          Accounts payable and accrued liabilities,
            and refundable security deposits                             53,447          (37,118)        295,177
          Due to affiliates                                               3,643            3,216           1,973
                                                                    -------------    ------------    -------------
            Total adjustments                                         1,347,799        1,549,387       1,329,073
                                                                    -------------    ------------    -------------
            Net cash provided by operating activities                 4,032,636        4,218,530       3,501,317
                                                                    -------------    ------------    -------------
Cash flows from investing activities:
  Investment in real estate                                                   0         (127,661)       (930,401)
                                                                    -------------    ------------    -------------
Cash flows from financing activities:
  Distributions to joint venture partners                            (3,976,763)      (3,868,138)     (3,820,491)
  Contributions received from partners                                        0          130,439       1,066,992
                                                                    -------------    ------------    -------------
            Net cash used in financing activities                    (3,976,763)      (3,737,699)     (2,753,499)
                                                                    -------------    ------------    -------------
Net increase (decrease) in cash and cash equivalents                     55,873          353,170        (182,583)
Cash and cash equivalents, beginning of year                          1,500,044        1,146,874       1,329,457
                                                                    -------------    ------------    -------------
Cash and cash equivalents, end of year                               $1,555,917       $1,500,044      $1,146,874
                                                                    =============    ============    =============

Supplemental disclosure of noncash activities:
  Deferred project costs contributed to joint venture                $        0       $        0      $   43,024
                                                                    =============    ============    =============

5.   INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

     The Partnership's income tax basis net income for the years ended December 31, 2001, 2000, and 1999 is calculated as follows:

                                                             2001             2000            1999
                                                         ------------    -------------    -------------
Financial statement net income                            $1,768,474       $1,758,676      $1,490,331
Increase (decrease) in net income resulting from:
   Depreciation expense for financial reporting
     purposes in excess of amounts for income tax
     purposes                                                578,079          524,227         521,336
   Rental income accrued for financial reporting
     purposes in excess of amounts for income tax
     purposes                                                (99,340)        (136,558)        (89,669)
   Expenses deductible when paid for income tax
     purposes, accrued for financial reporting
     purposes                                                  4,261              749           2,544
   Expenses capitalized for income tax purposes,
     deducted for financial reporting purposes                     0                0               0
                                                         ------------    -------------    -------------
Income tax basis net income                               $2,251,474       $2,147,094      $1,924,542
                                                         ============    =============    =============

     The Partnership's income tax basis partners' capital at December 31, 2001, 2000, and 1999 is computed as follows:

                                                              2001              2000              1999
                                                         --------------    --------------    ---------------
Financial statement partners' capital                      $25,121,831       $26,276,464       $27,316,507
Increase (decrease) in partners' capital resulting
   from:
      Depreciation expense for financial reporting
        purposes in excess of amounts for income
        tax purposes                                         2,344,436         1,766,357         1,242,130
      Capitalization of syndication costs for income
        tax purposes, which are accounted for as
        cost of capital for financial reporting
        purposes                                             5,223,360         5,223,360         5,223,360
      Accumulated rental income accrued for
        financial reporting purposes in excess of
        amounts for income tax purposes                       (616,803)         (517,463)         (380,905)
      Accumulated expenses deductible when paid
        for income tax purposes, accrued for
        financial reporting purposes                            21,761            17,500            16,751
      Accumulated expenses capitalized for income
        tax purposes, deducted for financial
        reporting purposes                                      10,145            10,145            10,145
      Partnership's distributions payable                      744,902           719,081           628,046
                                                         --------------    --------------    ---------------
Income tax basis partners' capital                         $32,849,632       $33,495,444       $34,056,034
                                                         ==============    ==============    ===============

                                      F-21

6.   RENTAL INCOME

     The future minimum rental income due from the Partnership's respective ownership interest in the joint ventures under noncancelable operating leases at December 31, 2001 is as follows:

Year ending December 31:
    2002                                                          $  3,184,542
    2003                                                             3,054,975
    2004                                                             2,558,935
    2005                                                             2,120,947
    2006                                                             2,087,267
Thereafter                                                           4,384,502
                                                                 --------------
                                                                  $ 17,391,168
                                                                 ==============

     Four tenants contributed approximately 14%, 13%, 12%, and 12% of rental income. In addition, five tenants will contribute approximately 22%, 17%, 15%, 13%, and 10% of future minimum rental income.

     The future minimum rental income due Fund VIII and IX Associates under noncancelable operating leases at December 31, 2001 is as follows:

Year ending December 31:
    2002                                                          $  2,804,162
    2003                                                             2,544,616
    2004                                                             2,544,616
    2005                                                             2,544,616
    2006                                                             2,556,283
Thereafter                                                           7,058,967
                                                                 --------------
                                                                  $ 20,053,260
                                                                 ==============

     Four tenants contributed 37%, 27%, 18%, and 13% of rental income. In addition, three tenants will contribute approximately 40%, 27%, and 22% of future minimum rental income.

     Future minimum rental income due from Fund VIII, IX, and REIT Joint Venture under noncancelable operating leases at December 31, 2001 is as follows:

Year ending December 31:
    2002                                                          $  1,287,119
    2003                                                             1,287,119
    2004                                                               107,260
    2005                                                                     0
    2006                                                                     0
Thereafter                                                                   0
                                                                 --------------
                                                                  $  2,681,498
                                                                 ==============

     One tenant contributed 100% of rental income for the year ended December 31, 2001. In addition, one tenant will contribute 100% of future minimum rental income.

     The future minimum rental income due Fund IX, X, XI, and REIT Joint Venture under noncancelable operating leases at December 31, 2001 is as follows:

Year ending December 31:
    2002                                                          $  3,648,769
    2003                                                             3,617,432
    2004                                                             3,498,472
    2005                                                             2,482,815
    2006                                                             2,383,190
Thereafter                                                           3,053,321
                                                                 --------------
                                                                  $ 18,683,999
                                                                 ==============

     Four tenants contributed 26%, 23%, 13%, and 13% of rental income. In addition, four tenants will contribute 38%, 21%, 20%, and 17% of future minimum rental income.

7.   QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2001 and 2000:

                                                                 2001 Quarters Ended
                                             --------------------------------------------------------------
                                              March 31        June 30       September 30       December 31
                                             ----------      ---------     --------------     -------------
Revenues                                      $418,470       $483,160         $481,642           $491,018
Net income                                     397,990        452,885          450,932            466,667
Net income allocated to Class A limited
  partners                                     397,990        452,885          450,932            466,667
Net income per weighted average Class A
  limited partner unit (a)                    $   0.13       $   0.15         $   0.15           $   0.15
Distribution per weighted average Class A
  limited partner unit                            0.23           0.24             0.24               0.23

    (a) The totals of the four quarterly amounts for the year ended December 31, 2001 do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.

                                                                 2000 Quarters Ended
                                             --------------------------------------------------------------
                                              March 31        June 30       September 30       December 31
                                             ----------      ---------     --------------     -------------
Revenues                                      $461,867       $462,850         $ 455,304          $ 456,747
Net income                                     437,592        436,218           444,468            440,398
Net income allocated to Class A limited
  partners                                     729,214        731,164           711,473            686,955
Net loss allocated to Class B limited
  partners                                    (291,622)      (294,496)         (267,005)          (247,007)
Net income per weighted average Class A
  limited partner unit                        $   0.24       $   0.24         $    0.23          $    0.22
Net loss per weighted average Class B
  limited partner unit (a)                       (0.71)         (0.72)            (0.65)             (0.60)
Distribution per weighted average Class A
  limited partner unit                            0.22           0.23              0.23               0.23

    (a) The totals of the four quarterly amounts for the year ended December 31, 2000 do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.

8.   COMMITMENTS AND CONTINGENCIES

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or Wells Partners. In the normal course of business, the Partnership or Wells Partners may become subject to such litigation or claims.

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
