Form 10-Q
period 2002-03-31
WELLS REAL ESTATE FUND IX LP
filed 2002-05-14
CIK 929921

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended               March 31, 2002                   or
                                  -------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  _____________________ to _______________________

Commission file number                            0-22039
                        ________________________________________________________

                         Wells real estate Fund IX, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Georgia                                       58-2126622
--------------------------------------------------    --------------------------
     (State or other jurisdiction                          (I.R.S. Employer
   of incorporation or organization)                     Identification Number)

   6200 The Corners Pkwy., Norcross, Georgia                   30092
--------------------------------------------------    --------------------------
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code        (770) 449-7800
                                                      --------------------------

________________________________________________________________________________
 (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes     X                        No _________
              -------

                                    FORM 10-Q

                         WELLS REAL ESTATE FUND IX, L.P.

                     (A Georgia Public Limited Partnership)

                                      INDEX

                                                                                           Page No.
                                                                                           --------
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Balance Sheets--March 31, 2002 and December 31, 2001                                 3

         Statements of Income for the Three Months Ended March 31, 2002
         and 2001                                                                             4

         Statements of Partners' Capital for the Year Ended December 31, 2001
         and the Three Months Ended March 31, 2002                                            5

         Statements of Cash Flows for the Three Months Ended March 31, 2002
         and 2001                                                                             6

         Condensed Notes to Financial Statements                                              7

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                          10

PART II. OTHER INFORMATION                                                                   14

                         WELLS REAL ESTATE FUND IX, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                                                                         March 31,            December 31,
                                                                           2002                  2001
                                                                        -----------           ------------
ASSETS:
    Investments in joint ventures                                       $24,682,635           $24,980,158
    Cash and cash equivalents                                               121,261                95,263
    Due from affiliates                                                     684,395               792,318
    Deferred project costs                                                    3,720                 3,720
                                                                        -----------           -----------
                 Total assets                                           $25,492,011           $25,871,459
                                                                        ===========           ===========

LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
    Accounts payable                                                    $     5,142           $     4,726
    Partnership distribution payable                                        706,487               744,902
                                                                        -----------           -----------
                 Total liabilities                                          711,629               749,628
                                                                        -----------           -----------

Partners' capital:
    Limited partners:
       Class A -- 3,139,929 units and 3,136,429 units as of
           March 31, 2002 and December 31, 2001, respectively            24,780,382            25,121,831
       Class B -- 360,071 units and 363,571 units as of March 31,
           2002 and December 31, 2001, respectively                               0                     0
                                                                        -----------           -----------
                 Total partners' capital                                 24,780,382            25,121,831
                                                                        -----------           -----------
                 Total liabilities and partners' capital                $25,492,011           $25,871,459
                                                                        ===========           ===========

      The accompanying notes are an integral part of these balance sheets.

                         WELLS REAL ESTATE FUND IX, L.P.

                     (A Georgia Public Limited Partnership)


                              STATEMENTS OF INCOME


                                                                                Three Months Ended
                                                                            ---------------------------
                                                                             March 31,        March 31,
                                                                                2002            2001
                                                                            ----------       ----------
REVENUES:
    Equity in income of joint ventures (Note 2)                              $386,872          $416,384
    Interest income                                                             1,277             2,086
                                                                            ---------         ---------
                                                                              388,149           418,470
                                                                            ---------         ---------
EXPENSES:
    Partnership administration                                                 10,396             9,738
    Legal and accounting fees                                                  10,521             9,542
    Computer costs                                                              2,194             1,200
                                                                            ---------         ---------
                                                                               23,111            20,480
                                                                            ---------         ---------
NET INCOME                                                                   $365,038          $397,990
                                                                            =========         =========


NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                             $365,038          $397,990
                                                                            =========         =========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                               $      0          $      0
                                                                            =========         =========

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT                 $   0.12          $   0.13
                                                                            =========         =========

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT                   $   0.00          $   0.00
                                                                            =========         =========

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT          $   0.23          $   0.23
                                                                            =========         =========

        The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND IX, L.P.

                     (A Georgia Public Limited Partnership)


                         STATEMENTS OF PARTNERS' CAPITAL

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                    AND THE THREE MONTHS ENDED MARCH 31, 2002



                                                           Limited Partners
                                        --------------------------------------------------
                                                  Class A                  Class B             Total
                                        --------------------------  ----------------------   Partners'
                                           Units         Amounts      Units       Amounts     Capital
                                        -----------    -----------  ---------   ----------  -----------
BALANCE, December 31, 2000                3,110,159    $26,276,464    389,841   $        0  $26,276,464

   Net income                                     0      1,768,474          0            0    1,768,474
   Partnership distributions                      0     (2,923,107)         0            0   (2,923,107)
   Class B conversion elections              26,270              0    (26,270)           0            0
                                        -----------    -----------  ---------   ----------  -----------
BALANCE, December 31, 2001                3,136,429     25,121,831    363,571            0   25,121,831

   Net income                                     0        365,038          0            0      365,038
   Partnership distributions                      0       (706,487)         0            0     (706,487)
   Class B conversion elections               3,500              0     (3,500)           0            0
                                        -----------    -----------  ---------   ----------  -----------
BALANCE, March 31, 2002                   3,139,929    $24,780,382    360,071    $       0  $24,780,382
                                        ===========    ===========  =========   ==========  ===========

        The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND IX, L.P.

                     (A Georgia Public Limited Partnership)

                             STATEMENT OF CASH FLOWS

                                                                                      Three Months Ended
                                                                           --------------------------------------
                                                                                March 31,            March 31,
                                                                                  2002                 2001
                                                                           -----------------     ----------------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income                                                                $ 365,038            $ 397,990
    Adjustments to reconcile net income to net cash used in operating activities:
          Equity in income of joint ventures                                   (386,872)            (416,384)
          Changes in assets and liabilities:
                Accounts receivable                                                   0                  (92)
                Accounts payable                                                    416               (2,000)
                                                                           -----------------     ----------------
                  Net cash used in operating activities                         (21,418)             (20,486)
                                                                           -----------------     ----------------
 CASH FLOW FROM INVESTING ACTIVITIES:
    Distributions received from joint ventures                                  792,318              714,196
                                                                           -----------------     ----------------
 CASH FLOW FROM FINANCING ACTIVITIES:
    Distributions to partners                                                  (744,902)            (719,079)
                                                                           -----------------     ----------------
 NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                                  25,998              (25,369)

 CASH AND CASH EQUIVALENTS, beginning of year                                    95,263              115,337
                                                                           -----------------     ----------------
 CASH AND CASH EQUIVALENTS, end of period                                     $ 121,261            $  89,968
                                                                           =================     ================

        The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND IX, L.P.

                     (A Georgia Public Limited Partnership)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Organization and Business

     Wells Real Estate Fund IX, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership, serving as its General Partners. The Partnership was formed on August 15, 1994 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

     On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units pursuant to a Registration Statement filed on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996 upon receiving and accepting subscriptions for 125,000 units and collecting aggregate gross offering proceeds of $2,500,000, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. The offering was terminated on December 30, 1996 at which time the Partnership had sold approximately 2,935,931 Class A Units and 564,069 Class B Units held by a total of 1,841 and 257 Class A and Class B Limited Partners, respectively, for total limited partner capital contributions of $35,000,000. After payments of $1,400,000 in acquisition and advisory fees and acquisition expenses and $5,254,700 in selling commissions and organization and offering expenses, an investment of $13,289,359 in Fund VIII and Fund IX Associates and an investment of $14,982,434 in the Fund IX-X-XI-REIT Associates, the Partnership held net offering proceeds of $73,507 as of March 31, 2002, which is available for investment in properties.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

     The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of March 31, 2002, the Partnership owned interests in the following 9 properties through the affiliated joint ventures listed below:

     -------------------------------------------------------------------------------------------------------------------------

                 Joint Venture                       Joint Venture Partners                        Properties
                 -------------                       ----------------------                        ----------
     -------------------------------------------------------------------------------------------------------------------------
     Fund VIII and Fund IX Associates        - Wells Real Estate Fund VIII, L.P.     1.  US Cellular Building
                                             - Wells Real Estate Fund IX,  L.P.           A four-story office building
                                                                                          located  in Madison, Wisconsin

                                                                                     2.  AT&T-Texas Building
                                                                                          A one-story office building in
                                                                                          Farmer's Branch, Texas

                                                                                     3.  Cirrus Logic Building
                                                                                          A two-story office building in
                                                                                          Boulder County, Colorado

     -------------------------------------------------------------------------------------------------------------------------
     Fund VIII-IX-REIT Associates            - Wells Real Estate Fund VIII, L.P.     4.  Quest Building**
                                             - Wells Real Estate Fund IX, L.P.            A two-story office building
                                             - Wells Operating Partnership, L.P.*         located in Irvine, California

    -------------------------------------------------------------------------------------------------------------------------
     Fund IX-X-XI-REIT Associates            - Wells Real Estate Fund IX, L.P.       5.  Alstom Power-Knoxville Building
                                             - Wells Real Estate Fund X, L.P.             A three-story office building in
                                             - Wells Real Estate Fund XI, L.P.            Knoxville, Tennessee
                                             - Wells Operating Partnership, L.P.*
                                                                                     6.  360 Interlocken Building
                                                                                          A three-story office building
                                                                                          located in Boulder County, Colorado

                                                                                     7.  Avaya Building
                                                                                          A one-story office building
                                                                                          located in Oklahoma City, Oklahoma

                                                                                     8.  Iomega Building
                                                                                          A single-story warehouse and
                                                                                          office building located in Ogden,
                                                                                          Weber County, Utah

                                                                                     9. Ohmeda Building
                                                                                          A two-story office building
                                                                                          located in Louisville, Boulder
                                                                                          County, Colorado
     -------------------------------------------------------------------------------------------------------------------------

     * Wells Operating Partnership, L.P. is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. ("Wells REIT") serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

     ** The Quest Building was owned by Fund VIII-Fund IX Associates through June 30, 2000 and transferred to Fund VIII-IX-REIT Associates on July 1, 2001.

     Each of the aforementioned properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership Form 10-K for the year ended December 31, 2001.

     (b) Basis of Presentation

     The financial statements of the Partnership have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The quarterly statements included herein have not been examined by independent accountants. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for these periods. Interim results for 2002 are not necessarily indicative of results for the year. For further information, refer to the financial statements and footnotes included in the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

     (c) Distributions of Net Cash From Operations

     As defined by the partnership agreement, cash available for distributions is distributed quarterly on a cumulative non-compounded basis to the limited partners as follows:

         . First, to all Class A limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective adjusted capital contributions, as defined.

         . Second, to the General Partners until each general partner has received distributions equal to 10% of the total distributions declared by the Partnership per annum.

         . Third, to the Class A limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

     No distributions will be made to the limited partners holding Class B units.


2.   INVESTMENT IN JOINT VENTURES

     (a) Basis of Presentation

     The Partnership owned interests in nine properties as of March 31, 2002 through its ownership in the joint ventures described in Note 1. The Partnership does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. For further information regarding investments in joint ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

     (b) Summary of Operations

     The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership held ownership interests as of March 31, 2002 and 2001, respectively.

                                                                                                 Partnership's
                                         Total Revenues                 Net Income            Share of Net Income
                                 --------------------------------------------------------------------------------------
                                      Three Months Ended          Three Months Ended          Three Months Ended
                                 --------------------------------------------------------------------------------------
                                    March 31,      March 31,     March 31,    March 31,      March 31,     March 31,
                                      2002            2001         2002          2001          2002           2001
                                 --------------------------------------------------------------------------------------
     Fund IX-X-XI-REIT
      Associates                    $1,071,206    $1,073,094    $  554,268   $  638,435   $  216,798   $  249,720
     Fund VIII and Fund IX
     Associates                        758,192*      705,852*      376,242      368,699      170,074      166,664
                                 --------------------------------------------------------------------------------------
                                    $1,829,398    $1,778,946    $  930,510   $1,007,134   $  386,872   $  416,384
                                 ======================================================================================

                                                                                                  Partnership's
                                        Total Revenues                 Net Income              Share of Net Incom
                                ---------------------------------------------------------------------------------------
                                      Three Months Ended           Three Months Ended           Three Months Ended
                                ---------------------------------------------------------------------------------------
                                   March 31,     March 31,      March 31,     March 31,      March 31,     March 31,
                                     2002           2001          2002           2001          2002           2001
                                ---------------------------------------------------------------------------------------
      Fund VIII-IX-REIT
          Associates                $301,999       $267,385      $160,696       $105,033       $74,145      $48,462
                                =======================================================================================

   * The Partnership's share of income earned from its investment in Fund VIII-IX-REIT Associates is recorded by Fund VIII-IX Associates as equity in income of joint ventures, which is classified as revenue

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, SFAS No. 141, "Business Combinations" (effective beginning July 1, 2001) and SFAS 142, "Goodwill and Other Intangible Assets" (effective beginning January 1, 2002) were issued. SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized and, instead, will be subject to periodic impairment testing. We believe that the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant impact on our financial statements.

     In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective beginning January 1, 2003) and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective beginning January 1, 2002) were issued. SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 143 and SFAS No. 144 will not have a significant impact on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION.

     The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

     (a) Forward-Looking Statements

     This Report contains forward-looking statements within the meaning of
     Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statements made in this Report, including construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.

     (b)  Results of Operations

     Gross Revenues
     Gross revenues decreased to $388,149 for the three months ended March 31, 2002 compared to $418,470 for the three months ended March 31, 2001 primarily due to a decrease in income generated from Fund IX-X-XI-REIT Associates resulting from (i) a reduction in common area maintenance reimbursement billings to tenants at the 360 Interlocken Building and the US Cellular Building, and (ii) decreased interest income earned by Fund IX-X-XI-REIT Associates due to the general decline in interest rates, partially offset by increased common area maintenance reimbursement billings to tenants at the Quest Building. Tenants are billed for common area maintenance reimbursements at estimated amounts, which are reconciled as tenants are billed (credited) for the net annual under (over) billings in the following year.

     Expenses
     Expenses increased to $23,111 for 2002 compared to $20,480 for 2001 due to minor increases in partnership administration expenses, legal and accounting fees and computer costs. As a result, net income decreased to $365,038 for the three months ended March 31, 2002 from $397,990 for the three months ended March 31, 2001.

     Distributions
     The Partnership declared cash distributions of investment income and a return of capital to Class A limited partners of $0.23 per unit for the three months ended March 31, 2002 and 2001, respectively. The General Partners anticipate that distributions per unit to the Class A limited partners will continue in 2002 at a level at least comparable with 2001 cash distributions on an annual basis. No cash distributions were made to the limited partners holding Class B Units.

     (c)  Liquidity and Capital Resources

     Net cash used in operating activities remained relatively stable at $21,418 for the three months ended March 31, 2002 compared to $20,486 for the three months ended March 31, 2001. Net cash provided by investing activities increased to $792,318 for the three months ended March 31, 2002 from $714,196 for the three months ended March 31, 2001 due to the corresponding increase in earnings from joint ventures for the fourth quarter of 2001 compared to the same period in 2000 (specifically related to a change in the timing of common area maintenance reconciliation billings or credits to tenants), thereby resulting in a greater amount of distributions for the first quarter of 2002 as compared to 2001. Net cash used in financing activities increased to $744,902 for the three months ended March 31, 2002 compared to $719,079 for the same period in 2001 due to the corresponding increase in cash available for partnership distributions resulting from the increase in cash provided from financing activities as described above.

     The Partnership expects to continue to meet its short-term liquidity requirements and budget demands generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and provide for distributions to the limited partners. While there is no assurance, the Partnership anticipates that distributions will continue to be paid on a quarterly basis in 2002 from such sources at a level at least consistent with 2001. The Partnership is unaware of any known demands, commitments, events or capital expenditures, which are required for the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way.

     (d)  Inflation

     The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases executed by the Partnership to protect the Partnership from the impact of inflation. Most leases contain provisions for common area maintenance, real estate tax and insurance reimbursements from tenants either on a per square foot basis, or above a certain allowance per square foot annually. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for remaining terms of less than five years, which may allow the Partnership to enter into new leases at higher base rental rates in the event that market rental rates rise above the existing lease rates. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

     (e)  Critical Accounting Policies

     The Partnership's accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgments in the application of accounting policies, including making estimates and assumptions. These judgments may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements presented and the reported amounts of revenues and expenses during the respective reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements.

     The accounting policies that we consider to be critical, in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain, are discussed below. For further information related to the Partnership's accounting policies, including the critical accounting policies described below, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

     Straight-Lined Rental Revenues

     The Partnership recognizes rental income generated from all leases on real estate assets in which the Partnership has an ownership interest through its investments in joint ventures on a straight-line basis over the terms of the respective leases. Should tenants encounter financial difficulties in future periods, the amounts recorded as receivables may not be fully realized.

     Operating Cost Reimbursements

     The Partnership generally bills tenants for operating cost reimbursements through its investments in joint ventures on a monthly basis at amounts estimated largely based on actual prior period activity and the respective tenant lease terms. Such billings are generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective tenant lease terms. Should tenants encounter financial difficulties in future periods, the amounts recorded as receivables may not be fully realized.

     Real Estate

     Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has ownership interests through its investments in joint ventures may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the underlying assets, estimated at amounts equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of the assets and from their eventual disposition, to the carrying value of the assets. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses on real estate assets in 2001, 2000 or 1999.

             (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                           PART II - OTHER INFORMATION

ITEM 6 (b.) No reports were filed during the first quarter of 2002.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WELLS REAL ESTATE FUND IX, L.P.
                                     (Registrant)

         Dated: May 10, 2002      By:   /s/ Leo F. Wells, III
                                        ----------------------------------------
                                        Leo F. Wells, III, as Individual
                                        General Partner and as President,
                                        Sole Director and Chief Financial
                                        Officer of Wells Capital, Inc., the
                                        General Partner of Wells Partners, L.P.