Form 10-Q
period 2002-06-30
WELLS REAL ESTATE FUND IX LP
filed 2002-08-14
CIK 929921

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                       to

Commission file number 0-25606

WELLS REAL ESTATE FUND IX, L.P.
(Exact name of registrant as specified in its charter)

Georgia	58-2126622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (770) 449-7800

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

WELLS REAL ESTATE FUND IX, L.P.
(A Georgia Public Limited Partnership)

PART I.     FINANCIAL INFORMATION

Effective July 3, 2002, Wells Real Estate Fund IX (the “Partnership”) engaged Ernst & Young LLP (“Ernst & Young”) as its principal accountants to audit the Partnership’s financial statements. In accordance with the relief granted to former auditing clients of Arthur Andersen LLP in SEC Release No. 34-45589, Ernst & Young completed its review of the unaudited financial statements of the Partnership for the quarter ended March 31, 2002 pursuant to Rule 10-01(d) of Regulation S-X within the 60-day period allowed pursuant to the SEC Release, and no material modifications to the previously reported financial information were required.

WELLS REAL ESTATE FUND IX, L.P.
(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited)
	June 30, 2002	December 31, 2001
ASSETS:
Investments in joint ventures (Note 2)	$24,422,787	$24,980,158
Cash and Cash equivalents	50,861	95,263
Due from affiliates	678,437	792,318
Deferred project costs	3,720	3,720

Total assets	$25,155,805	$25,871,459

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable	$1,936	$4,726
Partnership distributions payable	688,710	744,902

Total liabilities	690,646	749,628

Partners’ capital:
Limited partners:
Class A—3,148,383 units and 3,136,429 units outstanding as of June 30, 2002 and December 31, 2001, respectively	24,465,159	25,121,831
Class B—351,617 units and 363,571 units outstanding as of June 30, 2002 and December 31, 2001, respectively	0	0

Total partners’ capital	24,465,159	25,121,831

Total liabilities and partners’ capital	$25,155,805	$25,871,459

The accompanying notes are an integral part of these balance sheets.

WELLS REAL ESTATE FUND IX, L.P.
(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
REVENUES:
Equity in income of joint ventures (Note 2)	$418,588	$483,160	$805,461	$899,543
Interest income	312	0	1,588	2,086

	418,900	483,160	807,049	901,629

EXPENSES:
Partnership administration	40,700	23,053	53,908	33,616
Legal and accounting fees	2,938	2,915	10,646	11,630
Computer costs	1,777	4,307	3,971	5,508

	45,415	30,275	68,525	50,754

NET INCOME	$373,485	$452,885	$738,524	$850,875

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$373,485	$452,885	$738,524	$850,875

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$0

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.12	$0.15	$0.24	$0.27

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.22	$0.24	$0.44	$0.46

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND IX, L.P.
(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2001 AND

SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2000	3,110,159	$26,276,464	389,841	$0	$26,276,464
Net income	0	1,768,474	0	0	1,768,474
Partnership distributions	0	(2,923,107)	0	0	(2,923,107)
Class B conversion elections	26,270	0	(26,270)	0	0

BALANCE, December 31, 2001	3,136,429	25,121,831	363,571	0	25,121,831
Net income	0	738,524	0	0	738,524
Partnership distributions	0	(1,395,196)	0	0	(1,395,196)
Class B conversion elections	11,954	0	(11,954)	0	0

BALANCE, June 30, 2002 (unaudited)	3,148,383	$24,465,159	351,617	$0	$24,465,159

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND IX, L.P.
(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited)
	Six Months Ended
	June 30, 2002	June 30, 2001
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$738,524	$850,875
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of joint venture	(805,461)	(899,543)
Changes in assets and liabilities:
Prepaid expenses and other assets	0	(14,192)
Accounts receivable	0	(92)
Accounts payable	(2,790)	(5,853)

Net cash used in operating activities	(69,727)	(68,805)

CASH FLOW FROM INVESTING ACTIVITIES:
Distributions received from joint ventures	1,476,713	1,425,005

CASH FLOW FROM FINANCING ACTIVITIES:
Distributions to partners	(1,451,388)	(1,419,156)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(44,402)	(62,956)
CASH AND CASH EQUIVALENTS, beginning of year	95,263	115,337

CASH AND CASH EQUIVALENTS, end of period	$50,861	$52,381

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND IX, L.P.
(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENT

June 30, 2002
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Organization and Business

Wells Real Estate Fund IX, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as the General Partners. The Partnership was formed on August 15, 1994 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units pursuant to a Registration Statement filed on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996 upon receiving and accepting subscriptions for 125,000 units and collecting aggregate gross offering proceeds of $2,500,000, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. The offering was terminated on December 30, 1996 at which time the Partnership had sold approximately 2,935,931 Class A units and 564,069 Class B units held by a total of 1,841 and 257 Class A and Class B Limited Partners, respectively, for total limited partner capital contributions of $35,000,000. After payments of $1,400,000 in acquisition and advisory fees and acquisition expenses and $5,254,700 in selling commissions and organization and offering expenses, an investment of $13,289,359 in Fund VIII and Fund IX Associates and an investment of $14,982,434 in the Fund IX-X-XI-REIT Associates, the Partnership held net offering proceeds of $73,507 as of June 30, 2002, which is available for investment in properties.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of June 30, 2002, the Partnership owned interests in the following 9 properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners	Properties

Fund VIII-Fund IX Associates	—Wells Real Estate Fund VIII, L.P. —Wells Real Estate Fund IX, L.P.
1.  US Cellular Building
A four-story office building located in Madison, Wisconsin
2.  AT&T-Texas Building
A one-story office building in Farmer’s Branch, Texas
3.  Cirrus Logic Building
A two-story office building in Boulder County, Colorado

Fund VIII-IX-REIT Associates	—Wells Real Estate Fund VIII, L.P. —Wells Real Estate Fund IX, L.P. —Wells Operating Partnership, L.P.*	4. Quest Building A two-story office building located in Irvine, California

Fund IX-X-XI-REIT Associates	—Wells Real Estate Fund IX, L.P. —Wells Real Estate Fund X, L.P. —Wells Real Estate Fund XI, L.P. —Wells Operating Partnership, L.P.*
5.  Alstom Power-Knoxville Building
A three-story office building in Knoxville, Tennessee
6.  360 Interlocken Building
A three-story office building located in Boulder County, Colorado
7.  Avaya Building
A one-story office building located in Oklahoma City, Oklahoma
8.  Iomega Building
A single-story warehouse and office building located in Ogden, Weber County, Utah
9.  Ohmeda Building
A two-story office building located in Louisville, Boulder County, Colorado

*
Wells Operating Partnership, L.P. is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Each of the aforementioned properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership Form 10-K for the year ended December 31, 2001.

(b)  Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. The quarterly statements included herein have not been examined by independent accountants. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for these periods. Interim results for 2002 are not necessarily indicative of results for the year. For further information, refer to the financial statements and footnotes included in the report filed for the Partnership on

Form 10-K for the year ended December 31, 2001.

(c)  Distributions of Net Cash From Operations

As defined by the partnership agreement, cash available for distributions is distributed quarterly on a cumulative non-compounded basis to the limited partners as follows:

•	First, to all Class A limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective adjusted capital contributions, as defined.

•	Second, to the General Partners until each general partner has received distributions equal to 10% of the total distributions declared by the Partnership per annum.

•	Third, to the Class A limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions will be made to the limited partners holding Class B units.

(d)  Impairment of Real Estate Assets

On January 1, 2002, the Partnership adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under the new guidance, management reviews each of the properties in which it holds an interest for impairment when there is an event or change in circumstances that indicates the carrying amount of the asset may not be recoverable and the future undiscounted cash flows expected to be generated by the asset are less than its carrying amount. If such assets are considered to be impaired, the Partnership records impairment losses and reduces the carrying amount of impaired assets to an amount that reflects the fair value of the assets at the time impairment is evident. Management also reviews estimated selling prices of assets held for sale and records impairment losses to reduce the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling prices less costs to sell. Also, material long-lived assets held for sale are separately identified in the balance sheets and their related net operating income is segregated as income from discontinued operations in the statements of income. In addition, depreciation of long-lived assets held for sale is not recorded. If an asset held for sale reverts to an asset used in operations, the asset will be measured at the lower of the original carrying cost, adjusted for the forgone depreciation, or the fair value at the date of the decision to hold the asset.

2.    INVESTMENTS IN JOINT VENTURES

(a)  Basis of Presentation

The Partnership owned interests in nine properties as of June 30, 2002 through its ownership in the joint ventures described in Note 1. The Partnership does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. For further information regarding investments in joint ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

(b)  Summary of Operations

The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership held ownership interests for the three and six months ended June 30, 2002 and 2001:

	Total Revenues				Net Income		Partnership’s Share of Net Income
	Three Months Ended				Three Months Ended		Three Months Ended
	June 30, 2002		June 30, 2001		June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund IX-X-XI-REIT Associates	$1,158,847		$1,087,746		$619,173	$734,418	$242,185	$287,263
Fund VIII-Fund IX Associates	738,047	*	751,518	*	390,244	433,370	176,403	195,897

	$1,896,894		$1,839,264		$1,009,417	$1,167,788	$418,588	$483,160

*
The Partnership’s share of income earned from its investment in Fund VIII-IX-REIT Associates is recorded by Fund VIII-IX Associates as equity in income of joint ventures, which is classified as revenue

	Total Revenues				Net Income		Partnership’s Share of Net Income
	Six Months Ended				Six Months Ended		Six Months Ended
	June 30, 2002		June 30, 2001		June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Fund IX-X-XI-REIT Associates	$2,235,149		$2,181,096		$1,173,441	$1,372,853	$458,984	$536,982
Fund VIII-Fund IX Associates	1,498,875	*	1,465,949	*	766,487	802,069	346,477	362,561

	$3,734,024		$3,647,045		$1,939,928	$2,174,922	$805,461	$899,543

The following information summarizes the operations of the Fund VIII-IX-REIT Associates in which the Partnership held an interest through its interest in Fund VIII-Fund IX Associates for the three and six months ended June 30, 2002 and 2001:

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002		June 30, 2001
Fund VIII-IX-REIT Associates	$302,623	$313,539	$147,999	$155,320	$56,343	*	$59,130	*

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002		June 30, 2001
Fund VIII-IX-REIT Associates	$605,557	$580,924	$308,694	$260,352	$117,520	*	$99,116	*

*
The Partnership’s share of income earned from its investment in Fund VIII-IX-REIT Associates is recorded by Fund VIII-IX Associates as equity in income of joint ventures, which is classified as revenue

Item 2.    Management’s Discussion and Analysis of Financial Conditions and Results of Operation.

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

(b)  Results of Operations

Gross Revenues

Gross revenues decreased to $807,049 for the six months ended June 30, 2002 compared to $901,629 for the six months ended June 30, 2001 primarily due to (i) decrease in common area maintenance adjustments recorded in the second quarter of 2002 related to 2001 reimbursement billings to tenants at the 360 Interlocken Building, Alstom Power-Knoxville Building, and the US Cellular Building, partially offset by (i) increased rental renewal rates at the 360 Interlocken Building, (ii) increased common area maintenance reimbursement billings to tenants at the Quest Building. Tenants are billed for common area maintenance reimbursements at estimated amounts, which are reconciled as tenants are billed (credited) for the net annual under (over) billings in the following year.

Expenses

Expenses increased to $68,525 for 2002 compared to $50,754 for 2001 due to an increase in partnership administration expenses primarily as a result of Tennessee Partnership franchise and excise taxes assessed for 2001 and 2002 during the second quarter of 2002.

As a result, net income decreased to $738,524 for the six months ended June 30, 2002 from $850,875 for the six months ended June 30, 2001.

Distributions

The Partnership declared cash distributions of investment income and a return of capital to Class A limited partners of $0.44 and $0.46 per unit for the six months ended June 30, 2002 and 2001, respectively. The General Partners anticipate that distributions per unit to the Class A limited partners will continue in 2002 at a level at least comparable with 2001 cash distributions on an annual basis. No cash distributions were made to the limited partners holding Class B units.

(c)  Liquidity and Capital Resources

Net cash used in operating activities remained relatively stable at $69,727 for the six months ended June 30, 2002 compared to $68,805 for the six months ended June 30, 2001. Net cash provided by investing activities increased to $1,476,713 for the six months ended June 30, 2002 from $1,425,005 for the six months ended June 30, 2001 due to a corresponding increase in earnings generated from joint ventures during the fourth quarter of 2001 compared to the same period in 2000 (specifically related to a higher distribution rate announced for the fourth quarter 2001), thereby resulting in a greater amount of distributions for the six months ended June 30, 2002; the Partnership receives distributions from joint ventures based on the earnings generated during the respective immediately preceding quarterly accounting periods. Net cash used in financing activities increased to $1,451,388 for the six months ended June 30, 2002 compared to $1,419,156 for the same period in 2001 due to the corresponding increase in cash available for partnership distributions resulting from the increase in cash provided from investing activities as described above.

The Partnership expects to continue to meet its short-term liquidity requirements and budget demands generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. Although there is no assurance, the General Partners anticipate that cash distributions to Limited Partners holding Class A Units will continue in 2002 at a level at least comparable with 2001 cash distributions on an annual basis. At this time, given the nature of the joint ventures and properties in which the Partnership has invested, there are no known material improvements or renovations to the properties expected to be funded from cash flow from operations.

(d)  Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases executed by the Partnership to protect the Partnership from the impact of inflation. Most leases contain provisions for common area maintenance, real estate tax and insurance reimbursements from tenants either on a per square foot basis, or above a certain allowance per square foot annually. These provisions should reduce the Partnership’s exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership’s leases are for remaining terms of less than five years, which may allow the Partnership to enter into new leases at higher base rental rates in the event that market rental rates rise above the existing lease rates. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

(e)  Critical Accounting Policies

The Partnership’s accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgments in the application of accounting policies, including making estimates and assumptions. These judgments may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements presented and the reported amounts of revenues and expenses during the respective reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements.

The accounting policies that we consider to be critical, in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain, are discussed below. For further information related to the Partnership’s accounting policies, including the critical accounting policies described below, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

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

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II— OTHER INFORMATION

ITEM 6(b)

During the second quarter of 2002, the Registrant filed a Current Report on Form 8-K dated May 16, 2002 disclosing the dismissal of Arthur Andersen LLP as its independent public accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IX, L.P. (Registrant)

Dated: August 12, 2002	By:	/s/ LEO F. WELLS, III
Leo F. Wells, III, as Individual General Partner and as President and Sole Director of Wells Capital, Inc., the General Partner of Wells Partners, L.P.

Dated: August 12, 2002	By:	/s/ DOUGLAS P. WILLIAMS
As Chief Financial Officer

EXHIBIT INDEX
TO
SECOND QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND IX, L.P.

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002