Form 10-Q
period 2002-09-30
WELLS REAL ESTATE FUND IX LP
filed 2002-11-13
CIK 929921

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-25606

WELLS REAL ESTATE FUND IX, L.P.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2126622 (I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Norcross, Georgia (Address of principal executive offices)	30092 (Zip Code)

Registrant’s telephone number, including area code  (770) 449-7800
______________________________________________________________
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

             Yes ☒                                           No ☐

FORM 10-Q

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

Exhibit Index	17

Exhibit 99.1 — Certification of Chief Executive Officer	18

Exhibit 99.2 — Certification of Chief Financial Officer	19

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited) September 30, 2002	December 31, 2001

ASSETS:
Investments in joint ventures (Note 2)	$24,049,684	$24,980,158
Cash and cash equivalents	32,348	95,263
Due from affiliates	795,153	792,318
Deferred project costs	3,720	3,720

Total assets	$24,880,905	$25,871,459

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable	$11,408	$4,726
Partnership distributions payable	710,527	744,902

Total liabilities	721,935	749,628

Partners’ capital:
Limited partners:
Class A—3,157,883 units and 3,136,429 units outstanding as of September 30, 2002 and December 31, 2001, respectively	24,158,970	25,121,831
Class B—342,117 units and 363,571 units outstanding as of September 30, 2002 and December 31, 2001, respectively	0	0

Total partners’ capital	24,158,970	25,121,831

Total liabilities and partners’ capital	$24,880,905	$25,871,459

The accompanying notes are an integral part of these balance sheets.

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited) Three Months Ended		(unaudited) Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

REVENUES:
Equity in income of joint ventures (Note 2)	$422,050	$480,649	$1,227,510	$1,380,193
Interest income	438	993	2,027	3,079

	422,488	481,642	1,229,537	1,383,272

EXPENSES:
Partnership administration	15,350	26,413	69,258	60,031
Legal and accounting fees	776	1,300	11,422	12,930
Computer costs	2,028	2,997	5,999	8,504

	18,154	30,710	86,679	81,465

NET INCOME	$404,334	$450,932	$1,142,858	$1,301,807

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$404,334	$450,932	$1,142,858	$1,301,807

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$0

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.13	$0.15	$0.36	$0.42

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.23	$0.24	$0.67	$0.70

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2001 AND

NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

	Limited Partners				Total

	Class A		Class B		Partners’

	Units	Amount	Units	Amount	Capital

BALANCE, December 31, 2000	3,110,159	$26,276,464	389,841	$0	$26,276,464

Net income	0	1,768,474	0	0	1,768,474
Partnership distributions	0	(2,923,107)	0	0	(2,923,107)
Class A conversion elections	(1,635)	0	1,635		0
Class B conversion elections	27,905	0	(27,905)	0	0

BALANCE, December 31, 2001	3,136,429	25,121,831	363,571		25,121,831

Net income	0	1,142,858	0	0	1,142,858
Partnership distributions	0	(2,105,719)	0	0	(2,105,719)
Class B conversion elections	21,454	0	(21,454)	0	0

BALANCE, September 30, 2002 (unaudited)	3,157,883	$24,158,970	342,117	$0	$24,158,970

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited) Nine Months Ended

	Sept. 30, 2002	Sept. 30, 2001

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$1,142,858	$1,301,807
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of joint ventures	(1,227,510)	(1,380,193)
Changes in assets and liabilities:
Prepaid expenses and other assets	0	(858)
Accounts receivable	0	1,458
Accounts payable	6,682	(5,853)

Net cash used in operating activities	(77,970)	(83,639)

CASH FLOW FROM INVESTING ACTIVITIES:
Distributions received from joint ventures	2,155,149	2,203,023

CASH FLOW FROM FINANCING ACTIVITIES:
Distributions to partners from accumulated earnings	(1,205,218)	(2,041,740)
Distributions to partners in excess of accumulated earnings	(934,876)	(116,647)

Net cash used in financing activities	(2,140,094)	(2,158,387)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(62,915)	(39,003)

CASH AND CASH EQUIVALENTS, beginning of year	95,263	115,337

CASH AND CASH EQUIVALENTS, end of period	$32,348	$76,334

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND IX, L.P.

(A GEORGIA PUBLIC LIMITED PARTNERSHIP)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 (UNAUDITED)

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

On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units pursuant to a Registration Statement filed on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996 upon receiving and accepting subscriptions for 125,000 units and collecting aggregate gross offering proceeds of $2,500,000, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. The offering was terminated on December 30, 1996 at which time the Partnership had sold approximately 2,935,931 Class A units and 564,069 Class B units held by a total of 1,841 and 257 Class A and Class B Limited Partners, respectively, for total limited partner capital contributions of $35,000,000. After payments of $1,400,000 in acquisition and advisory fees and acquisition expenses and $5,254,700 in selling commissions and organization and offering expenses, an investment of $13,289,359 in Fund VIII and Fund IX Associates and an investment of $14,982,434 in the Fund IX-X-XI-REIT Associates, the Partnership held net offering proceeds of $73,507 as of September 30, 2002, which is available for investment in properties.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of September 30, 2002, the Partnership owned interests in the following 9 properties through the affiliated joint ventures listed below:

Joint Venture		Joint Venture Partners		Properties

Fund VIII-Fund IX Associates	-	Wells Real Estate Fund VIII, L.P.	1.	US Cellular Building
	-	Wells Real Estate Fund IX, L.P.		A four-story office building located in Madison, Wisconsin

			2.	AT&T-Texas Building
A one-story office building in Farmer’s Branch, Texas

			3.	Cirrus Logic Building
A two-story office building in Boulder County, Colorado

Fund VIII-IX-REIT Associates	-	Fund VIII – Fund IX Associates	4.	Quest Building
	-	Wells Operating Partnership, L.P.*		A two-story office building located in Irvine, California

Fund IX-X-XI-REIT Associates	-	Wells Real Estate Fund IX, L.P.	5.	Alstom Power-Knoxville Building
	-	Wells Real Estate Fund X, L.P.		A three-story office building in Knoxville, Tennessee
	-	Wells Real Estate Fund XI, L.P.
	-	Wells Operating Partnership, L.P.*

			6.	360 Interlocken Building
A three-story office building located in Boulder County, Colorado

			7.	Avaya Building
A one-story office building located in Oklahoma City ,Oklahoma

			8.	Iomega Building
A single-story warehouse and office building located in Ogden, Weber County, Utah

			9.	Ohmeda Building
A two-story office building located in Louisville, Boulder County, Colorado

*	Wells Operating Partnership, L.P. is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

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

         (d)      Impairment of Real Estate Assets

On January 1, 2002, the Partnership adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under this accounting standard, management reviews each of the properties in which the partnership holds an interest for impairment as events or changes in circumstances arise, which indicate that the carrying amounts of such assets may not be recoverable and the future undiscounted cash flows expected to be generated by such assets are less than the respective carrying amounts. If such assets are considered to be impaired, the Partnership records impairment losses and reduces the carrying amounts of the impaired assets to amounts that reflect the fair value of the assets at the time impairment is evident.

Management also reviews estimated selling prices of assets held for sale and records impairment losses to reduce the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling prices less costs to sell. Material long-lived assets held for sale are separately identified in the balance sheets, and the related net operating income is segregated as income from discontinued operations in the statements of income. Depreciation is not recorded for long-lived assets held for sale. If an asset held for sale reverts to an asset used in operations, the asset will be measured at the lower of the original carrying cost, adjusted for the forgone depreciation, or the fair value at the date of the decision to hold the assets for use in operations. Neither the Partnership nor its joint ventures have recognized impairment losses to date.

2.      INVESTMENTS IN JOINT VENTURES

         (a)      Basis of Presentation

The Partnership owned interests in nine properties as of September 30, 2002 through its ownership in the joint ventures described in Note 1. The Partnership does not have control over the operations of these joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. For further information regarding investments in joint ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

          (b)         Summary of Operations
The following information summarizes the operations of the unconsolidated joint ventures in which the Partnership held ownership interests for the three and nine months ended September 30, 2002 and 2001:

	Total Revenues				Net Income		Partnership’s Share of Net Income

	Three Months Ended				Three Months Ended		Three Months Ended

	September 30, 2002		September 30, 2001		September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Fund IX-X-XI-REIT Associates	$1,086,942		$1,082,768		$573,657	$669,906	$224,216	$262,029
Fund VIII-Fund IX Associates	753,038	*	756,614	*	437,654	483,637	197,834	218,620

	$1,839,980		$1,839,382		$1,011,311	$1,153,543	$422,050	$480,649

	Total Revenues				Net Income		Partnership’s Share of Net Income

	Nine Months Ended				Nine Months Ended		Nine Months Ended

	September 30, 2002		September 30, 2001		September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Fund IX-X-XI-REIT Associates	$3,322,091		$3,263,864		$1,747,098	$2,042,759	$683,199	$799,012
Fund VIII-Fund IX Associates	2,251,913	*	2,222,563	*	1,204,141	1,285,706	544,311	581,181

	$5,574,004		$5,486,427		$2,951,239	$3,328,465	$1,227,510	$1,380,193

*	The Partnership’s share of income earned from its investment in Fund VIII-IX-REIT Associates is recorded by Fund VIII-IX Associates as equity in income of joint ventures, which is classified as revenue

The following information summarizes the operations of the Fund VIII-IX-REIT Associates in which the Partnership held an interest through its interest in Fund VIII-Fund IX Associates for the three and nine months ended September 30, 2002 and 2001:

	Total Revenues		Net Income		Partnership’s Share of Net Income

	Three Months Ended		Three Months Ended		Three Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002		September 30, 2001

Fund VIII-IX-REIT Associates	$302,000	$313,536	$152,672	$155,976	$58,122	*	$59,380	*

	Total Revenues		Net Income		Partnership’s Share of Net Income

	Nine Months Ended		Nine Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002		September 30, 2001

Fund VIII-IX-REIT Associates	$905,999	$894,460	$461,366	$416,328	$175,642	*	$158,496	*

*	The Partnership’s share of income earned from its investment in Fund VIII-IX-REIT Associates is recorded by Fund VIII-IX Associates as equity in income of joint ventures, which is classified as revenue

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION.

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

         (a)      Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statements made in this Report, including lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.

         (b)      Results of Operations

Gross Revenues
Gross revenues decreased to $1,229,537 for the nine months ended September 30, 2002 from $1,383,272 for the nine months ended September 30, 2001 primarily due to the corresponding decrease in equity in income of joint ventures resulting from (i) decreased operating cost reimbursement billings to tenants at the 360 Interlocken Building, Alstom Power-Knoxville Building, Iomega Building, US Cellular Building, and Cirrus Logic Building, partially offset by (ii) tenant renewals at the 360 Interlocken Building resulting in higher rental rates. Tenants are billed for operating cost reimbursements at estimated amounts, which are reconciled as tenants are billed (credited) for the net annual under (over) billings in the following year.

Expenses
Expenses increased to $86,679 for 2002 from $81,465 for 2001 due to an increase in partnership administration expenses primarily as a result of Tennessee Partnership franchise and excise taxes, which were assessed for 2001 and 2002 during the second quarter of 2002.

As a result, net income decreased to $1,142,858 for the nine months ended September 30, 2002 from $1,301,807 for the nine months ended September 30, 2001.

Distributions
Distributions made to the limited partners holding Class A units decreased to $0.67 per unit, with respect to the nine months ended September 30, 2002, from $0.70 for the same period in 2001, primarily as a result of funding leasing costs and tenant improvements for the re-leasing of space at the 360 Interlocken Building in the second quarter of 2002. Such distributions have been made from net cash from operations and distributions received from investments in joint ventures. No distributions have been made to the limited partners holding Class B units or to the General Partners.

The General Partners’ guidance with regard to future operating cash distributions to the limited partners holding Class A units is that such distributions are likely to continue at a level comparable with that provided for the three months ended September 30, 2002.

         (c)      Liquidity and Capital Resources

Net cash used in operating activities decreased to $77,970 for the nine months ended September 30, 2002 from $83,639 for the nine months ended September 30, 2001 primarily due to a change in the timing of paying accounts payable. Net cash provided by investing activities decreased to $2,155,149 for the nine months ended September 30, 2002 from $2,203,023 for the nine months ended September 30, 2001 due to a corresponding decrease in earnings generated from joint ventures during 2002. Net cash used in financing activities decreased to $2,140,094 for the nine months ended September 30, 2002 from $2,158,387 for the same period in 2001 due to the corresponding decrease in cash available for partnership distributions resulting from the decrease in cash provided from investing activities as described above.

The Partnership expects to continue to meets its short-term liquidity requirements, generally through the use of net cash from operations and distributions received from investments in joint ventures. The General Partners believe that such sources will continue to provide adequate cash flows for the purposes of meeting the Partnership’ operating requirements.

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

Real Estate
Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has ownership interests through its investments in joint ventures may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the underlying assets, estimated at amounts equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of the assets and from their eventual disposition, to the carrying value of the assets. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses to date.

ITEM 4.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate General Partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a – 14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II - OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on the Exhibit Index to Third Quarter Form 10-Q attached hereto.

(b)	During the third quarter of 2002, the Registrant filed a Current Report on Form 8-K dated July 3, 2002 disclosing the appointment of Ernst & Young LLP as the principal accountant to audit the financial statements of the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IX, L.P. (Registrant)
By:	WELLS PARTNERS, L.P. (General Partner)

By:	WELLS CAPITAL, INC. (Corporate General Partner)

November 13, 2002	/s/ LEO F. WELLS, III

Leo F. Wells, III President

November 13, 2002	/s/ DOUGLAS P. WILLIAMS

Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

CERTIFICATIONS

         I, Leo F. Wells, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate general partner of the General Partner:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ LEO F. WELLS,III

Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

         I, Douglas P. Williams, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate general partner of the General Partner:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ DOUGLAS P. WILLIAMS

Douglas P. Williams Principal Financial Officer

EXHIBIT INDEX
TO
THIRD QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND IX, L.P.

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002