Form 10-K
period 2002-12-31
WELLS REAL ESTATE FUND IX LP
filed 2003-03-31
CIK 929921

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2002

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from to

Commission file number 0-22039

WELLS REAL ESTATE FUND IX, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-2126622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
6200 The Corners Parkway Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(770) 449-7800
Securities registered pursuant to Section 12 (b) of the Act:
Title of each class	Name of exchange on which registered
NONE	NONE
Securities registered pursuant to Section 12 (g) of the Act:

CLASS A UNITS

(Title of Class)

CLASS B UNITS

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Aggregate market value of the voting stock held by non-affiliates:             Not Applicable

PART I

ITEM 1.    BUSINESS

General

Wells Real Estate Fund IX, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as the General Partners. The Partnership was formed on August 15, 1994 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their unites treat their units as Class A units or Class B units. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units pursuant to a Registration Statement filed on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996 upon receiving and accepting subscriptions for 125,000 units and collecting aggregate gross offering proceeds of $2,500,000, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. The offer terminated on December 30, 1996 at which time approximately 2,935,931 Class A units and 564,069 Class B units had been sold to 1,841 and 257 Class A and Class B Limited Partners, respectively, for total limited partner capital contributions of $35,000,000. As of December 31, 2002, the Partnership had paid a total of $1,400,000 in acquisition and advisory fees and acquisition expenses, and $5,254,700 in selling commissions and organization and offering expenses, and invested $13,289,359 in Fund VIII-IX Associates and invested $15,030,434 in Fund IX-X-XI-REIT Associates. The Partnership held net offering proceeds of $25,507 as of December 31, 2002, which is available for investment in properties.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc, the general partner of Wells Partners and Wells Management Company, Inc., an affiliate of the General Partners, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See item 11—“Compensation of General Partners and Affiliates” for a summary of the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2002.

Insurance

Wells Management Company, Inc. carries comprehensive liability and extended coverage with respect to all the properties owned by the Partnership through investments in the joint ventures described in Item 2. In the opinion of management, all such properties are adequately insured.

Competition

The Partnership will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, the Partnership may be required to provide free rent, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

ITEM 2.    PROPERTIES

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of December 31, 2002, the Partnership owned interests in the following 9 properties through the affiliated joint ventures listed below:

			Occupancy %
Joint Venture	Joint Venture Partners	Properties	12/31/02	12/31/01	12/31/00	12/31/99	12/31/98

Fund VIII-Fund IX Associates	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.	1. US Cellular Building A four-story office building located in Madison, Wisconsin	100%	100%	100%	100%	100%
		2. AT&T-Texas Building A one-story office building in Farmer’s Branch, Texas	100%	100%	100%	100%	100%
		3. Cirrus Logic Building A two-story office building in Boulder County, Colorado	100%	100%	100%	100%	100%
Fund VIII-IX-REIT Associates	• Fund VIII – Fund IX Associates • Wells Operating Partnership, L.P*	4. Quest Building A two-story office building located in Irvine, California	100%	100%	100%	100%	100%
Fund IX-X-XI-REIT Associates	• Wells Real Estate Fund IX, L.P • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Wells Operating Partnership, L.P*	5. Alstom Power-Knoxville Building A three-story office building in Knoxville, Tennessee	100%	100%	100%	98%	95%
		6. 360 Interlocken Building A three-story office building located in Boulder County, Colorado	75%	100%	100%	100%	100%
		7. Avaya Building A one-story office building located in Oklahoma City, Oklahoma	100%	100%	100%	100%	100%
		8. Iomega Building A single-story warehouse and office building located in Ogden, Weber County, Utah	100%	100%	100%	100%	100%
		9. Ohmeda Building A two-story office building located in Louisville, Boulder County, Colorado	100%	100%	100%	100%	100%

* Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Each of the aforementioned properties was acquired on an all cash basis. The partnership does not control the operations of the foregoing joint ventures; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting.

As of December 31, 2002, the lease expirations schedule during each of the following ten years for all properties owned by the joint ventures described above, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent	Partnership Share of Annualized Gross Base Rent	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent
2003(1)	1	12,223	210,027	81,975	1.9	2.5
2004(2)	1	65,006	1,287,119	490,392	10.0	15.7
2005(3)	3	133,596	1,777,331	693,703	20.5	21.7
2007(4)	2	186,130	2,477,560	1,050,714	28.5	30.2
2008(5)	1	57,186	622,750	243,063	8.8	7.6
2009(6)	1	108,250	539,958	210,749	16.6	6.6
2011(7)	1	40,000	482,001	217,880	6.1	5.9
2012(8)	1	49,460	807,984	365,235	7.6	9.8

	11	651,851	$8,204,730	$3,353,711	100.0%	100.0%

(1)	ODS Technologies lease (12,223 square feet) at the 360 Interlocken Building.
(2)	Quest lease (65,006 square feet).
(3)	Ohmeda lease (106,750 square feet.), GAIAM lease (23,936 square feet), and InfoCenter lease (2,910 square feet) at the 360 Interlocken Building.
(4)	US Cellular lease (101,726 square feet), and Alstom Power-Knoxville lease (84,404 square feet).
(5)	Avaya lease (57,186 square feet).
(6)	Iomega lease (108,250 square feet).
(7)	AT&T-TX lease (40,000 square feet).
(8)	Cirrus Logic lease (49,460 square feet).

The properties and joint ventures in which the Partnership owns an interest as of December 31, 2002 are further described below:

Fund VIII-IX Associates

On June 10, 1996, the Partnership and Wells Real Estate Fund VIII, L.P. (“Wells Fund VIII”), a Georgia public limited partnership, affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund VIII-IX Associates. The investment objectives of Wells Fund VIII are substantially identical to those of the Partnership. As of December 31, 2002, the Partnership had contributed $13,289,358 for an approximately 45% equity interest in Fund VIII-IX Associates and Fund VIII had contributed $15,987,323 for an approximately 55% equity interest.

US Cellular Building

On June 17, 1996, Fund VIII-IX Associates purchased a 7.09 acres tract of real property in Madison, Dane County, Wisconsin for a total cost of $859,255, including closing costs. Construction was completed on a four-story office building containing approximately 101,727 rentable square feet. The land purchase and construction costs have been funded by capital contributions of $3,912,444 from the Partnership and $6,573,342 from Wells Fund VIII for a total cost of approximately $10,500,000.

In June 1997, US Cellular, a subsidiary of BellSouth Corporation, took occupancy of 76,276 rentable square feet, comprising approximately 75% of the building. The initial term of this lease is 9 years and 11 months beginning in June 1997, with the option to extend the initial term of the lease for two consecutive five-year periods. The annual base rent payable during the initial term is $902,418 during the first five years and $1,016,822 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be at the currently prevailing market rental rates. US Cellular is required to pay additional rent equal to its share of operating expenses during the lease term.

Commencing November 1, 2001, US Cellular exercised its right of first refusal to lease an additional 25,451 square feet of space vacated by American Family in October 2001. This addition increased their rentable floor area from 76,276 square feet to 101,727 square feet. As a result, US Cellular now occupies 100% of the building, and pays rent on the same terms and conditions of their original lease.

The average effective annual rental per square foot at the US Cellular Building was $12.76 for 2002, $12.47 for 2001, and $12.60 for 2000, 1999 and 1998.

AT&T-TX Building

On October 10, 1996, Fund VIII-IX Associates purchased a one-story office building containing approximately 40,000 rentable square feet, located on 4.864 acres of land in Farmer’s Branch, Dallas County, Texas for a purchase price of $4,450,000, excluding acquisition costs.

The funds used by Fund VIII-IX Associates to acquire the AT&T-TX Building were derived from capital contributions made by the Partnership and Wells Fund VIII totaling $2,236,530 and $2,238,170, respectively, for total contributions to Fund VIII-IX Associates with respect to this building of $4,474,700, including acquisition costs.

The AT&T-TX Building is leased to AT&T Wireless Texas for a period of fifteen years, with options to extend the lease for three consecutive five-year periods. The annual base rent is $430,001 during the first five years, $454,001 during the next five years and $482,001 during the last five years. The AT&T lease commenced on July 19, 1996 and was assigned by the seller to Fund VIII-IX Associates on October 10, 1996. Under this lease, AT&T Wireless Texas is responsible for the operating expenses and real estate taxes.

The average effective annual rental per square foot at the AT&T-TX Building is $11.39 for 2002, $11.48 for 2001, $11.38 for 2000 and 1999, and $11.49 for 1998.

Cirrus Logic Building

On February 20, 1997, Fund VIII-IX Associates acquired a 4.26-acre tract of real property in Broomfield, Colorado, located in Broomfield County in the Denver/Boulder metropolitan area on which a two-story office building containing approximately 49,460 rentable square feet was constructed, as part of the Interlocken Business Park, a 963-acre business development for advanced technology and research/development oriented companies. The purchase price paid for the Cirrus Logic Building was $7,072,000, including acquisition and closing costs of approximately $43,000. Construction of the Cirrus Logic building was substantially completed in March 1997 with Cirrus Logic, Inc. taking occupancy of the entire building. The funds used by Fund VIII-IX Associates to acquire the land and construct the Cirrus Logic Building were derived entirely from capital contributions made by the Partnership and Wells Fund VIII of approximately $3,532,275 and $3,555,495, respectively, for total capital contributions to Fund VIII-IX Associates of approximately $7,087,770.

The lease, as well as Cirrus Logic’s obligation to pay rent, commenced on March 17, 1997 when Cirrus Logic took occupancy of the building. The lease with Cirrus Logic provides for a term of 15 years and annual initial base rent payable of $677,755. The base annual rent will be increased by 10% beginning the sixth year of the lease and will be increased another 10% beginning the eleventh year of the lease. Cirrus

Logic has the option to renew the lease for two consecutive five-year periods. The base rent payable during any such extended term would be 95% of the then currently prevailing market rental rate for comparable office buildings in the Boulder County area.

Under its lease, Cirrus Logic is responsible for all utilities, cleaning, taxes, other operating expenses, and for maintaining property and liability insurance on the Cirrus Logic Building. Fund VIII-IX Associates shall maintain, for its own benefit, liability insurance for the Cirrus Logic Building as well as insurance for fire and vandalism.

The average effective annual rental per square foot at the Cirrus Logic Building was $14.67 for 2002 and $14.92 for 2001, 2000, 1999 and 1998.

Fund VIII-IX-REIT Associates

Quest Building

On January 10, 1997, Fund VIII-IX Associates acquired a two story office building containing approximately 65,006 rentable square feet on a 4.4 acre tract of land located at 15253 Bake Parkway, in the Irvine Spectrum planned business community in metropolitan Orange County, California. The total consideration paid for the building was $7,465,170, including acquisition and closing costs of approximately $272,000. The funds used by Fund VIII-IX Associates to acquire the Quest Building were derived entirely from capital contributions made by the Partnership and Wells Fund VIII of approximately $3,620,316 and $3,608,109, respectively, for total capital contributions to Fund VIII-IX Associates of approximately $7,228,425.

On February 18, 1999, Wells OP entered into a Rental Income Guaranty Agreement with Fund VIII-IX Associates, whereby Wells OP guaranteed Fund VIII-IX Associates with rental income on the Quest Building, previously leased to Matsushita Avionics, equal to at least the rental revenues and building expenses reimbursements that Fund VIII-IX Associates would have received over the remaining term of the original lease with Matsushita Avionics. Wells OP paid approximately $543,000 in rental income guaranty payments to Fund VIII-IX Associates through December 31, 2000, however, ceased making such payments upon Quest Software, Inc. taking occupancy on August 1, 2000.

On June 15, 2000, Fund VIII-IX-REIT Associates was formed between Wells OP and Fund VIII- IX Associates. On July 1, 2000, Fund VIII-IX Associates contributed its interest in the Quest Building to Fund VIII-IX-REIT Associates. As of December 31, 2002, the Partnership held an equity interest in Fund VIII-IX-REIT Associates of 38%.

Quest Software, Inc. (“Quest”) entered into a 42-month lease for the entire Quest Building and took occupancy occurred on August 1, 2000. Quest is a publicly traded corporation that provides software database management and disaster recovery services for its clients. Construction of tenant improvements required under the Quest lease cost approximately $1,231,000 and was funded through capital contributions made by Wells OP.

The average effective annual rental per square foot at the Quest building is $18.58 for 2002, $18.58 for 2001, $13.72 for 2000, $10.11 for 1999, and $10.32 for 1998.

Fund IX-X-XI-REIT Associates

On June 11, 1998, Wells Real Estate Fund IX L.P. (“Wells Fund IX), and Wells Real Estate Fund X, L.P. (“Wells Fund X”), Georgia public limited partnerships affiliated with the Partnership through common general partners, entered into a joint venture agreement known as Fund IX-X Associates, which was subsequently amended, restated and renamed as Fund IX-X-XI-REIT Associates in order to admit the Partnership and Wells OP as joint venture partners.

Prior to amending and restating the joint venture agreement, Fund IX-X Associates acquired and owned the following three properties: (i) the Alstom Power-Knoxville Building, (ii) the Ohmeda Building, and (iii) the 360 Interlocken Building. On June 24, 1998, Fund IX-X-XI-REIT Associates purchased the Avaya Building, a one-story office building. On July 1, 1998, the Partnership contributed the Iomega Building, a single-story warehouse and office building with 108,250 rentable square feet, to Fund IX-X-XI-REIT Associates, which was recorded as a capital contribution. All of these properties are further described below.

As of December 31, 2002, the Partnership, Wells Fund X, Wells Fund XI, and Wells OP held equity interests in Fund IX-X-XI-REIT Associates of approximately 39%, 49%, 9%, and 3%, respectively.

Alstom Power-Knoxville Building

On March 20, 1997, Fund IX-X Associates began construction of the Alstom Power-Knoxville Building, a three-story office building containing approximately 84,404 rentable square feet located on a 5.62 acre tract of real property in Knoxville, Knox County, Tennessee. Land purchase and construction costs totaling $8,137,994 were funded by capital contributions of $4,221,973 from the Partnership and $3,916,021 from Wells Fund X.

Alstom Power, Inc. (“Alstom Power”), took occupancy of 57,831 rentable square feet in December 1997. The initial term of the lease term of 9 years and 11 months commenced as Alstom Power took occupancy. Alstom Power has the option to extend the initial term of its lease for two consecutive five-year periods. The annual base rent payable during the initial term is $646,250 during the first five years and $728,750 during the last four years and 11 months of the initial term. The annual base rent for each extended term will be assessed at the then currently prevailing market rental rates. In addition to the base rent, Alstom Power is required to pay additional rent equal to its share of operating expenses during the lease term.

Commencing December 1, 1999, Alstom Power Environmental exercised its right of first refusal to lease an additional 23,992 square feet of space, and executed the third amendment to its lease on May 19, 2000 to lease the remaining 2,581 rentable square feet on the second floor of the building. Thus, Alstom Power currently occupies 100% of the building and pays rent thereon according to the terms and conditions of their original lease.

The average effective annual rental per square foot at the Alstom Power-Knoxville Building was $13.67 for 2002, $13.83 for 2001, $14.05 for 2000, $11.77 for 1999, and $9.97 for 1998.

Ohmeda Building

On February 13, 1998, Fund IX-X Associates acquired the Ohmeda Building, a two story office building with approximately 106,750 rentable square feet located on a 15-acre tract of land located in Louisville, Boulder County, Colorado, for a gross purchase price of $10,325,000, plus acquisition and closing costs of approximately $36,000. Wells Fund IX and Wells Fund X contributed $3,460,192 and $6,900,878 towards the purchase of the Ohmeda Building, respectively.

The entire 106,750 rentable square feet of the Ohmeda Building is currently under a net lease with

Ohmeda, Inc., which was assigned to the Fund IX-X Associates upon acquisition. The Ohmeda Lease currently expires in January 2005, subject to (i) Ohmeda’s right to effect an early termination of the lease under the terms and conditions described below, and (ii) Ohmeda’s right to extend the lease for two additional five year periods of time at the then current market rental rates.

The monthly base rental payable under the lease is $83,710 through January 31, 2003; $87,891 from February 1, 2003 through January 31, 2004; and $92,250 from February 1, 2004 through January 31, 2005. Under the lease, Ohmeda is responsible for all utilities, taxes, insurance, and other operating costs with respect to the Ohmeda Building during the term of the lease. In addition, Ohmeda shall pay a $21,000 per year management fee to Fund IX-X-XI-REIT Associates, as landlord, for maintenance and administrative services of the Ohmeda Building. Fund IX-X-XI-REIT Associates is responsible for maintenance of the roof, exterior and structural walls, foundation, other structural members and floor slab, provided that the landlord’s obligation to make repairs specifically excludes items of cosmetic and routine maintenance such as the painting of walls.

The average effective annual rental per square foot at the Ohmeda Building was $9.64 for 2002 and $9.62 for 2001, 2000 and 1999, the first year of ownership.

360 Interlocken Building

On March 20, 1998 Fund IX-X Associates acquired the 360 Interlocken Building, a three-story multi-tenant office building containing approximately 51,974 rentable square feet located on a 5.1 acre tract of land in Broomfield, Broomfield County, Colorado for a gross purchase price of $8,275,000, plus acquisition and closing costs of approximately $42,000. This acquisition was funded by capital contributions from Wells Fund IX and Wells Fund X of $6,642,466 and $1,674,271, respectively.

The second and third floors of the 360 Interlocken Building are currently occupied by two major tenants. On the first floor, 2910 square feet are occupied by one tenant with several suites available for releasing on that floor.

The initial term of the GAIAM lease expired on March 31, 2002 and was renewed and extended through May 31, 2005. In connection therewith, GAIAM’s space was increased to include 19,013 square feet on the third floor and 4,923 square feet on the second floor. The annual rent for the remaining term of the lease is $574,464 per year with a 2% increase each lease year beginning June 1, 2003. The lease for ODS Technologies, L.P. for 12,223 square feet on the second floor, expiring on September 30, 2003, is subject to a renewal option for three years. All tenants in the 360 Interlocken Building are responsible for paying a pro-rata share of the increases in taxes, utilities, insurance, and other operating costs over the respective base year as defined in their leases.

Currently, Wells Management Company is actively pursuing prospective tenants to lease the vacant space at the 360 Interlocken Building on the first floor, which encompasses approximately 25% of the premises. Rental revenue reductions associated with the vacant space approximately $400,000 annually.

The average effective annual rental rate per square foot at the 360 Interlocken Building was $18.49 for 2002, $16.12 for 2001, $16.23 for 2000 and, $15.97 for 1999 and 1998.

Avaya Building

On May 30, 1997, Fund IX-X Associates entered into a purchase and sale agreement with Wells Development Corporation (“Wells Development”), an affiliate of the General Partners, for the acquisition and development of the Avaya Building, a one-story office building containing 57,186 net rentable square feet on 5.3 acres of land. On June 24, 1998, Fund IX-X-XI-REIT Associates purchased this property for $5,504,276, plus acquisition and closing costs of approximately $8,000. The purchase price was funded by capital contributions of $2,482,810 from the Partnership, $657,804 from Wells Fund IX, $950,392 from Wells Fund X, and $1,421,466 from Wells OP.

Avaya, a worldwide leader in telecommunications technology producing a variety of communication products, occupies the entire Avaya Building. The initial term of the lease is ten years commencing January 5, 1998. Avaya has the option to extend the initial term of the lease for two additional five-year periods. The annual base rent payable during the initial term is $508,383 during the first five years and $594,152 during the second five years of the lease term. The annual base rent payable for each extended term will be assessed at the then currently prevailing market rental rates. In addition to base rent, Avaya will be required to reimburse the landlord for its pro rata share of operating expenses during the lease term.

The average effective annual rental per square foot at the Avaya Building was $10.31 for 2002 and $10.19 for 2001, 2000, 1999, and 1998.

Iomega Building

On July 1, 1998, Wells Fund X contributed the Iomega Building, a single story warehouse and office building with 108,250 rentable square feet and located in Ogden, Utah to Fund IX-X-XI-REIT Associates, a capital contribution of $5,050,425, which represents the purchase price of $5,025,000, plus acquisition and closing costs of approximately $25,000, was originally paid by Wells Fund X on April 1, 1998.

The building is 100% occupied by Iomega Corporation with a ten year lease term that expires on July 31, 2006. The monthly base rent payable under the lease is $40,000 through November 12, 1999. Beginning on the 40th and 80th months of the lease term, the monthly base rent payable under the lease will be increased to reflect an amount equal to 100% of the increase in the Consumer Price Index (as defined in the lease) during the preceding 40 months, provided, however, that in no event shall the base rent be increased with respect to any one year by more than 6% or by less than 3% per annum, compounded annually, on a cumulative basis from the beginning of the lease term. The lease is an economic triple net lease, whereby the terms require the tenant to reimburse Fund IX-X-XI-REIT Associates for certain operating expenses, as defined in the lease, related to the building.

On March 22, 1999, Fund IX-X-XI-REIT Associates purchased a four-acre tract of vacant land adjacent to the Iomega Building for a gross purchase price of $212,000. The Partnership funded this acquisition and related land improvement costs and, accordingly, was credited with a capital contribution to Fund IX-X-XI-REIT Associates of $874,625. This site was developed as additional parking and a loading-dock area, including 400 new parking stalls and new site work for truck maneuver, and was completed on July 31, 1999. Iomega Corporation has extended its lease term through April 30, 2009 and, in connection therewith, will pay additional base rent of $113,700.

The average effective annual rental per square foot at the Iomega Building was $6.36 for 2002, $6.22 for 2001 and 2000 and $5.18 for 1999, the first year of ownership.

ITEM 3.    LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during the fourth quarter of 2002.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 2002.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II

ITEM 5.    MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

The offering for sale of Units in the Partnership terminated on December 30, 1996, at which time the Partnership had 2,935,931 outstanding Class A Units held by a total of 1,841 Limited Partners and 564,069 outstanding Class B Units held by a total of 257 Limited Partners. As of February 28, 2003, the Partnership had 3,165,583 outstanding Class A Units held by a total of 1,920 Limited Partners and 334,417 outstanding Class B Units held by a total of 199 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Because fiduciaries of retirement plans subject to ERISA are required to determine the value of the assets of such retirement plans on an annual basis, the General Partners are required under the Partnership Agreement to report estimated Unit values to the Limited Partners each year in the Partnership’s annual Form 10-K. The methodology to be utilized for determining such estimated Unit values under the Partnership Agreement requires the General Partners to estimate the amount a Unit holder would receive if the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without reduction for selling expenses) were distributed to the Limited Partners in liquidation of the Partnership. Utilizing this methodology, the General Partners have estimated Unit valuations, based upon their estimates of property values as of December 31, 2002, to be approximately $8.90 per Class A Unit and $13.74 per Class B Unit, based upon market conditions existing in early December 2002. In connection with these estimated valuations, the General Partners obtained an opinion from David L. Beal Company, an independent MAI appraiser, to the effect that such estimates of value were reasonable; however, due to the inordinate expense involved in obtaining appraisals for all of the Partnership’s properties, no actual appraisals were obtained. Accordingly, these estimates should not be viewed as an accurate reflection of the values of the Limited Partners’ Units, what a Limited Partner might be able to sell his Units for, or the fair market value of the Partnership’s properties, nor do they represent the amount of net proceeds Limited Partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. The valuations performed by the General Partners are estimates only, and are based a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline in the future. Further, as set forth above, no appraisals have or will be obtained. For these reasons, the estimated Unit valuations set forth above should not be used by or relied upon by investors, other than fiduciaries of retirement plans for limited ERISA reporting purposes, as any indication of the fair market value of their Units.

Class A Limited Partners are entitled to a distribution from Net Cash From Operations, as defined in the Partnership Agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per Unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Class A Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to Limited Partners holding Class B Units. Holders of Class A Units will, except in limited circumstances, be allocated none of the Partnership’s net loss, depreciation, and amortization deductions. These deductions will be allocated to the Class B Units, until their capital account balances have been reduced to zero. No distributions have been made to the General Partners as of December 31, 2002.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners select to have their cash distributed monthly. Cash distributions made to Class A Limited Partners during 2002 and 2003 were as follows:

Distribution for Quarter Ended	Total Cash Distributed	Per Class A Unit Investment Income	Per Class A Unit Return of Capital
March 31, 2001	$700,078	$0.22	$0.00
June 30, 2001	$739,232	$0.21	$0.04
September 30, 2001	$738,896	$0.14	$0.09
December 31, 2001	$744,902	$0.15	$0.09
March 31, 2002	$706,487	$0.12	$0.11
June 30, 2002	$688,709	$0.12	$0.10
September 30, 2002	$710,523	$0.12	$0.10
December 31, 2002	$712,256	$0.12	$0.10

The partnership’s distributions to holders of Class A Units for the year ended December 31, 2002 were paid in February 2003 from investment income and a return of capital. No cash distributions were paid to holders of Class B Units in 2002.

ITEM 6.    SELECTED FINANCIAL DATA.

The following sets forth a summary of the selected financial data as of and for the fiscal year ended December 31, 2002, 2001, 2000, 1999 and 1998:

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

	2002	2001	2000	1999	1998
Total assets	$24,566,076	$25,871,459	$27,001,398	$27,944,553	$29,211,164
Total revenues	1,652,807	1,874,290	1,836,768	1,593,734	1,561,456
Net income	1,535,132	1,768,474	1,758,676	1,490,331	1,449,955
Net loss allocated to General Partners	0	0	0	0	0
Net income allocated to Class A Limited Partners	1,535,132	1,768,474	2,858,806	2,713,636	2,597,938
Net loss allocated to Class B Limited Partners	0	0	(1,100,130)	(1,223,305)	(1,147,983)
Net income per weighted average Class A Limited Partner Unit (1)	$0.49	$0.57	$0.93	$0.88	$0.89
Net loss per weighted average Class B Limited Partner Unit (1)	0.00	0.00	(2.67)	(2.18)	(2.72)
Cash distributions per weighted average Class A Limited Partner unit: (1)
Investment income	0.48	0.72	0.91	0.82	0.89
Return of capital	0.41	0.22	0.00	0.00	0.00

(1)	Weighted average units are calculated by averaging units over the period outstanding during which such units were sold to and/or converted by the Limited Partners.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION.

(a) Forward–Looking Statements

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report including lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements, leasing commissions or other capital expenditures or lease-up costs out of operating cash flow

(b) Results of Operations

Gross Revenues

Gross revenues of the Partnership were $1,652,807, $1,874,290, and $1,836,768 for the years ended December 31, 2002, 2001, and 2000, respectively. The 2002 decrease from 2001, and the 2001 decrease from 2000, resulted primarily from the corresponding changes in equity in income of joint ventures described below.

Equity In Income of Joint Ventures—Operations

Gross Revenues of Joint Ventures

Gross revenues of the joint ventures in which the Partnership holds an interest decreased in 2002, as compared to 2001, primarily due to a decrease in operating cost reimbursement billings to tenants of Cirrus Logic, US Cellular, and 360 Interlocken. GAIAM, a tenant at the 360

Interlocken Building renewed its lease in April 2002. Pursuant to the terms of the lease, the first lease year will be considered a base year; accordingly, operating reimbursement billings to the GAIAM Group will begin in 2003. Gross revenues remained relatively stable for 2001, as compared to 2000.

Expenses of Joint Ventures

The expenses of the joint ventures in which the Partnership holds an interest remained relatively stable for 2002, as compared to 2001 and 2000.

Expenses

Total expenses of the Partnership were $117,675, $105,816, and $78,092 for the years ended December 31, 2002, 2001, and 2000. The increases in expenses for 2002 from 2001, and for 2001 from 2000 resulted primarily from an increase in administrative salaries during the respective periods.

As a result, net income of the Partnership was $1,535,132, $1,768,474 and $1,758,676 for the years ended December 31, 2002, 2001 and 2000, respectively.

(c) Liquidity and Capital Resources

Cash Flows Used In Operating Activities

Net cash flows used in operating activities was $100,755, $101,573, and $66,145 for the years ended December 31, 2002, 2001, and 2000, respectively. Net cash flows used in operating activities remained relatively stable in 2002, as compared to 2001; whereas, the 2001 increase from 2000 resulted primarily from an increase in Tennessee Partnership franchise and excise taxes, which were incurred for the first time in 2001, and an increase in administrative salaries.

Cash Flows From Investing Activities

Net cash flows provided by investing activities was $2,977,377, $2,978,785, and $2,786,972 for the years ended December 31, 2002, 2001, and 2000, respectively, which is reflective of the income generated by the Partnership from its investments in joint ventures during the corresponding accounting periods; the Partnership receives distributions from joint ventures based on the cash generated during each immediately preceding quarterly accounting period.

Cash Flows Used in Financing Activities

Net cash flows used in financing activities was $2,850,620, $2,897,286, and $2,707,684 for 2002, 2001, and 2000, respectively. The changes in net cash flows used in financing activities resulted from the corresponding changes in cash generated by joint ventures described above.

Distributions

The Partnership made distributions to the limited partners holding Class A units of $0.89 per unit, $0.94 per unit and $0.91 per unit for the years ended December 31, 2002, 2001 and 2000, respectively. Such distributions have been made from net cash from operations and distributions received from investments in joint ventures. No distributions have been made to the limited partners holding Class B units or to the General Partners.

The General Partners anticipate that distributions per unit to limited partners holding Class A Units will continue in 2003. Distributions accrued for the fourth quarter of 2002 to the limited partners holding Class A Units were paid in February 2003. No cash distributions were made to limited partners holding Class B Units.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. Other than those mentioned above, the General Partners are unaware of any specific need requiring capital resources.

(d) Related-Party Transactions

Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, receives compensation for supervising the management of the Partnership’s properties owned through joint ventures equal to: (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $188,593, $209,345 and $212,225, for the years ended December 31, 2002, 2001, and 2000, respectively.

Administration Reimbursements

Wells Capital, Inc. performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. During 2002, 2001, and 2000 the Partnership reimbursed $41,931, $40,866, and $27,750, respectively, to Wells Capital, Inc. and its affiliates for these services. See Note 7 to the financial statements included with this report for a summary of the Partnership’s administrative costs.

Conflicts of Interests

The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

(e) Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.

(f) Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies that management considers to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. Additional discussion of accounting policies that management considers to be significant, including further discussion of the critical accounting policies described below, is presented in Note 1 to the Partnership’s financial statements included in this report.

Investment in Real Estate Assets

The Partnership’s management is required to make subjective assessments as to the useful lives of its depreciable assets. The Partnership considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Partnership’s assets by class are as follows:

Building	25 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership at December 31, 2002 and 2001.

Projections of expected future cash flows requires management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets held by the joint ventures and net income of the Partnership.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not borrow any money or make any foreign investments, it is not subject to risks relating to interest rate or foreign currency exchange rate fluctuations.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II—OTHER INFORMATION

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Financial Statements of the Registrant and supplementary data are detailed under Item 15 (a) and filed as part of the report on the pages indicated.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Partnership’s independent public accountants during the two years ended December 31, 2002.

On May 16, 2002, the general partners dismissed Arthur Andersen LLP (Andersen) as the Partnership’s independent public accountants effective immediately.

Andersen’s reports on the financial statements of the Partnership for the year ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2001 and 2000 and through the date of Andersen’s dismissal, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on the financial statements of the Partnership for such year and there were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

On July 3, 2002, the Partnership engaged Ernst & Young, LLP (Ernst & Young) to audit the financial statements of the Partnership, effective immediately. During the fiscal year ended December 31, 2001, and through the date of appointment of Ernst & Young as the Partnership’s independent public accountants, the Partnership did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Partnership, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10.    General Partners of the Partnership

Wells Partners, L.P. The sole General Partner of Wells Partners, L.P. is Wells Capital, Inc., a Georgia corporation (“Wells Capital”). The executive offices of Wells Capital, Inc. are located 6200 The Corners Parkway, Norcross, Georgia 30092.

Leo F. Wells, III. Mr. Wells is a resident of Atlanta, Georgia, is 59 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President, sole Director and sole shareholder of Wells Real Estate Funds, Inc., which is the parent company of Wells Capital, Wells & Associates, Inc., Wells Management Company, Inc. and Wells Investment Securities, Inc. Mr. Wells is the President and sole Director of Wells Capital, Inc. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as the principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc., all of which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company, and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

Item 11.    Compensation of General Partners and Affiliates.

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2002:

Name of Individual or Number in Group	Capacities in Which Served Form of Compensation	Cash Compensation
Wells Management Company, Inc.	Property Manager-Management and Leasing Fees	$188,593(1)

(1)	These fees are not paid directly by the Partnership, but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees. The Partnership does not own any properties directly. Accordingly, these fees are payable to Wells Management, Inc. by the joint ventures described in Item 1 and represent the Partnership’s ownership interest in amounts attributable to the properties owned directly by these joint ventures for services rendered during 2002. Some of these fees were accrued for accounting purposes in 2001, however, were not paid until January 2003.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2002.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Class A Units	Leo F. Wells, III	2,128.705 Units (IRA, 401(k) and Profit Sharing)	Less than 1%
Class B Units	Leo F. Wells, III	26.797 Units (IRA, 401(k) and Profit Sharing)	Less than 1%

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sales proceeds for the year ended December 31, 2002.

Property Management and Leasing Fees.

Wells Management Company, Inc., an affiliate of the General Partners, receives compensation for supervising the management of the Partnership’s properties owned through joint ventures equal to the lesser of (A) (i) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term (ten or more years) net basis, 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (B) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area.

Wells Management Company, Inc. has received $188,593 in property management and leasing fee compensation for services rendered during the year ended December 31, 2002.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 2002.

Expense Reimbursement

See Note 7 to the Partnership’s financial statements included with this report for a description of the administrative costs and reimbursements made to the General Partners and their affiliates during the year ended December 31, 2002.

ITEM 14.    CONTROLS AND PROCEDURES

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

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.	The Financial Statements are contained on Pages F-2 through F-65 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a) 2.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b)	No reports on Form 8-K were filed with the Commission during the fourth quarter of 2002.

(c)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)	Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IX, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

March 31, 2003	/S/	LEO F. WELLS, III

Leo F. Wells, III President

March 31, 2003	/S/	DOUGLAS P. WILLIAMS

Douglas P. Williams Principal Financial Officer of Wells Capital, Inc

CERTIFICATIONS

I, Leo F. Wells, III, certify that:

1.	I have reviewed this annual report on Form 10-K of the Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate general partner of the General Partner:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By:	/s/	LEO F. WELLS, III

Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

I, Douglas P. Williams, certify that:

1.	I have reviewed this annual report on Form 10-K of the Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate general partner of the General Partner:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By:	/s/	DOUGLAS P. WILLIAMS

Douglas P. Williams Principal Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS, WHICH HAVE NOT BEEN REGISTERED PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

EXHIBIT INDEX

TO

2002 FORM 10-K

OF

WELLS REAL ESTATE FUND IX, L.P.

        The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number		Description of Document

*3	(a)

Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund IX, L.P. (Exhibit 3(a) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*3	(b)

Certificate of Limited Partnership of Wells Real Estate Fund IX, L.P. (Exhibit 3(c) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(a)

Leasing and Tenant Coordinating Agreement between Wells Real Estate Fund IX, L.P. and Wells Management Company, Inc. (Exhibit 10(d) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(b)

Management Agreement between Wells Real Estate Fund IX, L.P. and Wells Management Company, Inc. (Exhibit 10(e) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(c)

Amended and Restated Custodial Agency Agreement between Wells Real Estate Fund IX, L.P. and NationsBank of Georgia, N.A. (Exhibit 10(f) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(d)

Joint Venture Agreement of Fund VIII and Fund IX Associates dated June 10, 1996 (Exhibit 10(aa) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(e)

Agreement for the Purchase and Sale of Real Property dated April 23, 1996, between American Family Mutual Insurance Company and Wells Capital, Inc. (Exhibit 10(bb) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

Exhibit Number		Description of Document

*10	(f)

Agreement to Lease dated June 18, 1996, between Fund VIII and IX Associates and Westel-Milwaukee, Inc., d/b/a Cellular One (Exhibit 10(cc) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(g)

Development Agreement dated June 18, 1996, between Fund VIII and Fund IX Associates and ADEVCO Corporation (Exhibit 10(dd) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(h)

Owner-Contractor Agreement dated June 18, 1996, with Kraemer Brothers, Inc. (Exhibit 10(ee) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(i)

First Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated October 10, 1996 (Exhibit 10(ii) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(j)

Agreement for the Purchase and Sale of Property dated October 10, 1996, between TCI Valwood Limited Partnership I and Fund VIII and Fund IX Associates (Exhibit 10(ff) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(k)

Build to Suite Industrial Lease Agreement dated November 1, 1995, between Industrial Developments International, Inc. and TCI Central, Inc., as amended July 16, 1996 and August 29, 1996 (Exhibit 10(gg) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(l)

Assignment and Assumption of Lease dated October 10, 1996, between TCI Valwood Limited Partnership I and The Bank of New York, as Agent for Fund VIII and Fund IX Associates (Exhibit 10(hh) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(m)

Real Estate Option Agreement dated December 9, 1996, between The Development Corporation of Knox County and Wells Real Estate Fund IX, L.P. (Exhibit 10(jj) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(n)

Lease Agreement for the ABB Building dated December 10, 1996, between Wells Real Estate Fund IX, L.P. and ABB Flakt, Inc. (Exhibit 10(kk) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

Exhibit Number		Description of Document

*10	(o)

Development Agreement relating to the ABB Building dated December 10, 1996, between Wells Real Estate Fund IX, L.P. and ADEVCO Corporation (Exhibit 10(ll) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(p)

Owner-Contractor Agreement relating to the ABB Building dated November 1, 1996, between Wells Real Estate Fund IX, L.P. and Integra Construction, Inc. (Exhibit 10(mm) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(q)

Second Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated January 7, 1997 (Exhibit 10(ii) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(r)

Agreement for the Purchase and Sale of Property with Magellan Bake Parkway Limited Partnership dated December, 1996 (Exhibit 10(jj) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(s)

Office Lease with Matsushita Avionics Systems Corporation dated April 29, 1996 (Exhibit 10(kk) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(t)

Third Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated February 18, 1997 (Exhibit 10(ll) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(u)

Agreement for the Purchase and Sale of Property with Orix Prime West Broomfield II Venture dated February 5, 1997 (Exhibit 10(mm) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(v)	Lease with Cirrus Logic, Inc. dated July 5, 1995 (Exhibit 10(nn) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(w)

Joint Venture Agreement of Fund IX and Fund X Associates dated March 20, 1997 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10	(x)

Agreement for the Purchase and Sale of Real Property relating to the Lucent Technologies Building dated May 30, 1997, between Fund IX and Fund X Associates and Wells Development Corporation (Exhibit 10(k) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

Exhibit Number		Description of Document

*10	(y)

Net Lease Agreement for the Lucent Technologies Building dated May 30, 1997, between Wells Development Corporation and Lucent Technologies, Inc. (Exhibit 10(l) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10	(z)

Development Agreement relating to the Lucent Technologies Building dated May 30, 1997, between Wells Development Corporation and ADEVCO Corporation (Exhibit 10(m) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10	(aa)

First Amendment to Net Lease Agreement for the Lucent Technologies Building dated March 30, 1998 (Exhibit 10.10(a) to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(bb)

Amended and Restated Joint Venture Agreement of The Fund IX, Fund X, Fund XI and REIT Joint Venture (the “IX-X-XI-REIT Joint Venture”) dated July 11, 1998 (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(cc)

Agreement for the Purchase and Sale of Real Property relating to the Ohmeda Building dated November 14, 1997 between Lincor Centennial, Ltd. and Wells Real Estate Fund X, L.P. (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(dd)

Agreement for the Purchase and Sale of Property relating to the 360 Interlocken Building dated February 11, 1998 between Orix Prime West Broomfield Venture and Wells Development Corporation (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(ee)

Purchase and Sale Agreement relating to the Iomega Building dated February 4, 1998 with SCI Development Services Incorporated (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(ff)

Lease Agreement for the Iomega Building dated April 9, 1996 (Exhibit 10.12 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(gg)

Temporary Lease Agreement for remainder of the ABB Building dated September 10, 1998 between the IX-X-XI-REIT Joint Venture and Associates Housing Finance, LLC (Exhibit 10.35 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(hh)

Rental Income Guaranty Agreement relating to the Bake Parkway Building dated February 18, 1999, between Wells Operating Partnership, L.P. and Fund VIII and Fund IX Associates (Exhibit 10.53 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

Exhibit Number		Description of Document

*10	(ii)

Joint Venture Partnership Agreement of Fund VIII-IX-REIT Joint Venture (Exhibit 10.47 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10	(jj)

Lease Agreement for the Quest Building (formerly the Bake Parkway Building) (Exhibit 10.51 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10	(kk)

First Amendment to Lease Agreement with United States Cellular Operating Company, d/b/a Cellular One, dated October 31, 2001 (Exhibit 10(rr) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2001, Commission File No. 0-27888)

99.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT AUDITORS

The Partners

Wells Real Estate Fund IX, L.P.

We have audited the accompanying balance sheet of Wells Real Estate Fund IX, L.P. (a Georgia public limited partnership) as of December 31, 2002 and the related statements of income, partners’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Wells Real Estate Fund IX, L.P. as of December 31, 2001, and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations and whose report dated January 25, 2002 expressed an unqualified opinion on those financial statements before the restatement adjustments and disclosures described in Note 1.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund IX, L.P. at December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of Wells Real Estate Fund IX, L.P. as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been restated. We audited the adjustments described in Note 1 that were applied to restate the 2001 and 2000 financial statements. Our procedures included (a) agreeing the restatement adjustment amounts to the corresponding accounts maintained in the underlying records of the Partnership, and (b) testing the application of the adjustments to the previously reported amounts. In our opinion, such adjustments are appropriate and have been properly applied. Additionally, as described in Note 1, these financial statements have been revised to include disclosure of the number of Class A weighted average limited partner units outstanding for the years ended December 31, 2001 and 2000 and the number of Class B weighted average limited partner units outstanding for the year ended December 31, 2000 on the statements of income. Our procedures with respect to this disclosure included (a) recalculating the number of Class A weighted average limited partner units outstanding for the years ended December 31, 2001 and 2000 by dividing the net income amount allocated to Class A limited partners, previously reported on the statements of income in 2001 and 2000, by the amount of net income per weighted average Class A limited partner unit, previously reported on the statements of income in 2001 and 2000 and (b) dividing the net loss amount allocated to Class B limited partners, previously reported on the statement of income in 2000 by the amount of net loss per weighted average Class B limited partner unit, previously reported on the statement of income in 2000. In our opinion, the disclosure of the number of Class A weighted average limited partner units outstanding on the statements of income for the years ended December 31, 2001 and 2000 and the number of Class B weighted average limited partner units outstanding on the statement of income for the year ended December 31, 2000 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Wells Real Estate Fund IX, L.P. other than with respect to such restatement adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/    ERNST & YOUNG LLP

Atlanta, Georgia

January 24, 2003

(The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the financial statements of Wells Real Estate Fund IX, L.P. for the fiscal year ended December 31, 2001 included in the previous year’s Form 10-K filing. This audit report has not been reissued by Arthur Andersen in connection with the filing of this form 10-K for the fiscal year ended December 31, 2002.)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Fund IX, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND IX, L.P. (a Georgia public limited partnership) as of December 31, 2001 and 2000 and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia

January 25, 2002

WELLS REAL ESTATE FUND IX, L.P.

(a Georgia Public Limited Partnership)

BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS
INVESTMENT IN JOINT VENTURES	$23,831,037	$24,980,158
DUE FROM JOINT VENTURES	612,483	792,318
CASH AND CASH EQUIVALENTS	121,265	95,263
DEFERRED PROJECT COSTS	1,291	3,720

Total assets	$24,566,076	$25,871,459

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Partnership distributions payable	$712,257	$744,902
Accounts payable and accrued expenses	14,831	4,726

Total liabilities	727,088	749,628

COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL:
Limited partners:
Class A—3,165,583 units and 3,316,429 units issued and outstanding as of December 31, 2002 and 2001 respectively	23,838,988	25,121,831
Class B—334,417 units and 363,571 units issued and outstanding as of December 31, 2002 and 2001, respectively	—	—

Total partners’ capital	23,838,988	25,121,831

Total liabilities and partners’ capital	$24,566,076	$25,871,459

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

(a Georgia Public Limited Partnership)

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	2002	2001	2000
REVENUES:
Equity in income of Joint Ventures	$1,645,992	$1,870,378	$1,829,216
Other income	6,815	3,912	7,552

	1,652,807	1,874,290	1,836,768

EXPENSES:
Partnership administration	95,141	76,598	47,396
Legal and accounting	14,839	14,573	18,823
Amortization of organization costs	—	—	—
Other general and administrative	7,695	14,645	11,873

	117,675	105,816	78,092

NET INCOME	$1,535,132	$1,768,474	$1,758,676

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$1,535,132	$1,768,474	$2,858,806

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$—	$—	$(1,100,130)

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.49	$0.57	$0.93

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$(2.67)

DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.89	$0.94	$0.91

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	3,149,641	3,117,878	3,088,157

CLASS B			411,844

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 1999	3,072,322	$26,114,657	427,678	$1,201,850	$27,316,507
Net income (loss)	—	2,858,806	—	(1,100,130)	1,758,676
Partnership distributions	—	(2,798,719)	—	—	(2,798,719)
Class B conversion elections	37,837	101,720	(37,837)	(101,720)	—

BALANCE, December 31, 2000	3,110,159	26,276,464	389,841	—	26,276,464
Net income	—	1,768,474	—	—	1,768,474
Partnership distributions	—	(2,923,107)	—	—	(2,923,107)
Class B conversion elections	26,270	—	(26,270)	—	—

BALANCE, December 31, 2001	3,136,429	25,121,831	363,571	—	25,121,831
Net income	—	1,535,132	—	—	1,535,132
Partnership distributions	—	(2,817,975)	—	—	(2,817,975)
Class B conversion elections	29,154	—	(29,154)	—	—

BALANCE, December 31, 2002	3,165,583	$23,838,988	334,417	$—	$23,838,988

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,535,132	$1,768,474	$1,758,676

Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(1,645,992)	(1,870,378)	(1,829,216)
Amortization of organizational costs		—	—
Changes in assets and liabilities:
Accounts receivable	—	1,458	(1,458)
Accounts payable and accrued expenses	10,105	(1,127)	5,853

Total adjustments	(1,635,887)	(1,870,047)	(1,824,821)

Net cash used in operating activities	(100,755)	(101,573)	(66,145)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Joint Ventures	(48,000)	—	(44,357)
Distributions received from Joint Ventures	3,025,377	2,978,785	2,831,329

Net cash provided by investing activities	2,977,377	2,978,785	2,786,972

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners from accumulated earnings	(1,609,524)	(1,989,546)	(2,707,684)
Distributions to partners in excess of accumulated earnings	(1,241,096)	(907,740)	—

Net cash used in financing activities	(2,850,620)	(2,897,286)	(2,707,684)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,002	(20,074)	13,143
CASH AND CASH EQUIVALENTS, beginning of year	95,263	115,337	102,194

CASH AND CASH EQUIVALENTS, end of year	$121,265	$95,263	$115,337

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Joint venture distributions receivable	$612,483	$792,318	$714,195

Deferred project costs contributed to Joint Ventures	$2,429	$—	$1,765

Partnership distributions payable	$712,257	$744,902	$719,081

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Wells Real Estate Fund IX, L.P. (the “Partnership”) is a public limited partnership organized on August 15, 1994 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership. The Partnership began offering units for sale in the beginning of 1996. Upon subscription, limited partners elect to have their units treated as either Class A units or Class B units. Upon subscription for units, each limited partner must elect whether to have his or her units treated as Class A units or Class B units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as Class A units or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, are currently under development or construction, are newly constructed, or have operating histories.

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells entities (the “Joint Ventures”). As of September 30, 2002, the Partnership owned interests in the following 9 properties through the affiliated Joint Ventures listed below:

Joint Venture	Joint Venture Partners	Properties
Fund VIII-Fund IX Associates	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.

1.      US Cellular Building

       A four-story office building

       located in Madison, Wisconsin

2.      AT&T-Texas Building

       A one-story office building in

       Farmer’s Branch, Texas

3.      Cirrus Logic Building

      A two-story office building in

      Boulder County, Colorado

Fund VIII-IX-REIT Associates	• Fund VIII –Fund IX Associates • Wells Operating Partnership, L.P.*	4. Quest Building A two-story office building located in Irvine, California

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund IX-X-XI-REIT Associates	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Wells Operating Partnership, L.P.*

5.      Alstom Power-Knoxville Building

      A three-story office building

      in Knoxville, Tennessee

6.      360 Interlocken Building

      A three-story office building

      located in Boulder County,

      Colorado

7.      Avaya Building

      A one-story office building

       located in Oklahoma City,

       Oklahoma

8.      Iomega Building

      A single-story warehouse and

      office building located in Ogden,

      Weber County, Utah

9.      Ohmeda Building

      A two-story office building located

      in Louisville, Boulder County,

      Colorado

*	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Taxes

The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

Distributions of Net Cash From Operations

Cash available for distribution, as defined by the partnership agreement, is distributed to the limited partners quarterly. In accordance with the partnership agreement, such distributions are paid first to limited partners holding Class A units until they have received a 10% per annum return on their net capital contributions, as defined. Then, such distributions are paid to the general partners until they have received 10% of the total amount distributed to date Any remaining cash available for distribution is split between the limited partners holding Class A units and the general partners on a basis of 90% and 10%, respectively. No cash distributions will be made to the limited partners holding Class B units.

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Distribution of Sales Proceeds

Upon sales of properties, the net sales proceeds will be distributed in the following order:

•	To limited partners holding units, which at any time have been treated as Class B units, until they receive an amount necessary to equal the net cash available for distribution received by the limited partners holding Class A units

•	To limited partners on a per unit basis until each limited partner has received 100% of his/her net capital contribution, as defined

•	To all limited partners on a per unit basis until they receive a cumulative 10% per annum return on their net capital contribution, as defined

•	To limited partners on a per unit basis until they receive an amount equal to their preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class A units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class B units)

•	To all general partners until they have received 100% of their capital contributions; in the event that limited partners have received aggregate cash distributions from the Partnership over the life of their investment in excess of a return of their net capital contributions plus their preferential limited partner return, then the general partners shall receive an additional sum equal to 25% of such excess

•	Thereafter, 80% to the limited partners on a per unit basis and 20% to the general partners

Allocation of Net Income, Net Loss, and Gain on Sale

Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding Class A units and 1% to the general partners.

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

Gain on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (i) allocations made pursuant to the qualified income offset provisions of the partnership agreement, (ii) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, and (iii) allocations to limited partners holding Class B units in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific Partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Investment in Joint Ventures

Basis of Presentation

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Partnership, as further described below.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreements, all income and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations is distributed to the joint venture partners on a quarterly basis.

Real Estate Assets

The Joint Ventures’ real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Ventures to date.

Revenue Recognition

The Joint Ventures’ leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Ventures for a pro rata share of operating costs incurred. All of the Joint Ventures’ leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent.

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Rental Income

The future minimum rental income due Fund VIII and IX Associates under noncancelable operating leases as of

December 31, 2002 is as follows:

Year ending December 31:
2003	$ 2,544,616
2004	2,544,616
2005	2,544,616
2006	2,556,283
2007	1,830,535
Thereafter	5,228,432

$17,249,098

Four tenants contributed approximately 52%, 29%, 18%, and 14% of rental income for the year ended December 31, 2002.

In addition, three tenants will contribute approximately 42%, 35%, and 23% of future minimum rental income.

Future minimum rental income due from Fund VIII, IX, and REIT Joint Venture under noncancelable operating leases at

December 31, 2002 is as follows:

Year ending December 31:
2003	$1,287,119
2004	107,260
2005	—
2006	—
2007	—
Thereafter	—

$1,394,379

One tenant contributed 100% of rental income for the year ended December 31, 2002. In addition, one tenant will contribute 100% of future minimum rental income.

The future minimum rental income due Fund IX, X, XI, and REIT Joint Venture under noncancelable operating leases at December 31, 2002 is as follows:

Year ended December 31:
2003	$ 4,193,500
2004	4,119,454
2005	2,723,513
2006	2,351,958
2007	2,192,200
Thereafter	771,839

$16,352,464

Four tenants contributed 24%, 23%, 12%, and 12% of rental income for the year ended December 31, 2002. In addition, four tenants will contribute 35%, 21%, 19%, and 13% of future minimum rental income.

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Prepaid Assets and Other Assets

Prepaid expenses and other assets of the Joint Ventures is comprised primarily of deferred leasing costs and refundable security deposits. Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the corresponding balance sheets. Pursuant to the respective leases, the joint ventures may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

Restatement Adjustments and Disclosures

The Joint Ventures have historically reported property operating costs net of reimbursements from tenants as an expense in their statements of income. These costs include property taxes, property insurance, utilities, repairs and maintenance, management fees and other expenses related to the ownership and operation of the properties that are required to be reimbursed by the properties’ tenants in accordance with the terms of their leases. In response to FASB Emerging Issues Task Force consensus reached in November 2001, the Joint Ventures now present these reimbursements as revenue and the gross property operating costs as expenses. Since this presentation does not impact the amount of reimbursements received or property operating costs incurred and requires equal adjustments to revenues and expenses, the adoption of this guidance has no impact on the financial position, net income, or cash flows of the Partnership or its Joint Ventures.

The joint venture statements of income presented in Note 4 have been restated to reflect the effects of this revised presentation.

Furthermore, the statements of income of the Partnership for the years ended December 31, 2001 and 2000 have been revised to include disclosure of Class A weighted average limited partner units outstanding for the years ended December 31, 2001 and 2000 and the statements of income for the year ended December 31, 2000 have been revised to include disclosure of Class B weighted average limited partner units outstanding for the year ended December 31, 2000.

Cash and Cash Equivalents

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

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

2.    DEFERRED PROJECT COSTS

The Partnership pays a percentage of limited partner contributions to Wells Capital, Inc. (the “Company”), the general partner of Wells Partners, for acquisition and advisory services. These payments, as stipulated by the partnership agreement, can be up to 5% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid through December 31, 2002 were $1,390,055 and amounted to 4% of the limited partners’ contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the joint venture. Deferred project costs at December 31, 2002 and 2001 represent fees not yet applied to properties.

3.    RELATED-PARTY TRANSACTIONS

Due from Joint Ventures at December 31, 2002 and 2001 represents the Partnership’s share of cash to be distributed from its joint venture investments for the fourth quarters of 2002 and 2001 as follows:

	2002	2001
Fund VIII and IX Associates	$389,771	$412,162
Fund IX, X, XI, and REIT Joint Venture	222,712	380,156

	$612,483	$792,318

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners. In consideration for supervising the management and leasing of the Partnership’s properties, the joint ventures pay Wells Management management and leasing fees equal to: (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Joint Ventures incurred management and leasing fees and lease acquisition costs of $188,593, $209,345 and $212,225, for the years ended December 31, 2002, 2001, and 2000, respectively.

The Company performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses. During 2002, 2001, and 2000 the Partnership reimbursed $41,931, $40,866, and $27,750 to Wells Capital, Inc. and its affiliates for these services.

The general partners are also general partners in other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners for other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

4.     INVESTMENT IN JOINT VENTURES

The Partnership’s investment and percentage ownership in the Joint Ventures at December 31, 2002 and 2001 are summarized as follows:

	2002		2001
	Amount	Percent	Amount	Percent
Fund VIII and IX Associates	$10,655,027	45%	$11,381,653	45%
Fund IX, X, XI, and REIT Joint Venture	13,176,010	39	13,598,505	39

	$23,831,037		$24,980,158

The following is a roll forward of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2001 and 2001.

	2002	2001
Investment in Joint Ventures, beginning of year	$24,980,158	$26,166,688
Equity in income of Joint Ventures	1,645,992	1,870,378
Contributions to Joint Ventures	50,429	—
Distributions from Joint Ventures	(2,845,542)	(3,056,908)

Investment in Joint Ventures, end of year	$23,831,037	$24,980,158

Fund VIII and IX Associates

On June 10, 1996, the Partnership entered into a joint venture with Wells Real Estate Fund VIII, L.P. (“Wells Fund VIII”). The joint venture, Fund VIII and IX Associates, was formed to acquire, develop, operate, and sell real properties. On June 17, 1996, the joint venture purchased a 7.09-acre parcel of land in Madison, Wisconsin. The parcel was developed and commenced operations as the U.S. Cellular Building in 1997. On October 10, 1996, the joint venture purchased a 40,000-square foot, one-story office building, known as the TCI Building, in Farmers Branch, Texas. On January 10, 1997, the joint venture purchased a 63,417-square foot, two-story office building, known as the Matsushita Building, in Orange County, California. On February 20, 1997, the joint venture purchased a two-story partially completed office building, known as the Cirrus Logic Building, in Boulder County, Colorado. Construction of the 49,460-square foot building was completed and commenced operations in 1997.

On June 15, 2000, Fund VIII and IX Associates entered into a joint venture with Wells OP. The joint venture, Fund VIII, IX, and REIT Joint Venture, was formed to acquire, develop, operate, and sell real properties. On July 1, 2000, Fund VIII and IX contributed, at cost, the Quest building (formerly the Matsushita Building) to the joint venture. The Quest Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4-acre tract of land in Irvine, California.

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Following is selected financial information for Fund VIII and IX Associates:

Fund VIII and IX Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

Assets	2002	2001
Real estate assets, at cost:
Land	$2,503,586	$2,503,586
Building and improvements, less accumulated depreciation of $6,026,055 in 2002 and $4,966,747 in 2001	14,493,375	15,552,683

Total real estate assets	16,996,961	18,056,269
Investment in joint venture	5,808,502	6,341,285
Cash and cash equivalents	1,008,814	845,779
Accounts receivable	733,336	827,141
Due from affiliates	257,174	249,982
Prepaid expenses and other assets, net	70,123	98,053

Total assets	$24,874,910	$26,418,509

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$862,236	$911,797
Accounts payable	304,724	292,194
Deferred rent	136,583	—
Due to affiliates	—	35,691

Total liabilities	1,303,543	1,239,682

Partners’ capital:
Wells Real Estate Fund VIII	12,916,340	13,797,174
Wells Real Estate Fund IX	10,655,027	11,381,653

Total partners’ capital	23,571,367	25,178,827

Total liabilities and partners’ capital	$24,874,910	$26,418,509

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund VIII and IX Associates

(A Georgia Joint Venture)

Statements of Income

for the Years Ended December 31, 2002, 2001, and 2000

	2002	2001		2000
Revenues:
Rental income	$2,479,580	$2,466,165		$2,804,167
Reimbursement income (1)	627,153	923,329	(1)	904,948	(1)
Equity in income of joint venture	511,492	477,061		285,006
Interest income	8,661	21,027		34,741
Other income	6,264	1,147		5,913

	3,633,150	3,888,729		4,034,775

Expenses:
Depreciation	1,059,308	1,059,308		1,167,145
Management and leasing fees	174,630	207,656		203,445
Property administration expenses	56,380	47,608		47,482
Legal and accounting	28,554	15,133		14,500
Operating costs	663,959	744,504		867,566

	1,982,831	2,074,209		2,300,138

Net income	$1,650,319	$1,814,520		$1,734,637

Net income allocated to Wells Real Estate Fund VIII	$904,320	$994,298		$950,525

Net income allocated to Wells Real Estate Fund IX	$745,999	$820,222		$784,112

(1)	Amounts have been restated to reflect tenant reimbursements of $923,329 in 2001 and $904,948 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement Adjustments and Disclosures section of Note 1.

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund VIII and IX Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the Years Ended December 31, 2002, 2001, and 2000

	Wells Real Estate Fund VIII	Wells Real Estate Fund IX	Total Partners’ Capital
Balance, December 31, 1999	$15,281,716	$12,606,292	$27,888,008
Net income	950,525	784,112	1,734,637
Partnership distributions	(1,626,229)	(1,341,519)	(2,967,748)

Balance, December 31, 2000	14,606,012	12,048,885	26,654,897
Net income	994,298	820,222	1,814,520
Partnership distributions	(1,803,136)	(1,487,454)	(3,290,590)

Balance, December 31, 2001	13,797,174	11,381,653	25,178,827
Net income	904,320	745,999	1,650,319
Partnership distributions	(1,785,154)	(1,472,625)	(3,257,779)

Balance, December 31, 2002	$12,916,340	$10,655,027	$23,571,367

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund VIII and IX Associates

(A Georgia Joint Venture)

Statements of Cash Flows

for the Years Ended December 31, 2002, 2001, and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$1,650,319	$1,814,520	$1,734,637

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint venture	(511,492)	(477,061)	(285,006)
Amortization of deferred leasing costs	30,267	40,505	35,386
Depreciation	1,059,308	1,059,308	1,167,145
Changes in assets and liabilities:
Accounts receivable	93,805	(213,696)	78,307
Prepaid expenses and other assets, net	(2,337)	—	2,779
Accounts payable	12,530	3,825	4,821
Deferred rent	136,583	—	—
Due to affiliates	(35,691)	6,273	(1,129)

Total adjustments	782,973	419,154	1,002,303

Net cash provided by operating activities	2,433,292	2,233,674	2,736,940

Cash flows from investing activities:
Distributions received from joint venture	1,037,083	869,854	158,835

Cash flows from financing activities:
Distributions to joint venture partners	(3,307,340)	(3,083,997)	(2,936,037)

Net increase (decrease) in cash and cash equivalents	163,035	19,531	(40,262)
Cash and cash equivalents, beginning of year	845,779	826,248	866,510

Cash and cash equivalents, end of year	$1,008,814	$845,779	$826,248

Supplemental disclosure of non-cash activities:
Real estate contributed to joint venture	$—	$—	$6,857,889

Partnership distributions payable	$862,236	$911,797	$705,204

Fund VIII, IX, and REIT Joint Venture

On June 15, 2000, Fund VIII and IX Associates entered into a joint venture with Wells OP to form the Fund VIII, IX, and REIT Joint Venture for the purpose of acquiring, developing, operating, and selling real properties.

On July 1, 2000, Fund VIII and IX contributed the Quest Building (formerly the Bake Parkway Building) to the joint venture. Fund VIII, IX, and REIT Joint Venture recorded the net assets of the Quest Building at an amount equal to the respective historical net book values. The Quest Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4-acre trace of land in Irvine, California. During 2000, Wells OP contributed $1,282,111 to the Fund VIII, IX, and REIT Joint Venture. Ownership interests were recomputed accordingly.

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Following is selected financial information for Fund VIII, IX, and REIT Joint Venture:

Fund VIII, IX, and REIT Joint Venture

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$2,220,993	$2,220,993
Building and improvements, less accumulated depreciation of $1,110,937 in 2002 and $649,436 in 2001	4,491,223	4,952,724

Total real estate assets	6,712,216	7,173,717
Cash and cash equivalents	281,228	297,533
Accounts receivable	109,170	164,835
Prepaid expenses and other assets, net	99,736	191,799

Total assets	$7,202,350	$7,827,884

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$303,926	$296,856
Accounts payable	758	676

Total liabilities	304,684	297,532

Partners’ capital:
Fund VIII and IX Associates	5,808,502	6,341,285
Wells Operating Partnership, L.P.	1,089,164	1,189,067

Total partners’ capital	6,897,666	7,530,352

Total liabilities and partners’ capital	$7,202,350	$7,827,884

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund VIII, IX, and REIT Joint Venture

(A Georgia Joint Venture)

Statements of Income

for the Years Ended December 31, 2002, 2001 and

the Period from July 1, 2000 (Inception) through December 31, 2001

	2002	2001		2000
Revenues:
Rental income	$1,207,998	$1,207,995		$563,049
Reimbursement income (1)	43,170	7,631	(1)	19,382	(1)
Interest income	2,655	729		—

	1,253,823	1,216,355		582,431

Expenses:
Depreciation	461,501	461,545		187,891
Management and leasing fees	145,382	142,735		54,395
Property administration expenses	24,229	22,278		5,692
Operating costs	15,309	22,957		24,560

	646,421	649,515		272,538

Net income	$607,402	$566,840		$309,893

Net income allocated to Fund VIII and IX Associates	$511,492	$477,061		$285,006

Net income allocated to Wells Operating Partnership, L.P.	$95,910	$89,779		$24,887

(1)	Amounts have been restated to reflect tenant reimbursements of $7,631 in 2001 and $19,382 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement Adjustments and Disclosures section of Note 1.

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund VIII, IX, and REIT Joint Venture

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the Years Ended December 31, 2002, 2001 and

the Period from July 1, 2000 (Inception) through December 31, 2001

	Fund VIII and IX Associates	Wells Operating Partnership, L.P.	Total Partners’ Capital
Balance, July 1, 2000 (inception)	$—	$—	$—
Net income	285,006	24,887	309,893
Partnership contributions	6,857,889	1,282,111	8,140,000
Partnership distributions	(307,895)	(30,447)	(338,342)

Balance, December 31, 2000	6,835,000	1,276,551	8,111,551
Net income	477,061	89,779	566,840
Partnership contributions	—	5,377	5,377
Partnership distributions	(970,776)	(182,640)	(1,153,416)

Balance, December 31, 2001	6,341,285	1,189,067	7,530,352
Net income	511,492	95,910	607,402
Partnership distributions	(1,044,275)	(195,813)	(1,240,088)

Balance, December 31, 2002	$5,808,502	$1,089,164	$6,897,666

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund VIII, IX, and REIT Joint Venture

(A Georgia Joint Venture)

Statements of Cash Flows

for the Years Ended December 31, 2002, 2001 and

the Period from July 1, 2000 (Inception) through December 31, 2001

	2002	2001	2000
Cash flows from operating activities:
Net income	$607,402	$566,840	$309,893

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	461,501	461,545	187,891
Amortization of deferred leasing costs	92,063	92,065	38,360
Changes in assets and liabilities:
Accounts receivable	55,665	32,967	(197,802)
Accounts payable	82	676	—

Total adjustments	609,311	587,253	28,449

Net cash provided by operating activities	1,216,713	1,154,093	338,342

Cash flows from investing activities:
Investments in deferred leasing costs	—	—	(322,224)
Investment in real estate	—	(5,377)	(959,887)

Net cash used in investing activities	—	(5,377)	(1,282,111)

Cash flows from financing activities:
Contributions from joint venture partners	—	5,377	1,282,111
Distributions to joint venture partners	(1,233,018)	(1,027,224)	(167,678)

Net cash (used in) provided by financing activities	(1,233,018)	(1,021,847)	1,114,433

Net (decrease) increase in cash and cash equivalents	(16,305)	126,869	170,664
Cash and cash equivalents, beginning of period	297,533	170,664	—

Cash and cash equivalents, end of year	$281,228	$297,533	$170,664

Supplemental disclosure of noncash activities:
Real estate contribution received from joint venture partner	$—	$—	$6,857,889

Partnership distributions payable	$303,926	$296,856	$170,664

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund IX, X, XI, and REIT Joint Venture

On March 20, 1997, the Partnership entered into a joint venture agreement with Wells Real Estate Fund X, L.P. (“Wells Fund X”). The joint venture, Fund IX and X Associates, was formed to acquire, develop, operate, and sell real properties. On March 20, 1997, the Partnership contributed a 5.62-acre tract of real property in Knoxville, Tennessee, and improvements thereon, known as the Alstom Power Building, to the Fund IX and X Associates joint venture. An 84,404-square foot, three-story office building was constructed and commenced operations at the end of 1997.

On February 13, 1998, the joint venture purchased a two-story office building, known as the Ohmeda Building, in Louisville, Colorado. On March 20, 1998, the joint venture purchased a three-story office building, known as the 360 Interlocken Building, in Broomfield, Colorado. On June 11, 1998, Fund IX and X Associates was amended and restated to admit Wells Real Estate Fund XI, L.P. and Wells OP. The joint venture was renamed Fund IX, X, XI, and REIT Joint Venture. On June 24, 1998, the new joint venture purchased a one-story office building, known as the Avaya Building, in Oklahoma City, Oklahoma. On April 1, 1998, Wells Fund X purchased a one-story office and warehouse building, known as the Iomega Building, in Ogden, Utah. On July 1, 1998, Wells Fund X contributed the Iomega Building to Fund IX, X, XI, and REIT Joint Venture.

During 1999, the Partnership and Wells Real Estate Fund XI, L.P. made additional capital contributions to the Fund IX, X, XI, and REIT Joint Venture; during 2000, the Partnership and Wells Fund X made additional capital contributions to the Fund IX, X, XI, and REIT Joint Venture. Ownership interests were recomputed accordingly.

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Following is selected financial information for the Fund IX, X, XI, and REIT Joint Venture:

Fund IX, X, XI, and REIT Joint Venture

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$6,698,020	$6,698,020
Building and improvements, less accumulated depreciation of $7,045,381 in 2002 and $5,619,744 in 2001	26,063,758	27,178,526

Total real estate assets, net	32,761,778	33,876,546
Cash and cash equivalents	1,337,964	1,555,917
Accounts receivable	482,756	596,050
Prepaid expenses and other assets, net	417,275	439,002

Total assets	$34,999,773	$36,467,515

Liabilities and Partners’ Capital
Liabilities:
Accounts payable and accrued liabilities	$670,668	$734,481
Partnership distributions payable	570,932	966,912

Total liabilities	1,241,600	1,701,393

Partners’ capital:
Wells Real Estate Fund IX	13,176,010	13,598,505
Wells Real Estate Fund X	16,369,765	16,803,586
Wells Real Estate Fund XI	2,966,822	3,073,671
Wells Operating Partnership, L.P.	1,245,576	1,290,360

Total partners’ capital	33,758,173	34,766,122

Total liabilities and partners’ capital	$34,999,773	$36,467,515

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund IX, X, XI, and REIT Joint Venture

(A Georgia Joint Venture)

Statements of Income

for the Years Ended December 31, 2002, 2001, and 2000

	2002	2001		2000
Revenues:
Rental income	$4,308,536	$4,174,379		$4,198,388
Reimbursement income (1)	1,048,910	1,574,176	(1)	1,536,929	(1)
Other income	113,895	113,701		116,129
Interest income	14,596	50,002		73,676

	5,485,937	5,912,258		5,925,122

Expenses:
Depreciation	1,425,637	1,416,242		1,411,434
Management and leasing fees	341,860	357,761		362,774
Operating costs	1,282,075	1,335,448		1,403,424
Property administration expense	104,354	91,747		57,924
Legal and accounting	29,045	26,223		20,423

	3,182,971	3,227,421		3,255,979

Net income	$2,302,966	$2,684,837		$2,669,143

Net income allocated to Wells Real Estate Fund IX	$899,993	$1,050,156		$1,045,094

Net income allocated to Wells Real Estate Fund X	$1,114,219	$1,297,665		$1,288,629

Net income allocated to Wells Real Estate Fund XI	$203,375	$237,367		$236,243

Net income allocated to Wells Operating Partnership, L.P.	$85,379	$99,649		$99,177

(1)	Amounts have been restated to reflect tenant reimbursements of $1,574,176 in 2001 and $1,536,929 in 2000 as revenue and gross property operating costs as expenses as disclosed in the Restatement Adjustments and Disclosures section of Note 1.

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund IX, X, XI, and REIT Joint Venture

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the Years Ended December 31, 2002, 2001, and 2000

	Wells Real Estate Fund IX	Wells Real Estate Fund X	Wells Real Estate Fund XI	Wells Operating Partnership, L.P.	Total Partners’ Capital
Balance, December 31, 1999	$14,552,716	$18,000,869	$3,308,403	$1,388,884	$37,250,872
Net income	1,045,094	1,288,629	236,243	99,177	2,669,143
Partnership contributions	84,032	84,317	—	—	168,349
Partnership distributions	(1,564,039)	(1,928,538)	(353,553)	(148,425)	(3,994,555)

Balance, December 31, 2000	14,117,803	17,445,277	3,191,093	1,339,636	36,093,809
Net income	1,050,156	1,297,665	237,367	99,649	2,684,837
Partnership distributions	(1,569,454)	(1,939,356)	(354,789)	(148,925)	(4,012,524)

Balance, December 31, 2001	13,598,505	16,803,586	3,073,671	1,290,360	34,766,122
Net income	899,993	1,114,219	203,375	85,379	2,302,966
Partnership contributions	50,503	151,933	—	—	202,436
Partnership distributions	(1,372,991)	(1,699,973)	(310,224)	(130,163)	(3,513,351)

Balance, December 31, 2002	$13,176,010	$16,369,765	$2,966,822	$1,245,576	$33,758,173

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

The Fund IX, X, XI, and REIT Joint Venture

(A Georgia Joint Venture)

Statements of Cash Flows

for the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$2,302,966	$2,684,837	$2,669,143

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,425,637	1,416,242	1,411,434
Amortization of deferred leasing costs	62,928	65,673	54,614
Changes in assets and liabilities:
Accounts receivable	113,294	(173,807)	132,722
Prepaid expenses and other assets	5,959	(1,056)	(7,946)
Accounts payable and accrued liabilities	(63,813)	57,090	(33,902)

Total adjustments	1,544,005	1,364,142	1,556,922

Net cash provided by operating activities	3,846,971	4,048,979	4,226,065

Cash flows from investing activities:
Expenditures for deferred lease acquisition costs	(47,160)	(16,343)	(120,420)
Investment in real estate	(310,869)	—	(52,686)

Net cash used in investing activities	(358,029)	(16,343)	(173,106)

Cash flows from financing activities:
Contributions received from partners	202,436	—	168,349
Distributions to joint venture partners	(3,909,331)	(3,976,763)	(3,868,138)

Net cash used in financing activities	(3,706,895)	(3,976,763)	(3,699,789)

Net (decrease) increase in cash and cash equivalents	(217,953)	55,873	353,170
Cash and cash equivalents, beginning of year	1,555,917	1,500,044	1,146,874

Cash and cash equivalents, end of year	$1,337,964	$1,555,917	$1,500,044

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Deferred project costs contributed to joint venture	$14,363	$—	$—

Partnership distributions payable	$570,932	$966,912	$931,151

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

5.     INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Financial statement net income	$1,535,132	$1,768,474	$1,758,676
Increase (decrease) in net income resulting from:
Meals & Entertainment	390	—	—
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	580,450	578,079	524,227
Rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(43,723)	(99,340)	(136,558)
Expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	2,003	4,261	749

Income tax basis net income	$2,074,252	$2,251,474	$2,147,094

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Financial statement partners’ capital	$23,838,988	$25,121,831	$26,276,464
Increase (decrease) in partners’ capital resulting from:
Meals & Entertainment	390	—	—
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	2,924,886	2,344,436	1,766,357
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	5,223,360	5,223,360	5,223,360
Accumulated rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(660,526)	(616,803)	(517,463)
Accumulated expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	23,764	21,761	17,500
Accumulated expenses capitalized for income tax purposes, deducted for financial reporting purposes	10,145	10,145	10,145
Partnership’s distributions payable	712,257	744,902	719,081

Income tax basis partners’ capital	$32,073,264	$32,849,632	$33,495,444

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

6.     QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2002 and 2001:

	2002 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$388,149	$418,900	$422,488	$423,270
Net income	365,038	373,485	404,335	392,274
Net income allocated to Class A limited partners	365,038	373,485	404,335	392,274
Net income per weighted average Class A limited partner unit (a)	$0.12	$0.12	$0.13	$0.12
Distribution per weighted average Class A limited partner unit (a)	0.23	0.22	0.23	0.23

	2001 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$418,470	$483,160	$481,642	$491,018
Net income	397,990	452,885	450,932	466,667
Net income allocated to Class A limited partners	397,990	452,885	450,932	466,667
Net income per weighted average Class A limited partner unit (a)	$0.13	$0.15	$0.15	$0.15
Distribution per weighted average Class A limited partner unit	0.23	0.24	0.24	0.23

(a)	The totals of the four quarterly amounts do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002, 2001, AND 2000

NOTES TO FINANCIAL STATEMENTS (Continued)

7.     PARTNERSHIP ADMINISTRATION AND LEGAL AND ACCOUNTING COSTS:

Partnership administration and legal and accounting costs for the year ended December 31, 2002 are comprised of the following items

2002
Salary reimbursements	$ 41,931
Other professional fees	8,548
Printing expenses	9,022
Legal fees	2,204
Independent accounting fees	12,635
Postage and delivery expenses	7,371
Taxes and licensing fees	27,897
Life insurance	319
Other office expenses	53
Filing fees	—

Total partnership administration and legal and accounting costs	$109,980

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund VIII and Fund IX Associates:

We have audited the accompanying balance sheets of Fund VIII and Fund IX Associates, a Georgia Joint Venture, as of
 December 31, 2002 and 2001, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund VIII and Fund IX Associates at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/     ERNST & YOUNG LLP

Atlanta, Georgia

March 18, 2003

Fund VIII and Fund IX Associates

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$2,503,586	$2,503,586
Building and improvements, less accumulated depreciation of $6,026,055 in 2002 and $4,966,747 in 2001	14,493,375	15,552,683

Total real estate assets	16,996,961	18,056,269
Investment in joint venture	5,808,502	6,341,285
Cash and cash equivalents	1,008,814	845,779
Accounts receivable	733,336	827,141
Due from affiliates	257,174	249,982
Prepaid expenses and other assets, net	70,123	98,053

Total assets	$24,874,910	$26,418,509

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$862,236	$911,797
Accounts payable	304,724	292,194
Deferred rent	136,583	—
Due to affiliates	—	35,691

Total liabilities	1,303,543	1,239,682

Partners’ capital:
Wells Fund VIII	12,916,340	13,797,174
Wells Fund IX	10,655,027	11,381,653

Total partners’ capital	23,571,367	25,178,827

Total liabilities and partners’ capital	$24,874,910	$26,418,509

See accompanying notes.

Fund VIII and Fund IX Associates

(A Georgia Joint Venture)

Statements of Income

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues:
Rental income	$2,479,580	$2,466,165	$2,804,167
Reimbursement income	627,153	923,329	904,948
Equity in income of joint venture	511,492	477,061	285,006
Interest income	8,661	21,027	34,741
Other income	6,264	1,147	5,913

	3,633,150	3,888,729	4,034,775

Expenses:
Depreciation	1,059,308	1,059,308	1,167,145
Management and leasing fees	174,630	207,656	203,445
Joint Venture administration	56,380	47,608	47,482
Legal and accounting	28,554	15,133	14,500
Operating costs	663,959	744,504	867,566

	1,982,831	2,074,209	2,300,138

Net income	$1,650,319	$1,814,520	$1,734,637

Net income allocated to Wells Fund VIII	$904,320	$994,298	$950,525

Net income allocated to Wells Fund IX	$745,999	$820,222	$784,112

See accompanying notes.

Fund VIII and Fund IX Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

For the Years Ended December 31, 2002, 2001 and 2000

	Wells Fund VIII	Wells Fund IX	Total Partners’ Capital
Balance, December 31, 1999	$15,281,716	$12,606,292	$27,888,008
Net income	950,525	784,112	1,734,637
Partnership distributions	(1,626,229)	(1,341,519)	(2,967,748)

Balance, December 31, 2000	14,606,012	12,048,885	26,654,897
Net income	994,298	820,222	1,814,520
Partnership distributions	(1,803,136)	(1,487,454)	(3,290,590)

Balance, December 31, 2001	13,797,174	11,381,653	25,178,827
Net income	904,320	745,999	1,650,319
Partnership distributions	(1,785,154)	(1,472,625)	(3,257,779)

Balance, December 31, 2002	$12,916,340	$10,655,027	$23,571,367

See accompanying notes.

Fund VIII and Fund IX Associates

(A Georgia Joint Venture)

Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$1,650,319	$1,814,520	$1,734,637

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint venture	(511,492)	(477,061)	(285,006)
Amortization of deferred leasing costs	30,267	40,505	35,386
Depreciation	1,059,308	1,059,308	1,167,145
Changes in assets and liabilities:
Accounts receivable	93,805	(213,696)	78,307
Prepaid expenses and other assets, net	(2,337)	—	2,779
Accounts payable	12,530	3,825	4,821
Deferred rent	136,583	—	—
Due to affiliates	(35,691)	6,273	(1,129)

Total adjustments	782,973	419,154	1,002,303

Net cash provided by operating activities	2,433,292	2,233,674	2,736,940

Cash flows from investing activities:
Distributions received from joint venture	1,037,083	869,854	158,835

Cash flows from financing activities:
Distributions to joint venture partners	(3,307,340)	(3,083,997)	(2,936,037)

Net increase (decrease) in cash and cash equivalents	163,035	19,531	(40,262)
Cash and cash equivalents, beginning of year	845,779	826,248	866,510

Cash and cash equivalents, end of year	$1,008,814	$845,779	$826,248

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Real estate contributed to joint venture	$—	$—	$6,857,889

Partnership distributions payable	$862,236	$911,797	$705,204

See accompanying notes.

Fund VIII and Fund IX Associates

(A Georgia Joint Venture)

Notes to Financial Statements

December 31, 2002, 2001, and 2000

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On June 10, 1996, Wells Real Estate Fund VIII, L.P. (“Wells Fund VIII”) entered into a joint venture with Wells Real Estate Fund IX, L.P (“Wells Fund IX”) to form Fund VIII and Fund IX Associates (the “Joint Venture”). The general partners of Wells Fund VIII and Wells Fund IX are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

The Joint Venture was formed to acquire, develop and operate real properties. On June 17, 1996, the Joint Venture purchased a 7.09-acre parcel of land in Madison, Wisconsin, which was developed into a 101,727 rentable square foot, four-story office building known as the U.S. Cellular Building. On October 10, 1996, the Joint Venture purchased a 40,000 square foot, one-story office building, known as the TCI Building, in Farmers Branch, Texas. On January 10, 1997, the joint venture purchased a 63,417 square foot, two-story office building, known as the Matsushita Building, located in Orange County, California. On February 20, 1997, the Joint Venture purchased a 49,460 square foot, two-story partially completed office building, known as the Cirrus Logic Building, in Boulder County, Colorado.

On June 15, 2000, the Joint Venture entered into a joint venture with Wells Operating Partnership, L.P. (“Wells OP”) to form Fund VIII-IX-REIT Joint Venture. Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust. Fund

VIII-IX-REIT Joint Venture was formed to acquire, develop and operate real properties. On July 1, 2000, the Joint Venture contributed, at cost, the Quest Building (formerly the Matsushita Building) to Fund VIII-IX-REIT Joint Venture. The Quest Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4-acre tract of land in Irvine, California.

Basis of Presentation

The Joint Venture does not control the operations of Fund VIII-IX-REIT Joint Venture. Accordingly, the Joint Venture’s investment in Fund VIII-IX-REIT Joint Venture is recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Joint Venture, as further described in Note 4.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fund VIII and Fund IX Associates

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent in the accompanying balance sheets.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund VIII and Wells Fund IX in accordance with their respective ownership interests. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net as of December 31, 2002 and 2001 is comprised of the following items:

	2002	2001
Deferred leasing costs, net	$67,786	$98,053
Other prepaids	2,337	—

Total	$70,123	$98,053

Deferred leasing costs, net, reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs, net, include accumulated amortization of $181,787 and $153,520 as of December 31, 2002 and 2001, respectively.

Fund VIII and Fund IX Associates

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments.

Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable

Accounts receivable are comprised of tenant receivable and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2002 or 2001.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund VIII and Wells Fund IX are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2.    RELATED-PARTY TRANSACTIONS

Wells Fund VIII and Wells Fund IX entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Fund”), an affiliate of the general partners of Wells Fund VIII and Wells Fund IX. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

The Joint Venture incurred management and leasing fees of $174,630, $207,656 and $203,445 for the years ended December 31, 2002, 2001 and 2000, respectively.

Wells Capital, Inc., an affiliate of Wells Partners, L.P., and its affiliates perform certain administrative services for the various Wells Real Estate Funds and joint ventures, such as accounting and other general administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2002, 2001 and 2000, the Joint Venture reimbursed $56,380, $47,608 and $47,482, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund VIII and Wells Fund IX are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

Fund VIII and Fund IX Associates

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

3.    RENTAL INCOME

The future minimum rental income due the Joint Venture under noncancelable operating leases as of December 31, 2002 is as follows:

Year ending December 31:
2003	$2,544,616
2004	2,544,616
2005	2,544,616
2006	2,556,283
2007	1,830,535
Thereafter	5,228,432

$17,249,098

Four tenants contributed approximately 52%, 29%, 18%, and 14% of rental income for the year ended December 31, 2002. In addition, three tenants will contribute approximately 42%, 35%, and 23% of future minimum rental income.

4.    INVESTMENT IN JOINT VENTURE

The following information summarizes the financial position of Fund VIII-IX-REIT Joint Venture as of December 31, 2002 and the results of operations for the years ended December 31, 2002, 2001 and 2000:

	Total Assets		Total Liabilities		Total Equity		Joint Venture’s Investment
	2002	2001	2002	2001	2002	2001	2002	2001
Fund VIII-IX-REIT Joint Venture	$7,202,350	$7,827,884	$304,684	$297,532	$6,897,666	$7,530,352	$5,808,502	$6,341,285

	Total Revenues			Net Income (Loss)			Joint Venture’s Share of Net Income (Loss)
	2002	2001	2000	2002	2001	2000	2002	2001	2000
Fund VIII-IX- REIT Joint Venture	$1,253,823	$1,216,355	$582,431	$607,402	$566,840	$309,893	$511,492	$477,061	$285,006

FUND VIII AND FUND IX ASSOCIATES

(A GEORGIA JOINT VENTURE)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at December 31, 2002				Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (d)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
U.S. CELLULAR PROPERTY (a)	None	$833,942	$0	$10,055,562	$896,698	$9,992,806	$—	$10,889,504	$3,284,678	1997	06/17/96	20 to 25 years

AT&T – TEXAS PROPERTY (b)	None	650,000	0	4,016,866	677,914	3,988,952	—	4,666,866	1,050,011	1996	10/10/96	20 to 25 years

CIRRUS LOGIC PROPERTY (c)	None	881,840	6,182,710	402,096	928,974	6,537,672	—	7,466,646	1,691,366	1997	02/20/97	20 to 25 years

Total		$2,365,782	$6,182,710	$14,474,524	$2,503,586	$20,519,430	$—	$23,023,016	$6,026,055

(a)	The U.S. Cellular Property consists of a four-story office building located in Madison, Wisconsin.
(b)	The TCI Property consists of a one-story office building located in Farmers Branch, Texas.
(c)	The Cirrus Logic Property consists of a two-story office building located in Broomfield, Colorado.
(d)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

FUND VIII AND FUND IX ASSOCIATES

(A GEORGIA JOINT VENTURE)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 1999	$30,643,861	$3,495,138
2000 additions	—	1,167,145

BALANCE AT DECEMBER 31, 2000	30,643,861	4,662,283
2001 additions	—	1,059,308
2001 deletions	(7,620,845)	(754,844)

BALANCE AT DECEMBER 31, 2001	23,023,016	4,966,747
2002 additions	—	1,059,308

BALANCE AT DECEMBER 31, 2002	$23,023,016	$6,026,055

On June 15, 2000, Fund VIII and IX Associated entered into a joint venture with Wells Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. (“Wells REIT”), a Maryland corporation, as its general partner. The joint venture, Fund VIII, IX, and REIT Joint Venture, was formed to acquire, develop, operate, and sell real properties. On July 1, 2000, Fund VIII and IX contributed, at cost, the Quest building (formerly the Matsushita Building) to the joint venture. The Quest Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4 acre tract of land in Irvine, California.

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund VIII-IX-REIT Joint Venture:

We have audited the accompanying balance sheets of Fund VIII-IX-REIT Joint Venture, a Georgia Joint Venture, as of December 31, 2002 and 2001, and the related statements of income, partners’ capital, and cash flows for the years ended December 31, 2002 and 2001, and the period from July 1, 2000 (inception) through December 31, 2000. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund

VIII-IX-REIT Joint Venture at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, and the period from July 1, 2000 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 18, 2003

Fund VIII-IX-REIT Joint Venture

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Real estate assets, at cost:
Land	$2,220,993	$2,220,993
Building and improvements, less accumulated depreciation of $1,110,937 in 2002 and $649,436 in 2001	4,491,223	4,952,724

Total real estate assets	6,712,216	7,173,717
Cash and cash equivalents	281,228	297,533
Accounts receivable	109,170	164,835
Deferred leasing costs, net	99,736	191,799

Total assets	$7,202,350	$7,827,884

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$303,926	$296,856
Accounts payable	758	676

Total liabilities	304,684	297,532

Partners’ capital:
VIII and IX Associates	5,808,502	6,341,285
Wells OP	1,089,164	1,189,067

Total partners’ capital	6,897,666	7,530,352

Total liabilities and partners’ capital	$7,202,350	$7,827,884

See accompanying notes.

Fund VIII-IX-REIT Joint Venture

(A Georgia Joint Venture)

Statements of Income

For the Years Ended December 31, 2002 and 2001 and

the Period From July 1, 2000 (Inception) Through

December 31, 2000

	2002	2001	2000
Revenues:
Rental income	$1,207,998	$1,207,995	$563,049
Reimbursement income	43,170	7,631	19,382
Interest income	2,655	729	—

	1,253,823	1,216,355	582,431

Expenses:
Depreciation	461,501	461,545	187,891
Management and leasing fees	145,382	142,735	54,395
Joint Venture administration	24,229	22,278	5,692
Operating costs	15,309	22,957	24,560

	646,421	649,515	272,538

Net income	$607,402	$566,840	$309,893

Net income allocated to VIII and IX Associates	$511,492	$477,061	$285,006

Net income allocated to Wells OP	$95,910	$89,779	$24,887

See accompanying notes.

Fund VIII-IX-REIT Joint Venture

(A Georgia Joint Venture)

Statements of Partners’ Capital

For the Years Ended December 31, 2002 and 2001 and

the Period from July 1, 2000 (Inception) Through

December 31, 2000

	VIII and IX Associates	Wells OP	Total Partners’ Capital
Balance, July 1, 2000 (inception)	$—	$—	$—
Net income	285,006	24,887	309,893
Partnership contributions	6,857,889	1,282,111	8,140,000
Partnership distributions	(307,895)	(30,447)	(338,342)

Balance, December 31, 2000	6,835,000	1,276,551	8,111,551
Net income	477,061	89,779	566,840
Partnership contributions	0	5,377	5,377
Partnership distributions	(970,776)	(182,640)	(1,153,416)

Balance, December 31, 2001	6,341,285	1,189,067	7,530,352
Net income	511,492	95,910	607,402
Partnership distributions	(1,044,275)	(195,813)	(1,240,088)

Balance, December 31, 2002	$5,808,502	$1,089,164	$6,897,666

See accompanying notes.

Fund VIII-IX-REIT Joint Venture

(A Georgia Joint Venture)

Statements of Cash Flows

for the Years Ended December 31, 2002 and 2001

and the Period from July 1, 2000 (Inception) Through

December 31, 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$607,402	$566,840	$309,893

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	461,501	461,545	187,891
Amortization of deferred leasing costs	92,063	92,065	38,360
Changes in assets and liabilities:
Accounts receivable	55,665	32,967	(197,802)
Accounts payable	82	676	—

Total adjustments	609,311	587,253	28,449

Net cash provided by operating activities	1,216,713	1,154,093	338,342

Cash flows from investing activities:
Investments in deferred leasing costs	—	—	(322,224)
Investment in real estate	—	(5,377)	(959,887)

Net cash (used in) investing activities	—	(5,377)	(1,282,111)

Cash flows from financing activities:
Contributions from joint venture partners	—	5,377	1,282,111
Distributions to joint venture partners	(1,233,018)	(1,027,224)	(167,678)

Net cash (used in) provided by financing activities	(1,233,018)	(1,021,847)	1,114,433

Net (decrease) increase in cash and cash equivalents	(16,305)	126,869	170,664
Cash and cash equivalents, beginning of period	297,533	170,664	—

Cash and cash equivalents, end of period	$281,228	$297,533	$170,664

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Real estate contribution received from joint venture partner	—	—	$6,857,889

Partnership distributions payable	$303,926	$296,856	$170,664

See accompanying notes.

Fund VIII-IX-REIT Joint Venture

(A Georgia Joint Venture)

Notes to Financial Statements

December 31, 2002, 2001, and 2000

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

In 1995, Wells Real Estate Fund VIII, L.P. (“Wells Fund VIII”) and Wells Real Estate Fund IX, L.P. (“ Wells Fund IX”) entered into a joint venture agreement known as Fund VIII and Fund IX Associates (“VIII and IX Associates”). On June 15, 2000, VIII and IX Associates entered into a joint venture agreement with Wells Operating Partnership, L.P. (“Wells OP”) known as Fund VIII-IX-REIT Joint Venture (the “Joint Venture”). The general partners of Wells Fund VIII and Wells Fund IX are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

The Joint Venture was created for the purposes of developing, operating, and selling real properties. On July 1, 2000, VIII and IX Associates contributed the Quest Building to the Joint Venture. The Quest Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4-acre trace of land in Irvine, California. The Joint Venture recorded the net assets of the Quest Building at an amount equal to the respective historical net book values.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to VIII and IX Associates and Wells OP in accordance with their respective ownership interests. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

Fund VIII-IX-REIT Joint Venture

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Deferred Leasing Costs, net

Deferred leasing costs, net, reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. As of December 31, 2002, deferred leasing costs, net, included accumulated amortization of $222,488 and $130,425, respectively.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable

Accounts receivable, net, are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund VIII and Wells Fund IX, and Wells OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Fund VIII-IX-REIT Joint Venture

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

2.     RELATED-PARTY TRANSACTIONS

Wells Fund VIII and Wells Fund IX entered into property management and leasing agreement with Wells Management, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund VIII, Wells Fund IX, and Wells OP. In consideration for supervising the management of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

Wells OP entered into a property management and leasing agreement with Wells Management. In consideration for supervising the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of a newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

As the Joint Venture is owned by funds with separate management agreements (and fee structures), management and leasing fees incurred by the Joint Venture are determined by calculating a blended fee percentage according to each fund’s ownership interest in the Joint Venture.

The Joint Venture incurred management and leasing fees of $145,382, $142,735 and $54,395 for the years ended December 31, 2002, 2001 and 2000, respectively.

Wells Capital, Inc., an affiliate of Wells Partners, L.P., and its affiliates perform certain administrative services for the various Wells Real Estate Funds and joint ventures, such as accounting and other general administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2002, 2001 and 2000, the Joint Venture reimbursed $24,229, $22,278 and $5,692, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund VIII, Wells Fund IX, and Wells OP are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

Fund VIII-IX-REIT Joint Venture

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

3.     RENTAL INCOME

Future minimum rental income due from the Joint Venture under noncancelable operating leases at December 31, 2002 is as follows:

Year ending December 31:
2003	$1,287,119
2004	107,260
Thereafter	—

$1,394,379

One tenant contributed 100% of rental income for the year ended December 31, 2002. In addition, one tenant will contribute 100% of future minimum rental income.

FUND VIII-IX-REIT JOINT VENTURE

(A GEORGIA JOINT VENTURE)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

		Initial Cost			Gross Amount at Which Carried at December 31, 2002
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (b)
QUEST BUILDING (a)	None	2,108,304	5,120,835	594,014	2,220,993	5,602,160	—	7,823,153	1,110,937	1997	01/10/97	20 to 25 years

(a)	The Quest Building consists of a two-story office building located in Irvine, California.
(b)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

FUND VIII-IX-REIT JOINT VENTURE

(A GEORGIA JOINT VENTURE)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 1999	$6,857,889	$—
2000 additions	959,887	187,891

BALANCE AT DECEMBER 31, 2000	7,817,776	187,891
2001 additions	5,377	461,545

BALANCE AT DECEMBER 31, 2001	7,823,153	649,436
2002 additions	—	461,501

BALANCE AT DECEMBER 31, 2002	$7,823,153	$1,110,937

On June 15, 2000, Fund VIII and IX Associated entered into a joint venture with Wells Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. (“Wells REIT”), a Maryland corporation, as its general partner. The joint venture, Fund VIII, IX, and REIT Joint Venture, was formed to acquire, develop, operate, and sell real properties. On July 1, 2000, Fund VIII and IX contributed, at cost, the Quest building (formerly the Matsushita Building) to the joint venture. The Quest Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4 acre tract of land in Irvine, California.

REPORT OF INDEPENDENT AUDITORS

The Partners

The Fund IX, Fund X, Fund XI and REIT Joint Venture:

We have audited the accompanying balance sheets of The Fund IX, Fund X, Fund XI and REIT Joint Venture, a Georgia Joint Venture, as of December 31, 2002 and 2001, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Fund IX, Fund X, Fund XI and REIT Joint Venture at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 18, 2003

The Fund IX, Fund X, Fund XI and REIT Joint Venture

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

Assets	2002	2001
Real estate assets, at cost:
Land	$6,698,020	$6,698,020
Building and improvements, less accumulated depreciation of $7,045,381 in 2002 and $5,619,744 in 2001	26,063,758	27,178,526

Total real estate assets, net	32,761,778	33,876,546
Cash and cash equivalents	1,337,964	1,555,917
Accounts receivable	482,756	596,050
Other assets, net	417,275	439,002

Total assets	$34,999,773	$36,467,515

Liabilities and Partners’ Capital
Liabilities:
Accounts payable and refundable security deposits	$670,668	$734,481
Partnership distributions payable	570,932	966,912

Total liabilities	1,241,600	1,701,393

Partners’ capital:
Wells Fund IX	13,176,010	13,598,505
Wells Fund X	16,369,765	16,803,586
Wells Fund XI	2,966,822	3,073,671
Wells OP	1,245,576	1,290,360

Total partners’ capital	33,758,173	34,766,122

Total liabilities and partners’ capital	$34,999,773	$36,467,515

See accompanying notes.

The Fund IX, Fund X, Fund XI and REIT Joint Venture

(A Georgia Joint Venture)

Statements of Income

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues:
Rental income	$4,308,536	$4,174,379	$4,198,388
Reimbursement income	1,048,910	1,574,176	1,536,929
Other income	113,895	113,701	116,129
Interest income	14,596	50,002	73,676

	5,485,937	5,912,258	5,925,122

Expenses:
Depreciation	1,425,637	1,416,242	1,411,434
Management and leasing fees	341,860	357,761	362,774
Operating costs	1,282,075	1,335,448	1,403,424
Joint Venture administration	104,354	91,747	57,924
Legal and accounting	29,045	26,223	20,423

	3,182,971	3,227,421	3,255,979

Net income	$2,302,966	$2,684,837	$2,669,143

Net income allocated to Wells Fund IX	$899,993	$1,050,156	$1,045,094

Net income allocated to Wells Fund X	$1,114,219	$1,297,665	$1,288,629

Net income allocated to Wells Fund XI	$203,375	$237,367	$236,243

Net income allocated to Wells OP	$85,379	$99,649	$99,177

See accompanying notes.

The Fund IX, Fund X, Fund XI and REIT Joint Venture

(A Georgia Joint Venture)

Statements of Partners’ Capital

For the Years Ended December 31, 2002, 2001 and 2000

	Wells Fund IX	Wells Fund X	Wells Fund XI	Wells OP	Total Partners’ Capital
Balance, December 31, 1999	$14,552,716	$18,000,869	$3,308,403	$1,388,884	$37,250,872
Net income	1,045,094	1,288,629	236,243	99,177	2,669,143
Partnership contributions	84,032	84,317	—	—	168,349
Partnership distributions	(1,564,039)	(1,928,538)	(353,553)	(148,425)	(3,994,555)

Balance, December 31, 2000	14,117,803	17,445,277	3,191,093	1,339,636	36,093,809
Net income	1,050,156	1,297,665	237,367	99,649	2,684,837
Partnership distributions	(1,569,454)	(1,939,356)	(354,789)	(148,925)	(4,012,524)

Balance, December 31, 2001	13,598,505	16,803,586	3,073,671	1,290,360	34,766,122
Net income	899,993	1,114,219	203,375	85,379	2,302,966
Partnership contributions	50,503	151,933	—	—	202,436
Partnership distributions	(1,372,991)	(1,699,973)	(310,224)	(130,163)	(3,513,351)

Balance, December 31, 2002	$13,176,010	$16,369,765	$2,966,822	$1,245,576	$33,758,173

See accompanying notes.

The Fund IX, Fund X, Fund XI and REIT Joint Venture

(A Georgia Joint Venture)

Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net income	$2,302,966	$2,684,837	$2,669,143

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,425,637	1,416,242	1,411,434
Amortization of deferred leasing costs	62,928	65,673	54,614
Changes in assets and liabilities:
Accounts receivable	113,294	(173,807)	132,722
Prepaid expenses and other assets	5,959	(1,056)	(7,946)
Accounts payable and accrued liabilities	(63,813)	57,090	(33,902)

Total adjustments	1,544,005	1,364,142	1,556,922

Net cash provided by operating activities	3,846,971	4,048,979	4,226,065

Cash flows from investing activities:
Expenditures for deferred lease acquisition costs	(47,160)	(16,343)	(120,420)
Investment in real estate	(310,869)	—	(52,686)

Net cash used in investing activities	(358,029)	(16,343)	(173,106)

Cash flows from financing activities:
Contributions received from partners	202,436	—	168,349
Distributions to joint venture partners	(3,909,331)	(3,976,763)	(3,868,138)

Net cash used in financing activities	(3,706,895)	(3,976,763)	(3,699,789)

Net (decrease) increase in cash and cash equivalents	(217,953)	55,873	353,170
Cash and cash equivalents, beginning of year	1,555,917	1,500,044	1,146,874

Cash and cash equivalents, end of year	$1,337,964	$1,555,917	$1,500,044

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Deferred project costs contributed to joint venture	$14,363	$—	$—

Partnership distributions payable	$570,932	$966,912	$931,151

Write-off of fully amortized deferred leasing costs	$—	$13,787	$—

See accompanying notes.

The Fund IX, Fund X, Fund XI and REIT Joint Venture

(A Georgia Joint Venture)

Notes to Financial Statements

December 31, 2002, 2001, and 2000

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On March 20, 1997, the Wells Fund IX entered into a joint venture agreement with Wells Fund X known as Fund IX and X Associates for the purposes of acquiring, developing and operating real properties. Concurrent with the formation of Fund IX and X Associates, Wells Fund IX contributed a 5.62-acre tract of real property in Knoxville, Tennessee, and improvements thereon, known as the Alstom Power Property to Fund IX and X Associates. Following this contribution, the Alstom Power Building, an 84,404-square foot, three-story office building, was constructed. On February 13, 1998, the Fund IX and X Associates purchased a two-story office building, known as the Ohmeda Building, in Louisville, Colorado. On March 20, 1998, the Fund IX and X Associates purchased a three-story office building, known as the 360 Interlocken Building, in Broomfield, Colorado.

On June 11, 1998, Fund IX and X Associates was amended and restated to admit Wells Real Estate Fund XI, L.P. (“Wells Fund XI”) and Wells Operating Partnership, L.P. (“Wells OP”) and, accordingly, renamed as The Fund IX, Fund X, Fund XI and REIT Joint Venture (the “Joint Venture”). On June 24, 1998, the Joint Venture purchased a one-story office building, known as the Avaya Building, in Oklahoma City, Oklahoma. On April 1, 1998, Wells Fund X purchased an one-story office and warehouse building, known as the Iomega Building, in Ogden, Utah. On July 1, 1998, Wells Fund X contributed the Iomega Building to the Joint Venture.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent.

The Fund IX, Fund X, Fund XI and REIT Joint Venture

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

Allocation of Income and Distributions

Pursuant to the terms of the Joint Venture agreement, all income and distributions are allocated to Wells Fund IX, Wells Fund X, Wells Fund XI and Wells OP in accordance with their respective ownership interests. Net cash from operations is distributed to the Joint Venture partners on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Other Assets, net

Other assets, net, as of December 31, 2002 and 2001 is comprised of the following items:

	2002	2001
Deferred leasing costs, net	$316,517	$338,666
Refundable security deposits	100,758	100,336

Total	$417,275	$439,002

Deferred leasing costs, net, reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs, net, include amortization of $257,899 and $188,587 as of December 31, 2000 and 2001, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

The Fund IX, Fund X, Fund XI and REIT Joint Venture

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

Accounts Receivable

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2002 or 2001.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund IX, Wells Fund X, Wells Fund XI and Wells OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2.    RELATED-PARTY TRANSACTIONS

Wells Fund IX and Wells Fund X entered into property management and leasing agreement with Wells Management, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund IX, Wells Fund X, Wells Fund XI and Wells OP. In consideration for supervising the management of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

Wells Fund XI and Wells OP entered into property management and leasing agreements with Wells Management. In consideration for supervising the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

As the Joint Venture is owned by funds with separate management agreements (and fee structures), management and leasing fees incurred by the Joint Venture are determined by calculating a blended fee percentage according to each fund’s ownership interest in the Joint Venture.

The Joint Venture incurred management and leasing fees of $341,860, $357,761 and $362,774 for the years ended December 31, 2002, 2001 and 2000, respectively.

Wells Capital, Inc., an affiliate of Wells Partners, L.P., and its affiliates perform certain administrative services for the various Wells Real Estate Funds and joint ventures, such as accounting and other general administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2002, 2001 and 2000, the

The Fund IX, Fund X, Fund XI and REIT Joint Venture

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

Joint Venture reimbursed $104,354, $91,747, $57,924, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund IX, Wells Fund X, Wells Fund XI and Wells OP are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

3. RENTAL INCOME

The future minimum rental income due the Joint Venture under noncancelable operating leases at December 31, 2002 is as follows:

Year ended December 31:
2003	$4,310,822
2004	4,239,123
2005	2,773,787
2006	2,351,959
2007	2,192,201
Thereafter	771,840

$16,639,732

Four tenants contributed 24%, 23%, 12%, and 12% of rental income for the year ended December 31, 2002. In addition, four tenants will contribute 35%, 21%, 19%, and 13% of future minimum rental income.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

(A GEORGIA JOINT VENTURE)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

		Initial Cost			Gross Amount at Which Carried at December 31, 2002
Description	Encum- brances	Land	Buildings and Improve- ments	Costs Capitalized Subsequent To Acquisition	Land	Buildings and Improve- ments	Construction in Progress	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (f)
ALSTOM POWER—KNOXVILLE PROPERTY (a)	None	$582,897	$744,164	$6,744,547	$607,930	$7,463,678	$—	$8,071,608	$2,250,307	1998	12/10/96	20 to 25 years
AVAYA (b)	None	1,002,723	4,386,374	242,241	1,051,138	4,580,200	—	5,631,338	839,704	1998	6/24/98	20 to 25 years
360 INTERLOCKEN (c)	None	1,570,000	6,733,500	748,134	1,650,070	7,368,417	33,147	9,051,634	1,388,394	1996	3/20/98	20 to 25 years
OMEGA PROPERTY (d)	None	597,000	4,674,624	876,459	641,988	5,506,095	—	6,148,083	962,647	1998	7/01/98	20 to 25 years
OHMEDA PROPERTY (e)	None	2,613,600	7,762,481	528,415	2,746,894	8,157,602	—	10,904,496	1,604,329	1998	2/13/98	20 to 25 years

Total		$6,366,220	$24,301,143	$9,139,796	$6,698,020	$33,075,992	$33,147	$39,807,159	$7,045,381

(a)	The Alstom Power—Knoxville Property is a 5.6-acre tract of real property under construction in Knoxville, Tennessee.
(b)	The Avaya property consists of a one-story office building located in Oklahoma City, Oklahoma.
(c)	The 360 Interlocken property consists of a three-story multi-tenant office building located in Broomfield, Colorado.
(d)	The Iomega Property consists of a one-story warehouse and office building located in Ogden, Utah.
(e)	The Ohmeda Property consists of a two-story office building located in Louisville, Colorado.
(f)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

(A GEORGIA JOINT VENTURE)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 1999	$39,443,604	$2,792,068
2000 additions	52,686	1,411,434
2000 deletions	—	—

BALANCE AT DECEMBER 31, 2000	39,496,290	4,203,502
2001 additions	—	1,416,242
2001 deletions	—	—

BALANCE AT DECEMBER 31, 2001	39,496,290	5,619,744
2002 additions	310,869	1,425,637
2002 deletions	—	—

BALANCE AT DECEMBER 31, 2002	$39,807,159	$7,045,381