Form 10-Q
period 2003-03-31
WELLS REAL ESTATE FUND IX LP
filed 2003-05-09
CIK 929921

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Yes  ☒    No  ☐

FORM 10-Q

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited) March 31, 2003	December 31, 2002
ASSETS:
Investments in Joint Ventures	$23,494,132	$23,831,037
Cash and cash equivalents	16,794	121,265
Due from joint ventures	695,257	612,483
Deferred project costs	1,291	1,291

Total assets	$24,207,474	$24,566,076

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Accounts payable	$24,080	$14,831
Partnership distribution payable	654,531	712,257

Total liabilities	678,611	727,088

Partners’ capital:
Limited partners:
Class A—3,173,483 units and 3,165,583 units as of March 31, 2003 and December 31, 2002, respectively	23,528,863	23,838,988
Class B—326,517 units and 334,417 units as of March 31, 2003 and December 31, 2002, respectively	0	0

Total partners’ capital	23,528,863	23,838,988

Total liabilities and partners’ capital	$24,207,474	$24,566,076

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited) Three Months Ended
	March 31, 2003	March 31, 2002
REVENUES:
Equity in income of Joint Ventures	$373,952	$386,872
Interest income	679	1,277

	374,631	388,149

EXPENSES:
Partnership administration	25,169	10,396
Legal and accounting fees	3,618	10,521
Other general and administrative	1,438	2,194

	30,225	23,111

NET INCOME	$344,406	$365,038

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$344,406	$365,038

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.11	$0.12

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT	$0.00	$0.00

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.21	$0.23

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	3,173,483	3,139,929

CLASS B	326,517	360,071

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2001	3,136,429	$25,121,831	363,571	$0	$25,121,831
Net income	0	1,535,132	0	0	1,535,132
Partnership distributions	0	(2,817,975)	0	0	(2,817,975)
Class B conversion elections	29,154	0	(29,154)	0	0

BALANCE, December 31, 2002	3,165,583	23,838,988	334,417	0	23,838,988
Net income	0	344,406	0	0	344,406
Partnership distributions	0	(654,531)	0	0	(654,531)
Class B conversion elections	7,900	0	(7,900)	0	0

BALANCE, March 31, 2003 (unaudited)	3,173,483	$23,528,863	326,517	0	$23,528,863

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited) Three Months Ended
	March 31, 2003	March 31, 2002
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$344,406	$365,038
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(373,952)	(386,872)
Changes in assets and liabilities:
Accounts payable	9,249	416

Net cash used in operating activities	(20,297)	(21,418)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	628,083	792,318

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(712,257)	(744,902)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(104,471)	25,998
CASH AND CASH EQUIVALENTS, beginning of period	121,265	95,263

CASH AND CASH EQUIVALENTS, end of period	$16,794	$121,261

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Joint venture distributions receivable	$695,257	$684,395

Partnership distributions payable	$654,531	$706,487

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003 (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization and Business

Wells Real Estate Fund IX, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as the General Partners. The Partnership was formed on August 15, 1994 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their units treat their units as Class A units or Class B units. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units pursuant to a Registration Statement filed on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996 upon receiving and accepting subscriptions for 125,000 units and collecting aggregate gross offering proceeds of $2,500,000, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. The offer terminated on December 30, 1996 at which time approximately 2,935,931 Class A units and 564,069 Class B units had been sold to 1,841 and 257 Class A and Class B Limited Partners, respectively, for total limited partner capital contributions of $35,000,000. As of March 31, 2003, the Partnership had paid a total of $1,400,000 in acquisition and advisory fees and acquisition expenses, and $5,254,700 in selling commissions and organization and offering expenses, and invested $13,289,359 in Fund VIII-IX Associates and invested $15,030,434 in Fund IX-X-XI-REIT Associates. The Partnership held net offering proceeds of $25,507 as of March 31, 2003, which is available for investment in properties.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of March 31, 2003, the Partnership owned interests in the following 9 properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners	Properties

The Fund VIII and Fund IX Joint Venture (“Fund VIII and Fund IX Associates”)	— Wells Real Estate Fund VIII, L.P. — Wells Real Estate Fund IX, L.P.

1. US Cellular Building

A four-story office building located
in Madison, Wisconsin

2. AT&T-Texas Building

A one-story office building in
Farmer’s Branch, Texas

3. Cirrus Logic Building

A two-story office building in
Boulder County, Colorado

The Fund VIII, Fund IX and REIT Joint Venture (“Fund VIII-IX-REIT Associates”)	— Wells Real Estate Fund VIII, L.P. — Wells Real Estate Fund IX, L.P. — Wells Operating Partnership, L.P.*	4. Quest Building** A two-story office building located in Irvine, California

The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	— Wells Real Estate Fund IX, L.P. — Wells Real Estate Fund X, L.P. — Wells Real Estate Fund XI, L.P. — Wells Operating Partnership, L.P.*

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

Each of the aforementioned properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b) Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The quarterly statements included herein have not been examined by independent auditors. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for these periods. Results for interim periods are not necessarily indicative of full year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2002.

(c) Allocations of Net Income, Net Loss and Gain on Sale

For the purposes of determining allocations per the Partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Class A units and the general partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the general partners.

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

(d) Distributions of Net Cash From Operations

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

(e) Distribution of Sales Proceeds

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

2.    INVESTMENT IN JOINT VENTURES

(a) Basis of Presentation

The Partnership owned interests in nine properties as of March 31, 2003 through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Partnership. For further information regarding investments in joint ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b) Summary of Operations

The following information summarizes the operations of the Joint Ventures in which the Partnership held ownership interests for the three months ended March 31, 2003 and 2002, respectively:

	Total Revenues				Net Income		Partnership’s Share of Net Income
	Three Months Ended				Three Months Ended		Three Months Ended
	March 31, 2003		March 31, 2002		March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Fund IX-X-XI-REIT Associates	$1,321,816		$1,384,155		$454,738	$554,268	$177,486	$216,798
Fund VIII and Fund IX Associates	931,180	*	870,244	*	434,626	376,242	196,466	170,074

	$2,252,996		$2,254,399		$889,364	$930,510	$373,952	$386,872

	Total Revenues				Net Income		Partnership’s Share of Net Income
	Three Months Ended				Three Months Ended		Three Months Ended
	March 31, 2003		March 31, 2002		March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Fund VIII-IX-REIT Associates	$311,939		$324,680		$136,224	$160,696	$51,862	$61,176

*	The Partnership’s share of income earned from its investment in Fund VIII-IX-REIT Associates is recorded by Fund VIII-IX Associates as equity in income of joint ventures, which is classified as revenue

3.    RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 will require the identification of the Partnership’s participation in variable interest entities (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the Partnership does not believe that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective beginning January 1, 2002) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 144 will not have a significant impact on the Partnership’s financial statements.

4.    RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for supervising the management of properties, such properties will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. For the three months ended March 31, 2003 and 2002, the properties in which the partnership owns interests paid management and leasing fees to Wells Management of $113,568 and $116,732, respectively.

Administration Reimbursements

Wells Capital, Inc. performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. For the three months ended March 31, 2003 and 2002, the Partnership reimbursed $15,619 and $8,823, respectively, to Wells Capital, Inc. and its affiliates for these services.

Conflicts of Interests

The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

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

Results of Operations

Gross Revenues

Gross revenues of the Partnership decreased to $374,631 for the three months ended March 31, 2003 from $388,149 for the three months ended March 31, 2002, primarily due to the corresponding decrease in equity in income of joint ventures described below.

Equity In Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of the joint ventures in which the Partnership holds an interest remained stable in 2003, as compared to 2002. However, the decrease in such gross revenues resulting from the decline in occupancy of the 360 Interlocken Building is largely offset by an increase in such gross revenues resulting from adjustments to 2002 operating expense reimbursement billings to tenants of the US Cellular Building and Cirrus Logic Building, which were recorded in the first quarter of 2003. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

Expenses of Joint Ventures

The expenses of the joint ventures in which the Partnership holds an interest increased in 2003, as compared to 2002, primarily due to increases in: (i) HVAC and roof repair costs for the US Cellular Building and the Quest Building, and (ii) accounting and legal fees incurred in connection with changing independent auditors in 2002.

Expenses

Expenses of the Partnership increased to $30,225 for 2003, from $23,111 for 2002, primarily due to increases in administrative salary costs and additional Tennessee partnership franchise and excise taxes incurred in 2003.

As a result, net income of the Partnership was $344,406 and $365,038 for the three months ended March 31, 2003 and 2002, respectively.

(c) Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities remained relatively stable at $(20,297) for the three months ended March 31, 2003 as compared to $(21,418) for the three months ended March 31, 2002.

Cash Flows From Investing Activities

Net cash flows from investing activities decreased to $628,083 for the three months ended March 31, 2003, as compared to $792,318 for the three months ended March 31, 2002. The 2003 decrease from 2002 is largely due to a decrease in operating cash flows generated by joint ventures during the corresponding periods.

Cash Flows From Financing Activities

Net cash flows from financing activities were $(712,257) and $(744,902) for the three months ended March 31, 2003 and 2002, respectively. The 2003 decrease in financing cash flows used from 2002 is a direct result of the decline in distributions paid to partners holding Class A units due to the decline in operating cash flows received from joint ventures, as discussed in the previous section.

Distributions

The Partnership made distributions to the limited partners holding Class A units of $0.21 per unit, $0.23 per unit for the three moths ended March 31, 2003 and 2002, respectively. Such distributions have been made from net cash from operations and distributions received from investments in joint ventures. Distributions accrued for the first quarter of 2003 to the Limited Partners holding Class A Units were paid in May 2003. No cash distributions were made to Limited Partners holding Class B Units.

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

(d) Related-Party Transactions

The Partnership and its joint ventures have entered into agreements with Wells Capital, Inc., the general partner of Wells Partners, L.P. and its affiliates, whereby the Partnership or its joint ventures pay certain fees or reimbursements to Wells Capital, Inc. or its affiliates (e.g. property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements, and fees.

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

Investment in Real Estate Assets

Management is required to make subjective assessments as to the useful lives of its depreciable assets. Management considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Venture’s assets by class are as follows:

Building	25 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership to date.

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

ITEM	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments or invest in any market risk sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM	4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate general partner of the General Partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation.

PART II .    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

(b)	No reports on Form 8-K were filed during the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IX, L.P. (Registrant)
By: WELLS PARTNERS, L.P. (General Partner)
By: WELLS CAPITAL, INC. (Corporate General Partner)
May 9, 2003	/s/ LEO F. WELLS, III
Leo F. Wells, III President
May 9, 2003	/s/ DOUGLAS P. WILLIAMS
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 9, 2003	By:	/s/ LEO F. WELLS, III
Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

I, Douglas P. Williams, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 9, 2003	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer

EXHIBIT INDEX

TO

FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND IX, L.P.

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002