Form 10-Q
period 2003-06-30
WELLS REAL ESTATE FUND IX LP
filed 2003-08-08
CIK 929921

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Yes ☒    No ☐

FORM 10-Q

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited)
	June 30, 2003	December 31, 2002
ASSETS:
Investments in Joint Ventures	$23,151,620	$23,831,037
Due from Joint Ventures	713,255	612,483
Cash and cash equivalents	16,265	121,265
Deferred project costs	1,291	1,291

Total assets	$23,882,431	$24,566,076

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Partnership distribution payable	$635,776	$712,257
Accounts payable and accrued expenses	14,889	14,831

Total liabilities	650,665	727,088

Partners’ capital:
Limited partners:
Class A—3,178,883 units and 3,165,583 units outstanding as of June 30, 2003 and December 31, 2002, respectively	23,231,766	23,838,988
Class B—321,117 units and 334,417 units outstanding as of June 30, 2003 and December 31, 2002, respectively	0	0

Total partners’ capital	23,231,766	23,838,988

Total liabilities and partners’ capital	$23,882,431	$24,566,076

See accompanying notes

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited) Three Months Ended		(unaudited) Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
REVENUES:
Equity in income of Joint Ventures (Note 2)	$399,360	$418,588	$773,312	$805,461
Other income	0	312	652	1,588

	399,360	418,900	773,964	807,049

EXPENSES:
Partnership administration	51,452	40,700	76,623	53,908
Other general and administrative	4,777	1,777	6,186	3,971
Legal and accounting fees	4,456	2,938	8,074	10,646

	60,685	45,415	90,883	68,525

NET INCOME	$338,675	$373,485	$683,081	$738,524

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$338,675	$373,485	$683,081	$738,524

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$0

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.11	$0.12	$0.22	$0.24

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.20	$0.22	$0.41	$0.44

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	3,178,883	3,148,383	3,176,183	3,144,156

CLASS B	321,117	351,617	323,817	355,844

See accompanying notes

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND THE SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2001	3,136,429	$25,121,831	363,571	$0	$25,121,831
Net income	0	1,535,132	0	0	1,535,132
Partnership distributions	0	(2,817,975)	0	0	(2,817,975)
Class B conversion elections	29,154	0	(29,154)	0	0

BALANCE, December 31, 2002	3,165,583	23,838,988	334,417	0	23,838,988
Net income	0	683,081	0	0	683,081
Partnership distributions	0	(1,290,303)	0	0	(1,290,303)
Class B conversion elections	13,300	0	(13,300)	0	0

BALANCE, June 30, 2003 (unaudited)	3,178,883	$23,231,766	321,117	$0	$23,231,766

See accompanying notes

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited)
	Six Months Ended
	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$683,081	$738,524
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(773,312)	(805,461)
Changes in assets and liabilities:
Accounts payable and accrued expenses	58	(2,790)

Net cash used in operating activities	(90,173)	(69,727)

CASH FLOWS FROM INVESTING ACTIVITIES: Distributions received from Joint Ventures	1,351,957	1,476,713

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(1,366,784)	(1,451,388)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(105,000)	(44,402)

CASH AND CASH EQUIVALENTS, beginning of period	121,265	95,263

CASH AND CASH EQUIVALENTS, end of period	$16,265	$50,861

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from Joint Ventures	$713,255	$678,437

Partnership distributions payable	$635,776	$688,710

See accompanying notes

WELLS REAL ESTATE FUND IX, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003 (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization and Business

Wells Real Estate Fund IX, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as the general partners (the “General Partners”). The Partnership was formed on August 15, 1994 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their units treat their units as Class A units or Class B units. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A or Class B units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a General Partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units pursuant to a Registration Statement filed on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996 upon receiving and accepting subscriptions for 125,000 units and collecting aggregate gross offering proceeds of $2,500,000, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. The offer terminated on December 30, 1996 at which time approximately 2,935,931 Class A units and 564,069 Class B units had been sold to 1,841 and 257 Class A and Class B Limited Partners, respectively, for total limited partner Capital Contributions of $35,000,000. As of June 30, 2003, the Partnership had paid a total of $1,400,000 in acquisition and advisory fees and acquisition expenses, and $5,254,700 in selling commissions and organization and offering expenses, and invested $13,289,359 in Fund VIII-IX Associates and invested $15,030,434 in Fund IX-X-XI-REIT Associates. The Partnership held net offering proceeds of $25,507 as of June 30, 2003, which is available for investment in properties.

The Partnership owns interests in all of its real estate assets through Joint Ventures with other Wells Real Estate Funds. As of June 30, 2003, the Partnership owned interests in the following 9 properties through the affiliated Joint Ventures (the “Joint Ventures) listed below:

Joint Venture	Joint Venture Partners	Properties

The Fund VIII and Fund IX Joint Venture (“Fund VIII-Fund IX Associates”)	— Wells Real Estate Fund III, L. P. — Wells Real Estate Fund IX, L.P

1. US Cellular Building

A four-story office building located in Madison, Wisconsin

2. AT&T-Texas Building

A one-story office building in Farmer’s Branch, Texas

3. Cirrus Logic Building

A two-story office building in Boulder County, Colorado

Joint Venture	Joint Venture Partners	Properties

The Fund VIII, Fund IX and REIT Joint Venture (“Fund VIII-IX-REIT Associates”)	— Wells Real Estate Fund VIII, L.P. — Wells Real Estate Fund IX, L.P. — Wells Operating Partnership, L.P.*	4. Quest Building A two-story office building located in Irvine, California

The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	— Wells Real Estate Fund IX, L.P. — Wells Real Estate Fund X, L.P. — Wells Real Estate Fund XI, L.P. — Wells Operating Partnership, L.P.*

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

2.    INVESTMENT IN JOINT VENTURES

(a) Basis of Presentation

The Partnership owned interests in nine properties as of June 30, 2003 through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investments in Joint Ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b) Summary of Operations

The following information summarizes the operations of the unconsolidated Joint Ventures in which the Partnership held ownership interests for the three months and six months ended June 30, 2003 and 2002:

	Total Revenues			Net Income		Partnership’s Share of Net Income
	Three Months Ended			Three Months Ended		Three Months Ended
	June 30, 2003	June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund IX-X-XI-REIT Associates	$1,320,502	$1,440,053		$482,970	$619,173	$188,506	$242,185
Fund VIII-Fund IX Associates	941,792	904,386	*	466,457	390,244	210,854	176,403

	$2,262,294	$2,344,439	(1)	$949,427	$1,009,417	$399,360	$418,588

*	The Partnership’s share of income earned from its investment in Fund VIII-IX-REIT Associates is recorded by Fund VIII-Fund IX Associates as equity in income of Joint Ventures, which is classified as revenue.

(1)	Amounts have been restated to reflect tenant reimbursements of $447,545 as revenues for the three months ended June 30, 2002, which has no impact on net income.

	Total Revenues			Net Income		Partnership’s Share of Net Income
	Six Months Ended			Six Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund IX-X-XI-REIT Associates	$2,642,318	$2,824,208		$937,708	$1,173,441	$365,993	$458,984
Fund VIII-Fund IX Associates	1,872,971	1,774,630	*	901,083	766,487	407,319	346,477

	$4,515,289	$4,598,838	(2)	$1,838,791	$1,939,928	$773,312	$805,461

(2)	Amounts have been restated to reflect tenant reimbursements of $864,814 as revenues for the six months ended June 30, 2002, which has no impact on net income.

The following information summarizes the operations of the Fund VIII-IX-REIT Associates in which the Partnership held an interest through its interest in Fund VIII-Fund IX Associates for the three months and six months ended June 30, 2003 and 2002:

	Total Revenues			Net Income		Partnership’s Share of Net Income
	Three Months Ended			Three Months Ended		Three Months Ended
	June 30, 2003	June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003		June 30, 2002
Fund VIII-IX-REIT Associates	$309,840	$310,228	(1)	$141,531	$147,999	$53,870	*	$56,343	*

	Total Revenues			Net Income		Partnership’s Share of Net Income
	Six Months Ended			Six Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003		June 30, 2002
Fund VIII-IX-REIT Associates	$621,780	$634,908	(2)	$277,755	$308,694	$105,721	*	$117,520	*

*	The Partnership’s share of income earned from its investment in Fund VIII-IX-REIT Associates is recorded by Fund VIII-Fund IX Associates as equity in income of Joint Ventures, which is classified as revenue.

(1)	Amounts have been restated to reflect tenant reimbursements of $7,605 as revenues for the three months ended June 30, 2002, which has no impact on net income.

(2)	Amounts have been restated to reflect tenant reimbursements of $29,351 as revenues for the six months ended June 30, 2002, which has no impact on net income.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the Partnership does not believe that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective beginning January 1, 2002) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 144 will not have a significant impact on the Partnership’s financial statements.

4.    RELATED-PARTY TRANSACTIONS

(a) Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for supervising the management of properties, such properties will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The properties in which the Partnership owns interests paid management and leasing fees to Wells Management of $123,043 and $119,486 for the three months ended June 30, 2003 and 2002, respectively, and $236,611 and $236,218 for the six months ended June 30, 2003 and 2002, respectively.

(b) Administration Reimbursements

Wells Capital, Inc. performs certain administrative services for the Partnership, such as accounting, property management and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. The Partnership reimbursed $14,504 and $10,176 for the three months ended June 30, 2003 and 2002, respectively, and $30,123 and $18,999 for the six months ended June 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services. The Joint Ventures reimbursed $44,856 and $34,607 for the three months ended June 30, 2003 and 2002, respectively, and $85,708 and $75,830 for the six months ended June 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services and expenses.

(c) Conflicts of Interest

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

(a) Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future, and certain other matters. Readers of this Report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statements made in this report, including construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.

(b) Results of Operations

Gross Revenues

Gross revenues of the Partnership decreased to $399,360 for the three months ended June 30, 2003 from $418,900 for the three months ended June 30, 2002, and $773,964 for the six months ended June 30, 2003 from $807,049 for the six months ended June 30, 2002, primarily due to the corresponding decrease in equity in income of Joint Ventures described below.

Equity In Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of the Joint Ventures declined in 2003, as compared to 2002. The decrease in such gross revenues is primarily the result of a 22% decline in occupancy of the 360 Interlocken Building; however, it is partially offset by adjustments to 2002 operating expense reimbursement billings to tenants of the US Cellular Building, which were recorded in the first quarter of 2003. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

The decline described above is partially offset by an increase in gross revenues recognized by Fund VIII-Fund IX Associates due to 2002 operating expense reimbursement billing adjustments for tenants of the US Cellular Building, which were recorded during the second quarter of 2003.

Expenses of Joint Ventures

The expenses of the Joint Ventures increased in 2003, as compared to 2002, primarily due to increases in: (i) HVAC and roof repair costs for the US Cellular Building and the Quest Building; (ii) property taxes for the Interlocken Building; (iii) a one-time increase in accounting fees incurred as a result of changing independent accountants in 2002; and (iv) administrative salaries.

Expenses

Expenses of the Partnership were $60,685 and $45,415 for the three months ended June 30, 2003 and 2002, respectively, and $90,883 and $68,525 for the six months ended June 30, 2003 and 2002, respectively. These increases resulted primarily from additional: (1) Tennessee partnership franchise and excise tax invoices received in the second quarter of 2003 in order to reconcile estimated to actual amounts due for 2002, and (2) an increase in administrative costs incurred partially in response to new regulatory requirements. We anticipate additional increases related to the implementation of the new reporting regulations during the second half of 2003.

Net Income

As a result, net income of the Partnership was $338,675 and $373,485 for the three months ended June 30, 2003 and 2002, respectively, and $683,081 and $738,524 for the six months ended June 30, 2003 and 2002, respectively.

(c) Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $(90,173) for the six months ended June 30, 2003, as compared to $(69,727) for the six months ended June 30, 2002, primarily due to the increase in partnership administration costs described in the previous section.

Cash Flows From Investing Activities

Net cash flows from investing activities decreased to $1,351,957 for the six months ended June 30, 2003, as compared to $1,476,713 for the six months ended June 30, 2002. The 2003 decrease from 2002 is largely attributable to the decline in occupancy at the 360 Interlocken Building.

Cash Flows From Financing Activities

Net cash flows from financing activities were $(1,366,784) and $(1,451,388) for the six months ended June 30, 2003 and 2002, respectively. The 2003 decrease in financing cash flows used from 2002 is primarily attributable to the decline in distributions paid to partners holding Class A units as a result of receiving less distributions from Joint Ventures for the reasons described in the previous sections.

Distributions

The Partnership declared distributions to the limited partners holding Class A units of $0.20 per unit, $0.22 per unit for the quarters ended June 30, 2003 and 2002, respectively. Such distributions have been made from net cash from operations and distributions received from investments in Joint Ventures. Distributions accrued for the second quarter of 2003 to the limited partners holding Class A Units were paid in August 2003. No cash distributions were made to limited partners holding Class B Units.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties. Other than investor proceeds of $25,507, the Partnership has invested all of its funds available for investment in properties. Accordingly, the General Partners anticipate investing the remaining investor proceeds in capital projects for its existing property investments and do not intend to acquire interests in additional properties. Through the expiration of the lease term on November 30, 2007, Alstom Power has the right to request tenant improvements up to $245,000 to be funded by Fund IX-X-XI-REIT Associates. Fund IX-X-XI-REIT Associates has not received a request to utilize any such funds to date. Other than those aforementioned, the General Partners are unaware of any specific need requiring capital resources.

(d) Related-Party Transactions

The Partnership and its Joint Ventures have entered into agreements with Wells Capital, Inc., the General Partner of Wells Partners, L.P. and its affiliates, whereby the Partnership or its Joint Ventures pay certain fees or reimbursements to Wells Capital, Inc. or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements, and fees.

(e) Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

(f) Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments or invest in any market risk-sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.    CONTROLS AND PROCEDURES

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate general partner of one of the General Partners of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

(b)	No reports on Form 8-K were filed during the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IX, L.P. (Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

August 8, 2003	/s/ LEO F. WELLS, III
Leo F. Wells, III President

August 8, 2003	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND IX, L.P.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002