Form 10-Q
period 2003-09-30
WELLS REAL ESTATE FUND IX LP
filed 2003-11-07
CIK 929921

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                  to

Commission file number 0-22039

WELLS REAL ESTATE FUND IX, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-2126622
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 The Corners Pkwy., Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

Yes ☒     No ☐

WELLS REAL ESTATE FUND IX, L.P.

BALANCE SHEETS

	(unaudited)
	September 30, 2003	December 31, 2002
ASSETS:
Investments in Joint Ventures	$22,813,550	$23,831,037
Due from Joint Ventures	758,667	612,483
Cash and cash equivalents	65,803	121,265
Deferred project costs	1,291	1,291

Total assets	$23,639,311	$24,566,076

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Partnership distribution payable	$715,820	$712,257
Accounts payable and accrued expenses	18,478	14,831

Total liabilities	734,298	727,088

Partners’ capital:
Limited partners:
Class A—3,181,420 units and 3,165,583 units outstanding as of September 30, 2003 and December 31, 2002, respectively	22,905,013	23,838,988
Class B—318,580 units and 334,417 units outstanding as of September 30, 2003 and December 31, 2002, respectively	0	0
General Partners	0	0

Total partners’ capital	22,905,013	23,838,988

Total liabilities and partners’ capital	$23,639,311	$24,566,076

See accompanying notes

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF INCOME

	(unaudited) Three Months Ended		(unaudited) Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
REVENUES:
Equity in income of Joint Ventures (Note 2)	$420,584	$422,050	$1,193,896	$1,227,510
Other income	0	438	652	2,027

	420,584	422,488	1,194,548	1,229,537

EXPENSES:
Partnership administration	30,591	15,350	107,213	69,258
Legal and Accounting Fees	208	776	8,282	11,422
Other general and administrative	718	2,028	6,905	5,999

	31,517	18,154	122,400	86,679

NET INCOME	$389,067	$404,334	$1,072,148	$1,142,858

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$389,067	$404,334	$1,072,148	$1,142,858

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$0

NET INCOME PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.12	$0.13	$0.34	$0.36

NET LOSS PER WEIGHTED AVERAGE CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

CASH DISTRIBUTION PER WEIGHTED AVERAGE CLASS A LIMITED PARTNER UNIT	$0.23	$0.23	$0.63	$0.67

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	3,181,420	3,148,383	3,177,929	3,148,383

CLASS B	318,580	351,617	322,071	351,617

See accompanying notes

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2001	3,136,429	$25,121,831	363,571	$0	$0	$25,121,831
Net income	0	1,535,132	0	0	0	1,535,132
Partnership distributions	0	(2,817,975)	0	0	0	(2,817,975)
Class B conversion elections	29,154	0	(29,154)	0	0	0

BALANCE, December 31, 2002	3,165,583	23,838,988	334,417	0	0	23,838,988
Net income	0	1,072,148	0	0	0	1,072,148
Partnership distributions	0	(2,006,123)	0	0	0	(2,006,123)
Class B conversion elections	15,837	0	(15,837)	0	0	0

BALANCE, September 30, 2003 (unaudited)	3,181,420	$22,905,013	318,580	$0	$0	$22,905,013

See accompanying notes

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF CASH FLOWS

	(unaudited)
	Nine Months Ended
	September 30, 2003	September 30, 2002
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$1,072,148	$1,142,858
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(1,193,896)	(1,227,510)
Changes in assets and liabilities:
Accounts payable and accrued expenses	3,647	6,682

Net cash used in operating activities	(118,101)	(77,970)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	2,065,199	2,155,149

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to limited partners	(2,002,560)	(2,140,094)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(55,462)	(62,915)
CASH AND CASH EQUIVALENTS, beginning of period	121,265	95,263

CASH AND CASH EQUIVALENTS, end of period	$65,803	$32,348

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from Joint Ventures	$758,667	$795,153

Partnership distributions payable	$715,820	$710,527

See accompanying notes

WELLS REAL ESTATE FUND IX, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization and Business

Wells Real Estate Fund IX, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia non-public limited partnership, serving as the general partners (the “General Partners”). The Partnership was formed on August 15, 1994 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their units treated as Class A Units or Class B Units. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a General Partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on February 12, 1996 upon receiving and accepting subscriptions for 125,000 units and collecting aggregate gross offering proceeds of $2,500,000, thus allowing for the admission of New York and Pennsylvania investors in the Partnership. The offer terminated on December 30, 1996 at which time approximately 2,935,931 Class A Units and 564,069 Class B Units had been sold to 1,841 and 257 Class A and Class B Limited Partners, respectively, for total limited partner Capital Contributions of $35,000,000. As of September 30, 2003, the Partnership had paid a total of $1,400,000 in acquisition and advisory fees and acquisition expenses, and $5,254,700 in selling commissions and organization and offering expenses, and invested $13,289,359 in Fund VIII-IX Associates and invested $15,030,434 in Fund IX-X-XI-REIT Associates. The Partnership held net offering proceeds of $25,507 as of September 30, 2003, which is available for investment in properties.

The Partnership owns interests in all of its real estate assets through Joint Ventures with other Wells Real Estate Funds. During the periods presented, the Partnership owned interests in the following nine properties through the affiliated Joint Ventures (the “Joint Ventures”) listed below:

Joint Venture	Joint Venture Partners	Properties

The Fund VIII and Fund IX Joint Venture (“Fund VIII-Fund IX Associates”)	— Wells Real Estate Fund VIII, L.P. — Wells Real Estate Fund IX, L.P.	1. US Cellular Building A four-story office building located in Madison, Wisconsin 2. AT&T—Texas Building A one-story office building located in Farmer’s Branch, Texas
3. Cirrus Logic Building A two-story office building located in Boulder County, Colorado

Joint Venture	Joint Venture Partners	Properties

The Fund VIII, Fund IX and REIT Joint Venture (“Fund VIII-IX-REIT Associates”)	— Wells Real Estate Fund VIII, L.P. — Wells Real Estate Fund IX, L.P. — Wells Operating Partnership, L.P.*	4. Quest Building A two-story office building located in Irvine, California

The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	— Wells Real Estate Fund IX, L.P. — Wells Real Estate Fund X, L.P. — Wells Real Estate Fund XI, L.P. — Wells Operating Partnership, L.P.*

5.  Alstom Power—Knoxville Building
A three-story office building located in Knoxville, Tennessee

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

Each of the aforementioned properties was acquired on an all-cash basis. For further information regarding the foregoing Joint Ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b)    Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The quarterly statements included herein have not been examined by independent auditors. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2002.

(c)	Allocations of Net Income, Net Loss and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Class A Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to any partner having a positive balance in his/her capital account in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

Gains on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (i) allocations made pursuant to the qualified income offset provisions of the partnership agreement; (ii) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero; and (iii) allocations to limited partners holding Class B Units in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific Partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

(d)	Distributions of Net Cash From Operations

Cash available for distribution, as defined by the partnership agreement, is distributed to the limited partners quarterly. In accordance with the partnership agreement, such distributions are paid first to limited partners holding Class A Units until they have received a 10% per annum return on their Net Capital Contributions, as defined. Then, such distributions are paid to the General Partners until they have received 10% of the total amount distributed to date. Any remaining cash available for distribution is split between the limited partners holding Class A Units and the General Partners on a basis of 90% and 10%, respectively. No cash distributions will be made to the limited partners holding Class B Units.

(e)	Distribution of Sales Proceeds

Upon sales of properties, the net sales proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Class A Units until they receive an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation deductions taken by the limited partners holding Class B Units with respect to such property.

•	To limited partners holding units, which at any time have been treated as Class B Units, until they receive an amount necessary to equal the net cash available for distribution received by the limited partners holding Class A Units

•	To limited partners on a per-unit basis until each limited partner has received 100% of his/her Net Capital Contribution, as defined

•	To all limited partners on a per-unit basis until they receive a cumulative 10% per annum return on their Net Capital Contribution, as defined

•	To limited partners on a per unit basis until they receive an amount equal to their preferential limited partner return (defined as the sum of a 10% per annum cumulative return on Net Capital Contributions for all periods during which the units were treated as Class A Units and a 15% per annum cumulative return on Net Capital Contributions for all periods during which the units were treated as Class B Units)

•	To all General Partners until they have received 100% of their Capital Contributions; in the event that limited partners have received aggregate cash distributions from the Partnership over the life of their investment in excess of a return of their Net Capital Contributions plus their preferential limited partner return, then the General Partners shall receive an additional sum equal to 25% of such excess

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners

2.	INVESTMENT IN JOINT VENTURES

(a)	Basis of Presentation

The Partnership owned interests in nine properties during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investments in Joint Ventures, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b)	Summary of Operations

The following information summarizes the operations of the unconsolidated Joint Ventures in which the Partnership held ownership interests for the three months and nine months ended September 30, 2003 and 2002, respectively:

	Total Revenues				Net Income		Partnership’s Share of Net Income
	Three Months Ended September 30,				Three Months Ended September 30,		Three Months Ended September 30,
	2003		2002		2003	2002	2003	2002
Fund IX-X-XI-REIT Associates	$1,325,354		$1,345,648		$523,387	$573,657	$204,281	$224,216
Fund VIII-Fund IX Associates	959,774	*	924,774	*	478,512	437,654	216,303	197,834

	$2,285,128		$2,270,422	(1)	$1,001,899	$1,011,311	$420,584	$422,050

*	The Partnership’s share of income earned from its investment in Fund VIII-IX-REIT Associates is recorded by Fund VIII-Fund IX Associates as equity in income of Joint Ventures, which is classified as revenue.

(1)	Amounts have been restated to reflect tenant reimbursements of $430,635 as revenues for the three months ended September 30, 2002, which has no impact on net income.

	Total Revenues				Net Income		Partnership’s Share of Net Income
	Nine Months Ended September 30,				Nine Months Ended September 30,		Nine Months Ended September 30,
	2003		2002		2003	2002	2003	2002
Fund IX-X-XI-REIT Associates	$3,967,683		$4,169,856		$1,461,095	$1,747,098	$570,274	$683,199
Fund VIII-Fund IX Associates	2,832,745	*	2,699,596	*	1,379,595	1,204,141	623,622	544,311

	$6,800,428		$6,869,452	(2)	$2,840,690	$2,951,239	$1,193,896	$1,227,510

*	The Partnership’s share of income earned from its investment in Fund VIII-IX-REIT Associates is recorded by Fund VIII-Fund IX Associates as equity in income of Joint Ventures, which is classified as revenue.

(2)	Amounts have been restated to reflect tenant reimbursements of $1,295,450 as revenues for the nine months ended September 30, 2002, which has no impact on net income.

The following information summarizes the operations of the Fund VIII-IX-REIT Associates in which the Partnership held an interest through its interest in Fund VIII-Fund IX Associates for the three months and nine months ended September 30, 2003 and 2002, respectively:

	Total Revenues			Net Income		Partnership’s Share of Net Income
	Three Months Ended September 30,			Three Months Ended September 30,		Three Months Ended September 30,
	2003	2002		2003	2002	2003		2002
Fund VIII-IX-REIT Associates	$309,840	$310,265	(1)	$138,323	$152,672	$52,660	*	$58,122	*

	Total Revenues			Net Income		Partnership’s Share of Net Income
	Nine Months Ended September 30,			Nine Months Ended September 30,		Nine Months Ended September 30,
	2003	2002		2003	2002	2003		2002
Fund VIII-IX-REIT Associates	$931,620	$945,173	(2)	$416,078	$461,366	$158,401	*	$175,642	*

*	The Partnership’s share of income earned from its investment in Fund VIII-IX-REIT Associates is recorded by Fund VIII-Fund IX Associates as equity in income of Joint Ventures, which is classified as revenue.

(1)	Amounts have been restated to reflect tenant reimbursements of $8,265 as revenues for the three months ended September 30, 2002, which has no impact on net income.

(2)	Amounts have been restated to reflect tenant reimbursements of $39,174 as revenues for the nine months ended September 30, 2002, which has no impact on net income.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the Partnership has adopted the provisions of FIN 46 commencing on June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the adoption of FIN 46 has not resulted in the consolidation of any previously unconsolidated entities.

4.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for supervising the management of properties, such properties will generally pay Wells Management, management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The properties in which the Partnership owns interests incurred management and leasing fees payable to Wells Management of $110,620 and $123,501 for the three months ended September 30, 2003 and 2002, respectively, and $347,232 and $352,444 for the nine months ended September 30, 2003 and 2002, respectively.

(b)	Administration Reimbursements

Wells Capital, Inc. (“Wells Capital”) and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. The Partnership reimbursed $14,330 and $10,425 for the three months ended September 30, 2003 and 2002, respectively, and $44,453 and $29,423 for the nine months ended September 30, 2003 and 2002, respectively, to Wells Capital and its affiliates for these services and expenses. The Joint Ventures reimbursed $52,911 and $30,530 for the three months ended September 30, 2003 and 2002, respectively, and $138,619 and $106,360 for the nine months ended September 30, 2003 and 2002, respectively, to Wells Capital and its affiliates for these services and expenses.

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

(b)    Results of Operations

Gross Revenues

Gross revenues of the Partnership decreased to $420,584 for the three months ended September 30, 2003 from $422,488 for the three months ended September 30, 2002, and to $1,194,548 for the nine months ended September 30, 2003 from $1,229,537 for the nine months ended September 30, 2002 primarily due to the corresponding decrease in equity in income of Joint Ventures described below.

Equity in Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of Joint Ventures declined for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, primarily as a result of the 27% decline in occupancy of the 360 Interlocken Building beginning in the third quarter of 2003, partially offset by additional 2002 operating expense reimbursements, which were billed to tenants of the US Cellular Building in the first quarter of 2003. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

Gross revenues of Joint Ventures increased for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002, primarily due to an increase in property tax reimbursement accruals for the 360 Interlocken Building and the Ohmeda Building during the third quarter of 2003 as further discussed in the following section.

Expenses of Joint Ventures

Expenses of Joint Ventures increased in 2003, as compared to 2002, primarily due to increases in: (i) non-reimbursable HVAC costs for the 360 Interlocken Building; and (ii) property taxes assessed for the 360 Interlocken Building and Ohmeda Building.

As a result of the decrease in gross revenues and increase in expenses of the Joint Ventures for the nine months ended September 30, 2003 as described above, equity in income of Joint Ventures decreased to $420,584 from $422,050 for the three months ended September 30, 2003 and 2002, respectively, and to $1,193,896 from $1,227,510 for the nine months ended September 30, 2003 and 2002, respectively.

Expenses

Expenses of the Partnership were $31,517 and $18,154 for the three months ended September 30, 2003 and 2002, respectively, and $122,400 and $86,679 for the nine months ended September 30, 2003 and 2002, respectively. The increases resulted primarily from an increase in administrative costs incurred in response to new reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements on a going forward basis.

Net Income

As a result of the factors described above, net income of the Partnership was $389,067 and $404,334 for the three months ended September 30, 2003 and 2002, respectively, and $1,072,148 and $1,142,858 for the nine months ended September 30, 2003 and 2002, respectively.

(c)    Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $(118,101) for the nine months ended September 30, 2003, as compared to $(77,970) for the nine months ended September 30, 2002, primarily due to the increase in partnership administration costs described in the previous section.

Cash Flows From Investing Activities

Net cash flows from investing activities decreased to $2,065,199 for the nine months ended September 30, 2003, as compared to $2,155,149 for the nine months ended September 30, 2002 primarily due to the 27% decline in occupancy of the 360 Interlocken Building beginning in the third quarter of 2003.

Cash Flows From Financing Activities

Net cash flows from financing activities, which represent distributions to partners, were $(2,002,560) and $(2,140,094) for the nine months ended September 30, 2003 and 2002, respectively. The 2003 decrease in financing cash flows used, which represents distributions to partners, is primarily attributable to the corresponding decline in cash flows from investing activities discussed above.

Distributions

The Partnership declared distributions to the limited partners holding Class A Units of $0.23 per unit and $0.23 per unit for the quarters ended September 30, 2003 and 2002, respectively. Such distributions have been made from net cash from operations and distributions received from investments in Joint Ventures. Distributions accrued to the limited partners holding Class A Units for the third quarter of 2003 were paid in November 2003. No cash distributions were made to limited partners holding Class B Units.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties. Other than investor proceeds of $25,507, the Partnership has invested all of its funds available for investment in properties. Accordingly, the General Partners anticipate investing the remaining investor proceeds in capital projects for its existing property investments and do not intend to acquire interests in additional properties. Fund IX-X-XI-REIT Associates is expecting to fund approximately $114,000 in capital parking lot repairs for the 360 Interlocken Building during the fourth quarter of 2003. Through its November 30, 2007 lease expiration, Alstom Power, the only tenant at the Knoxville Building, has the right to request tenant improvements up to $245,000; Fund IX-X-XI-REIT Associates has not received a request for any such funding to date. In 2004, the General Partners anticipate funding 2004 re-leasing costs through Fund VIII-IX-REIT Associates related to the January 31, 2004 expiration of the Quest Building lease.

(d)    Related-Party Transactions

The Partnership and its Joint Ventures have entered into agreements with Wells Capital, the General Partner of Wells Partners, L.P. and its affiliates, whereby the Partnership or its Joint Ventures pay certain fees or reimbursements to Wells Capital or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements, and fees.

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

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets held by the Joint Ventures and net income of the Partnership.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments, or invest in any market risk- sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

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

There were no significant changes in the Partnership’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

(b)	No reports on Form 8-K were filed during the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IX, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

November 7, 2003	/s/ Leo F. Wells, III
Leo F. Wells, III President

November 7, 2003	/s/ Douglas P. Williams
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