Form 10-K
period 2003-12-31
WELLS REAL ESTATE FUND IX LP
filed 2004-03-19
CIK 929921

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[Fee Required]

For the fiscal year ended December 31, 2003

or

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

[No Fee Required]

For the transition period from                                 to

Commission file number 0-22039

WELLS REAL ESTATE FUND IX, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-2126622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway, Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of exchange on which registered
NONE	NONE

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Wells Real Estate Fund IX, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Our potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Other operational risks

•	Our dependency on Wells Capital, Inc., its key personnel, and its affiliates for various administrative services;

•	Wells Capital, Inc.’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

PART I

ITEM 1.	BUSINESS.

General

Wells Real Estate Fund IX, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as its general partners (the “General Partners”). The Partnership was formed on August 15, 1994 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their units treated as Class A Units or Class B Units. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

On January 5, 1996, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 125,000 units on February 12, 1996. The offering was terminated on December 30, 1996 at which time the Partnership had sold approximately 2,935,931 Class A Units and 564,069 Class B Units representing capital contributions of $35,000,000 from investors who were admitted to the Partnership as limited partners.

Management believes that the Partnership would ideally operate through the course of the following five key life cycle phases. The time spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fund-raising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public

•	Investing phase

The period during which the Partnership invests the capital raised during the fund-raising phase, less upfront fees, into the acquisition of real estate assets

•	Holding phase

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants

•	Positioning-for-sale phase

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sales proceeds to the partners

Currently, management believes that the Partnership is predominantly operating in the holding phase and, accordingly, is focusing the majority of its resources on managing the existing portfolio and locating suitable replacement tenants for vacant space as necessary.

Cash management is a chief area of focus for the Partnership. Historically, the Partnership has not taken out borrowings from third party lenders and, while operating cash flows and net property sales proceeds are withheld to provide for known events from time to time, the Partnership does not maintain as a general rule cash reserves for unknown events. Instead, management prefers to maximize operating cash flows distributed to investors commensurate with the period earned; however, it is likely that, during the positioning for sale phase, the Partnership will be required to use cash flow from operations and/or net sale proceeds from the sale of the Partnership’s properties, which would otherwise be available for distribution to limited partners, to fund tenant improvements, leasing commissions and other leasing costs associated with the re-leasing of the Partnership’s properties. The Partnership’s cash needs evolve during the course of its life cycle and, accordingly, volatility in operating returns is a natural and expected part of the process.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc. (“Wells Capital”), the general partner of Wells Partners, and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11, “Compensation of General Partners and Affiliates,” for a summary of the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2003.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to the properties owned by the Partnership through investments in the joint ventures described in Item 2. In the opinion of management, all such properties are adequately insured.

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

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. During the periods presented, the Partnership owned interests in the following nine properties through the affiliated joint ventures listed below (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties	Occupancy % as of December 31,
			2003	2002	2001	2000	1999
Fund VIII and Fund IX Associates (“Fund VIII-IX Associates”)	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.	1. US Cellular Building A four-story office building located in Madison, Wisconsin	100%	100%	100%	100%	100%

		2. AT&T-Texas Building A one-story office building located in Farmer’s Branch, Texas	100%	100%	100%	100%	100%

		3. Cirrus Logic Building A two-story office building located in Broomfield County, Colorado	100%	100%	100%	100%	100%

Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)	• Fund VIII – Fund IX Associates • Wells Operating Partnership, L.P.*	4. Quest Building A two-story office building located in Irvine, California	100%	100%	100%	100%	100%

The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Wells Operating Partnership, L.P.*	5. Alstom Power-Knoxville Building A three-story office building in Knoxville, Tennessee	100%	100%	100%	100%	98%

		6. 360 Interlocken Building A three-story office building located in Boulder County, Colorado	70%	75%	100%	100%	100%

		7. Avaya Building A one-story office building located in Oklahoma City, Oklahoma	100%	100%	100%	100%	100%

		8. Iomega Building A single-story warehouse and office building located in Ogden, Weber County, Utah	100%	100%	100%	100%	100%

		9. Ohmeda Building A two-story office building located in Louisville, Boulder County, Colorado	100%	100%	100%	100%	100%

*	Wells Operating Partnership, L.P. is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Each of the aforementioned properties was acquired on an all-cash basis. The investment objectives of each of the joint venture partners listed in the above table are substantially identical to those of the Partnership. The Partnership does not control the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, investments in Joint Ventures are recorded using the equity method of accounting.

As of December 31, 2003, the lease expirations scheduled during each of the following ten years for all properties in which the Partnership held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent	Partnership Share of Annualized Gross Base Rent	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent
2004(1)	2	149,410	$2,408,595	$927,718	23.0%	29.1%
2005(2)	2	142,909	2,009,888	784,459	22.0	24.3
2007(3)	1	101,726	1,356,084	612,950	15.7	16.4
2008(4)	1	57,186	622,756	243,062	8.8	7.5
2009(5)	1	108,250	589,369	230,031	16.7	7.1
2011(6)	1	40,000	482,001	217,864	6.2	5.8
2012(7)	1	49,460	807,984	365,209	7.6	9.8

	9	648,941	$8,276,677	$3,381,293	100.0%	100.0%

(1)	Quest lease (approximately 65,000 square feet), and Alstom Power lease (approximately 84,000 square feet).
(2)	Ohmeda lease (approximately 107,000 square feet), and the GAIAM lease at the 360 Interlocken Building (approximately 36,000 square feet).
(3)	US Cellular lease (approximately 102,000 square feet).
(4)	Avaya lease (approximately 57,000 square feet).
(5)	Iomega lease (approximately 108,000 square feet).
(6)	AT&T-TX lease (approximately 40,000 square feet).
(7)	Cirrus Logic lease (approximately 49,000 square feet).

The Joint Ventures and the properties in which the Partnership owns an interest during the periods presented are further described below:

Fund VIII-IX Associates

On June 10, 1996, Fund VIII-IX Associates was formed for the purpose of developing, owning, and operating commercial properties. As of December 31, 2003, the Partnership and Wells Real Estate Fund VIII, L.P. owned approximately 45% and 55%, respectively, of the following three properties based on their respective cumulative capital contributions to Fund VIII-IX Associates:

US Cellular Building

On June 17, 1996, Fund VIII-IX Associates purchased a 7.09 acre tract of real property in Madison, Dane County, Wisconsin the purpose of developing an office building. Construction was completed on a four-story office building containing approximately 101,700 rentable square feet.

In June 1997, US Cellular, a subsidiary of BellSouth Corporation, took occupancy of approximately 76,000 rentable square feet, comprising approximately 75% of the building. The initial term of this lease is nine years and eleven months beginning in June 1997, with the option to extend the initial term of the lease for two consecutive five-year periods. The annual base rent payable during the initial term is $902,418 for the first five years and $1,016,822 for the last four years and eleven months of the initial term. The annual base rent for each extended term will be assessed at the respective currently prevailing market rental rates. US Cellular is required to pay additional rent equal to its share of operating expenses during the lease term.

Commencing November 1, 2001, US Cellular exercised its right of first refusal to lease approximately 25,000 additional square feet of space vacated by American Family in October 2001. As a result, US Cellular currently occupies 100% of the building and pays rent according to the terms and conditions of their original lease.

The average effective annual rental rate per square foot at the US Cellular Building was $12.76 for 2003, $12.76 for 2002, $12.47 for 2001, and $12.60 for 2000 and 1999.

AT&T-TX Building

On October 10, 1996, Fund VIII-IX Associates purchased a one-story office building containing approximately 40,000 rentable square feet located on 4.864 acres of land in Farmer’s Branch, Dallas County, Texas.

The AT&T-TX Building is leased to AT&T Wireless Texas for a period of fifteen years beginning on July 19, 1996 with options to extend the lease for three consecutive five-year periods. Annual base rent is payable at $430,001 during the first five years, $454,001 during the next five years, and $482,001 during the last five years. Under this lease, AT&T Wireless Texas is responsible for all operating expenses and real estate taxes.

The average effective annual rental rate per square foot at the AT&T-TX Building was $11.39 for 2003, $11.39 for 2002, $11.48 for 2001, and $11.38 for 2000 and 1999.

Cirrus Logic Building

On February 20, 1997, Fund VIII-IX Associates acquired a 4.26-acre tract of real property located in Broomfield County, Colorado, on which a two-story office building containing approximately 49,500 rentable square feet was constructed as part of the Interlocken Business Park, a 963-acre business development for advanced technology and research/development-oriented companies. Construction was substantially completed in March 1997, upon which Cirrus Logic, Inc. took occupancy of the entire building.

The Cirrus Logic lease commenced on March 17, 1997 and provides for a term of fifteen years with annual base rent initially payable at $667,755. The annual base rent will be increased by 10% beginning the sixth year of the lease and by another 10% beginning the eleventh year of the lease. Cirrus Logic has the option to renew the lease for two consecutive five-year periods. The base rent payable during any such extended term would be assessed at 95% of the respective currently prevailing market rental rates for comparable office buildings in the Boulder County area. Under its lease, Cirrus Logic is responsible for all utilities, cleaning, taxes, other operating expenses, and for maintaining property and liability insurance on the Cirrus Logic Building. Fund VIII-IX Associates shall maintain, for its own benefit, liability insurance for the Cirrus Logic Building, as well as insurance for fire and vandalism.

The average effective annual rental rate per square foot at the Cirrus Logic Building was $14.88 for 2003, $14.67 for 2002, and $14.92 for 2001, 2000, and 1999.

Fund VIII-IX-REIT Associates

On January 10, 1997, Fund VIII-IX Associates acquired a two-story office building containing approximately 65,000 rentable square feet on a 4.4 acre tract of land located at 15253 Bake Parkway within the Irvine Spectrum planned business community in metropolitan Orange County, California, known as the Quest Building. The total consideration paid for the building was approximately $7,465,000, including acquisition and closing costs.

On June 15, 2000, a joint venture was formed between Wells Operating Partnership, L.P. and Fund VIII-IX Associates known as Fund VIII-IX-REIT Associates. On July 1, 2000, Fund VIII-IX Associates contributed its interest in the Quest Building as an initial capital contribution to Fund VIII-IX-REIT Associates. During 2000, Wells Operating Partnership, L.P. contributed approximately $1.3 million to Fund VIII-IX-REIT Associates to fund tenant improvements for the Quest Building. At December 31, 2003, the Partnership, Wells Real Estate Fund VIII, L.P., and Wells Operating Partnership, L.P. owned approximately 38%, 46%, and 16%, respectively, of the following property based on their respective cumulative capital contributions to Fund VIII-IX-REIT Associates:

Quest Building

On August 1, 2000, Quest Software, Inc. (“Quest”) entered into a 42-month lease for the entire Quest Building upon taking occupancy. Construction of tenant improvements required under the Quest lease cost approximately $1,231,000 and was funded through capital contributions made by Wells Operating Partnership, L.P.

The average effective annual rental rate per square foot at the Quest Building was $18.58 for 2003, $18.58 for 2002, $18.58 for 2001, $13.72 for 2000, and $10.11 for 1999.

Fund IX-X-XI-REIT Associates

On June 11, 1998, the Partnership and Wells Real Estate Fund X, L.P. entered into a joint venture agreement known as Fund IX and Fund X Associates (“Fund IX-X Associates”), which was subsequently amended, restated, and renamed as Fund IX-X-XI-REIT Associates upon the admission of Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P. as joint venture partners.

Prior to amending and restating the joint venture agreement, Fund IX-X Associates acquired and owned the following three properties: (i) the Alstom Power-Knoxville Building; (ii) the Ohmeda Building; and (iii) the 360 Interlocken Building. On June 24, 1998, Fund IX-X-XI-REIT Associates purchased the Avaya Building, a one-story office building. On July 1, 1998, Wells Real Estate Fund X, L.P. contributed the Iomega Building, a single-story warehouse and office building including approximately 108,000 rentable square feet, to Fund IX-X-XI-REIT Associates, which was recorded as a capital contribution.

As of December 31, 2003, the Partnership, Wells Real Estate Fund X, L.P., Wells Real Estate Fund XI, L.P., and Wells Operating Partnership, L.P. held equity interests of approximately 39%, 48%, 9%, and 4%, respectively, in the following five properties based on their respective cumulative capital contributions to Fund IX-X-XI-REIT Associates:

Alstom Power-Knoxville Building

On March 20, 1997, Fund IX-X Associates began construction of the Alstom Power-Knoxville Building, a three-story office building comprised of approximately 84,400 rentable square feet located on a 5.62-acre tract of real property in Knoxville, Knox County, Tennessee.

Alstom Power, Inc. (“Alstom Power”) took occupancy of approximately 57,800 rentable square feet in December 1997 upon which the initial term of its nine years and eleven months lease commenced. Alstom Power has the option to extend the initial term of its lease for two consecutive five-year periods. The annual base rent payable during the initial term is $646,250 for the first five years and $728,750 for the last four years and eleven months of the initial term. The annual base rent payable for each extended term will be assessed at the then currently prevailing market rental rates. In addition to base rent, Alstom Power is required to pay additional rent equal to its share of operating expenses during the lease term.

Commencing December 1, 1999, Alstom Power exercised its right of first refusal to lease an additional 23,992 square feet of space, and executed the third amendment to its lease on May 19, 2000 to lease the remaining 2,581 rentable square feet on the second floor of the building. Thus, Alstom Power currently occupies 100% of the building and pays rent thereon according to the terms and conditions of the original lease.

On December 29, 2003, Alstom Power notified Fund IX-X-XI-REIT Associates of its intention to prematurely terminate its lease and vacate the building effective December 31, 2004. As a result of the early termination, Alstom Power will incur a penalty of $2,403,950 payable to Fund IX-X-XI-REIT Associates, which will be due on September 30, 2004.

The average effective annual rental rate per square foot at the Alstom Power-Knoxville Building was $13.22 for 2003, $13.67 for 2002, $13.83 for 2001, $14.05 for 2000, and $11.77 for 1999.

360 Interlocken Building

On March 20, 1998, Fund IX-X Associates acquired the 360 Interlocken Building, a three-story multi-tenant office building containing approximately 52,000 rentable square feet located on a 5.1-acre tract of land in Broomfield, Broomfield County, Colorado.

The second and third floors of the 360 Interlocken Building are currently occupied by one major tenant, GAIAM, Inc. (“GAIAM”). The initial term of the GAIAM lease expired on March 31, 2002 and was renewed and extended through May 31, 2005. GAIAM took over an additional 12,223 square feet upon the expiration of the ODS Technologies lease on October 1, 2003. Thus, currently, GAIAM occupies approximately 36,000 square feet (or 70% of the building). Beginning October 1, 2003, the annual rent for the remaining term of the GAIAM lease is $885,172 per year with a 2% increase beginning June 1, 2004. All tenants in the 360 Interlocken Building are responsible for paying a pro-rata share of the increases in taxes, utilities, insurance, and other operating costs over the respective base year as defined in their leases.

Currently, Wells Management is actively pursuing prospective tenants to lease the vacant space at the 360 Interlocken Building, which encompasses approximately 30% of the premises. Fund IX-X-XI-REIT Associates executed a lease with Culver Financial to occupy 4,832 square feet (or 9% of the building) for 84 months commencing on December 12, 2003. The lease allows for free rent during the first six months of the lease term. Thereafter, monthly base rent of $6,443 is payable through November 30, 2004. Beginning December 1, 2004, monthly base rent will increase by $403 annually through the end of the lease term.

The average effective annual rental rate per square foot at the 360 Interlocken Building was $16.37 for 2003, $18.49 for 2002, $16.12 for 2001, $16.23 for 2000, and $15.97 for 1999.

Avaya Building

On June 24, 1998, Fund IX-X-XI-REIT Associates acquired the Avaya Building from Wells Development Corporation, an affiliate of the General Partners. The Avaya Building is a one-story office building containing 57,186 net rentable square feet on 5.3 acres of land.

Avaya occupies the entire Avaya Building under the initial lease term of ten years, which commenced January 5, 1998. Avaya has the option to extend the initial term for two additional five-year periods. The annual base rent payable during the initial term is $508,383 for the first five years and $594,152 for the second five years of the lease term. The annual base rent payable for each extended term will be assessed at the respective currently prevailing market rental rates. In addition to base rent, Avaya is required to reimburse the landlord for its pro-rata share of operating expenses.

The average effective annual rental rate per square foot at the Avaya Building was $10.18 for 2003, $10.32 for 2002, and $10.19 for 2001, 2000, 1999, and 1998.

Iomega Building

On July 1, 1998, Wells Real Estate Fund X, L.P. contributed the Iomega Building, a single-story warehouse and office building including approximately 108,250 rentable square feet located in Ogden, Utah, to Fund IX-X-XI-REIT Associates.

The building is 100% occupied by Iomega Corporation under a ten-year lease, which expires on July 31, 2006. Monthly base rent of $40,000 was payable through November 12, 1999. Beginning in the 40th and 80th months of the lease term, the monthly base rent payable under the lease will be increased to reflect an amount equal to 100% of the increase in the Consumer Price Index (as defined in the lease) during the preceding 40 months, provided, however, that in no event shall the base rent be increased with respect to any one year by more than 6% or by less than 3% per annum, compounded annually, on a cumulative basis from the beginning of the lease term. Monthly base rent increased to $44,996 effective November 1999 and was readjusted effective March 2003, the 80th month of the lease term, to the current monthly base rent of $49,114. The lease is an economic triple-net lease, whereby the terms require the tenant to reimburse Fund IX-X-XI-REIT Associates for certain operating expenses, as defined in the lease.

On March 22, 1999, Fund IX-X-XI-REIT Associates purchased a four-acre tract of vacant land adjacent to the Iomega Building for a gross purchase price of $212,000. The Partnership funded this acquisition and related land improvement costs and, accordingly, was credited with a capital contribution to Fund IX-X-XI-REIT Associates of $874,625. This site was developed into an additional parking and loading-dock area, including 400 new parking stalls and was completed on July 31, 1999. Iomega Corporation has extended its lease term through April 30, 2009 and, in connection therewith, will pay additional annual base rent of $113,700 related to the parking lot area.

The average effective annual rental rate per square foot at the Iomega Building was $6.40 for 2003, $6.36 for 2002, $6.22 for 2001 and 2000, and $5.18 for 1999, the first year of ownership.

Ohmeda Building

On February 13, 1998, Fund IX-X Associates acquired the Ohmeda Building, a two-story office building with approximately 106,750 rentable square feet located on a 15-acre tract of land located in Louisville, Boulder County, Colorado.

The entire 106,750 rentable square feet of the Ohmeda Building is currently under a net lease with Ohmeda, Inc. (“Ohmeda”), which expires in January 2005, subject to (i) Ohmeda’s right to effect an early termination of the lease under the terms and conditions described below, and (ii) Ohmeda’s right to extend the lease for two additional five-year periods at the then current market rental rates.

Monthly base rent payable is $83,710 through January 31, 2003; $87,891 from February 1, 2003 through January 31, 2004; and $92,250 from February 1, 2004 through January 31, 2005. Under the lease, Ohmeda is responsible for all utilities, taxes, insurance, and other operating costs with respect to the Ohmeda Building during the term of the lease. In addition, Ohmeda is required to pay a $21,000 per year management fee to Fund IX-X-XI-REIT Associates, as landlord, for maintenance and administrative services of the Ohmeda Building. Fund IX-X-XI-REIT Associates is responsible for maintenance of the roof, exterior and structural walls, foundation, other structural members, and floor slab, provided that the landlord’s obligation to make repairs specifically excludes items of cosmetic and routine maintenance such as the painting of walls.

The average effective annual rental rate per square foot at the Ohmeda Building was $9.62 for 2003, $9.64 for 2002, and $9.62 for 2001, 2000, and 1999, the first year of ownership.

ITEM 3.	LEGAL PROCEEDINGS.

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during the fourth quarter of 2003.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the limited partners during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

The offering for sale of units in the Partnership terminated on December 30, 1996, at which time the Partnership had 2,935,931 outstanding Class A Units held by a total of 1,841 limited partners and 564,069 outstanding Class B Units held by a total of 257 limited partners. As of February 15, 2004, the Partnership had 3,204,219 outstanding Class A Units held by a total of 1,901 limited partners and 295,781 outstanding Class B Units held by a total of 186 limited partners. The capital contribution per unit is $10.00. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the partnership agreement, the General Partners have the right to prohibit transfers of units.

Because fiduciaries of retirement plans subject to ERISA are required to determine the value of the assets of such retirement plans on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in the Partnership’s annual Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive if the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without reduction for selling expenses) were distributed to the limited partners in liquidation of the Partnership. Utilizing this methodology, the General Partners have estimated unit valuations, based upon their estimates of property values as of December 31, 2003, to be approximately $7.91 per Class A Unit and $13.54 per Class B Unit, based upon market conditions existing in early December 2003. In connection with the estimated property valuations, the General Partners obtained an opinion from David L. Beal Company, an independent MAI appraiser, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate; however, due to the inordinate expense involved in obtaining appraisals for all of the Partnership’s properties, no actual appraisals were obtained. Accordingly, these estimates should not be viewed as an accurate reflection of the values of the limited partners’ units, what a limited partner might be able to sell his units for, or the fair market value of the Partnership’s properties, nor do they represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. The valuations performed by the General Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete. For example, these estimated valuations assumed, and are applicable only to, limited partners who purchased their units in the Partnership’s original offering and have made no conversion elections under the partnership agreement. In addition, property values are subject to change and could decline in the future. Further, as set forth above, no appraisals have or will be obtained. For these reasons, the estimated Unit valuations set forth above should not be used by or relied upon by investors, other than fiduciaries of retirement plans for limited ERISA reporting purposes, as any indication of the fair market value of their units.

Class A limited partners are entitled to a distribution from Net Cash From Operations, as defined in the partnership agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per-unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the limited partners holding Class A Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to limited partners holding Class B Units. Holders of Class A Units will, except in limited circumstances, be allocated none of the Partnership’s net loss, depreciation, and amortization deductions. These deductions will be allocated to the Class B Units, until their capital account balances have been reduced to zero. No distributions have been made to the General Partners as of December 31, 2003.

As set forth above, Net Cash From Operations are initially distributed to limited partners holding Class A Units. Net proceeds available for distribution from the sale of the partnership’s properties are initially distributed, first to limited partners holding Class B Units until they receive distributions equal to prior distributions of Net Cash From Operations previously paid to limited partners holding Class A Units on a per-unit basis, and then equally to limited partners holding Class A Units and limited partners holding Class B Units on a per-unit basis until they receive a return of their initial capital contributions. See Note 1 to the financial statements included in this report for a more detailed description of the methodology for distributing both Net Cash From Operations and net sale proceeds from the sale of the Partnership’s properties to the limited partners.

Cash available for distribution to the limited partners is distributed on a quarterly basis. Cash distributions made to Class A limited partners during 2002 and 2003 were as follows:

Distributions for Quarter Ended	Total Cash Distributed	Per Class A Unit Investment Income	Per Class A Unit Return of Capital
March 31, 2002	$706,487	$0.12	$0.11
June 30, 2002	$688,709	$0.12	$0.10
September 30, 2002	$710,523	$0.12	$0.10
December 31, 2002	$712,256	$0.12	$0.10
March 31, 2003	$654,530	$0.11	$0.10
June 30, 2003	$635,772	$0.11	$0.09
September 30, 2003	$715,819	$0.12	$0.10
December 31, 2003	$720,432	$0.11	$0.12

The Partnership’s distributions to holders of Class A Units for the year ended December 31, 2003 were paid in February 2004. No cash distributions were paid to holders of Class B Units in 2003 or 2002.

ITEM 6.	SELECTED FINANCIAL DATA.

The following sets forth a summary of the selected financial data as of and for the fiscal year ended December 31, 2003, 2002, 2001, 2000, and 1999:

	2003	2002	2001	2000	1999
Total assets	$23,282,169	$24,566,076	$25,871,459	$27,001,398	$27,944,553
Total revenues	1,572,826	1,652,807	1,874,290	1,836,768	1,593,734
Net income	1,425,532	1,535,132	1,768,474	1,758,676	1,490,331
Net income allocated to Class A Limited Partners	1,425,532	1,535,132	1,768,474	2,858,806	2,713,636
Net loss allocated to Class B Limited Partners	0	0	0	(1,100,130)	(1,223,305)
Net income per weighted-average Class A Limited Partner Unit (1)	$0.45	$0.49	$0.57	$0.93	$0.88
Net loss per weighted-average Class B Limited Partner Unit (1)	$0.00	$0.00	$0.00	$(2.67)	$(2.18)
Cash distributions per weighted- average Class A Limited Partner unit: (1)
Investment income	$0.45	$0.48	$0.72	$0.91	$0.82
Return of capital	$0.41	$0.41	$0.22	$0.00	$0.00

(1)	Weighted-average units are calculated by averaging units over the period during which they are outstanding and converted to/from Class A or Class B limited partner units, accordingly.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto.

(a)    Overview

Currently, management believes that the Partnership is predominantly operating in the holding phase. Upon investing all capital proceeds and exiting the investing phase, the Partnership owned interests in nine properties through interests in affiliated joint ventures. As of the date of this filing, seven properties are substantially leased to tenants in the middle of their initial lease terms, one property is fully leased to a tenant, Quest Software, Inc., whose lease will expire in April 2004, and one property is fully leased to a tenant, Alstom Power, who has given notice of exercising an early termination option effective December 31, 2004. Management will continue to pursue various re-leasing strategies for the Quest Building and the Alstom Power-Knoxville Building during 2004.

As the Partnership evolves through the life cycle detailed in Item 1, our most significant risks and challenges continue to evolve concurrently. During the positioning for sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize downtime, re-leasing expenditures, ongoing property level costs and portfolio costs. Later as we embark into the disposition and liquidation phase, our attention will shift to locating suitable acquirers, negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners, and minimize contingencies and our post-closing involvement with the acquirer.

During 2003, net income decreased primarily due to additional administrative costs incurred in response to new reporting and regulatory requirements and a gradual 30% decline in occupancy of the 360 Interlocken Building over fifteen months beginning April 1, 2002. Cash flows decreased in 2003 primarily as a result of receiving less distributions from the Joint Ventures due to the decline in occupancy and funding of nonreimbursable HVAC repair costs for the 360 Interlocken Building in 2003.

During 2004, the Partnership anticipates continuing to operate in the holding phase and focus resources on locating suitable replacement tenants for vacant space as necessary. Substantially all of our operating revenues are generated from the operations of the properties in the Partnership’s portfolio. On a quarterly basis, we deduct the expenses related to the recurring operations of the properties and the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As further outlined in section (b) below, we anticipate using a portion of future operating cash flows to fund the costs necessary to re-lease the Quest Building (lease expires effective April 30, 2004) and the Alstom Power-Knoxville Building (early termination option becomes effective December 31, 2004), and to fund parking lot repairs for the 360 Interlocken Building.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic and Real Estate Market Commentary

The U.S. economy appears to be recovering; however, thus far it has been a jobless recovery, and because of this, real estate office fundamentals may not improve until employment growth strengthens. The economy has shown signs of growth recently, as companies have recommenced making investments in new employees. Job growth is the most significant demand driver for office markets. The jobless recovery has resulted in a demand deficit for office space. In general, the real estate office market lags behind the overall economic recovery and, therefore, recovery is not expected until late 2004 or 2005 at the earliest, and then will vary by market.

Overall, real estate market fundamentals are weak; however, capital continues to flow into the asset class. This increased capital drives the prices of many properties upward and investor returns downward. There is a significant pricing differential in underwriting parameters between well-leased assets with credit tenants and those with either existing vacancies or substantial near-term tenant rollover. Properties with long-term leases to strong credit tenants have seen an increase in value.

The office market has significant excess space. Vacancy levels are believed to be at or near their peak. There is some encouraging news, new construction continues to taper off, coming to a complete halt in many markets. As a result of the slow down in new construction and the modest decline in sublease space, net absorption has turned positive, although barely, at year-end. Many industry professionals believe office market fundamentals are bottoming-out; however, a recovery cannot be expected until job growth and corresponding demand for office space increases.

Wells Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that contain properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. The properties within these funds will face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering price to compensate for the existing or pending vacancies.

(b)    Results of Operations

Gross Revenues

Gross revenues of the Partnership were $1,572,826, $1,652,807, and $1,874,290, for the years ended December 31, 2003, 2002, and 2001, respectively. The 2003 decrease from 2002, and the 2002 decrease from 2001 resulted primarily from the corresponding decreases in equity in income of joint ventures described below.

Equity In Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of the Joint Ventures decreased slightly in 2003, as compared to 2002, primarily due to the gradual 30% decline in occupancy of the 360 Interlocken Building owned by Fund IX-X-XI-REIT Associates over fifteen months beginning April 1, 2002 and write-off of unrealizable receivables due from the sole tenant of the Iomega Building, which is also owned by Fund IX-X-XI-REIT Associates, partially offset by additional 2002 operating expense reimbursements, which were billed to tenants of the US Cellular Building in the first quarter of 2003. Gross revenues decreased for 2002, as compared to 2001, primarily due to a tenant renewing its lease in the 360 Interlocken Building and, therefore, was not required to pay operating expense reimbursements for 2002. In addition there was a decrease in property tax reimbursement billings to tenants of the Cirrus Logic Building, the US Cellular Building, and the 360 Interlocken Building. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled and adjusted to reflect actual costs in the following year.

Expenses of Joint Ventures

The expenses of the Joint Ventures increased in 2003, as compared to 2002, primarily due to increases in: (i) property tax expenses for the Ohmeda Building owned by Fund IX-X-XI-REIT Associates as a result of adjusting 2002 expenses to reflect actual costs during 2003 based on revised assessments (property tax expenses are recorded based on estimates and adjusted to reflect actual costs as such information becomes available during the current or following accounting period); (ii) third-party property management fees for the 360 Interlocken Building and the Alstom Power-Knoxville Building; and (iii) nonreimbursable HVAC repair costs incurred for the 360 Interlocken Building in 2003. Expenses decreased for 2002, as compared to 2001, primarily due to decreases in: (i) property tax expenses for the 360 Interlocken Building and the US Cellular Building based on revised assessments, and (ii) management fees due to the decline in operating reimbursement billings to the sole tenant of the Cirrus Logic Building mentioned above; management fees are assessed based on gross cash collections.

As a result of the aforementioned factors, equity in income of Joint Ventures was $1,571,765, $1,645,992, and $1,870,378 for the years ended December 31, 2003, 2002, and 2001, respectively.

Expenses of the Partnership

Expenses of the Partnership were $147,294, $117,675, and $105,816 for the years ended December 31, 2003, 2002, and 2001, respectively. The increases in expenses for 2003 from 2002, and for 2002 from 2001, are primarily attributable to increases in administrative costs incurred in response to new reporting and regulatory requirements. We anticipate additional increases in administrative costs related to implementing and adhering to such reporting and regulatory requirements on a going-forward basis.

Net Income of the Partnership

As a result of the aforementioned changes in revenues and expenses, the Partnership recognized net income of $1,425,532, $1,535,132, and $1,768,474 for the years ended December 31, 2003, 2002, and 2001, respectively.

(c)    Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $(137,294), $(100,755), and $(101,573) for the years ended December 31, 2003, 2002, and 2001, respectively. The 2003 increase in cash flows used, as compared to 2002, resulted primarily from an increase in partnership administration costs as described in the expenses section above. Net cash flows from operating activities remained relatively stable in 2002, as compared to 2001.

Cash Flows From Investing Activities

Net cash flows from investing activities were $2,748,582, $2,977,377, and $2,978,785 for the years ended December 31, 2003, 2002, and 2001, respectively. The 2003 decrease from 2002 is primarily reflective of the decrease in distributions received from Fund IX-X-XI-REIT Associates due to the 30% decline in occupancy of the 360 Interlocken Building as further discussed in the Gross Revenues of Joint Ventures section above. Net cash flows from investing activities remained relatively stable in 2002, as compared to 2001.

Cash Flows From Financing Activities

Net cash flows from financing activities were $(2,718,378), $(2,850,620), and $(2,897,286) for 2003, 2002, and 2001, respectively. Cash flows from financing activities is solely comprised of distributions to limited partners. The decreases for 2003 as compared to 2002, and for 2002 as compared to 2001, are primarily attributable to the corresponding declines in cash flows from investing activities discussed above.

Distributions

The Partnership made distributions to the limited partners holding Class A Units of $0.86 per unit, $0.89 per unit, and $0.94 per unit for the years ended December 31, 2003, 2002, and 2001, respectively. Such distributions have been made from net cash from operations and distributions received from investments in joint ventures. The General Partners anticipate that distributions of net cash from operations to limited partners may decline in the near term as a result of funding the Partnership’s pro-rata portion of costs anticipated to be required in connection with the re-leasing of the 360 Interlocken Building and re-lease the Quest Building and the Alstom Power-Knoxville Building in 2004.

Distributions accrued to the limited partners holding Class A Units for the fourth quarter of 2003 were paid in February 2004. No distributions have been made to the limited partners holding Class B Units or to the General Partners.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. In the near-term, the General Partners anticipate that the Partnership will fund its pro-rata portion of the costs necessary to (i) re-lease the Quest Building (lease expires effective April 30, 2004); (ii) re-lease the Alstom Power-Knoxville Building (early termination option becomes effective December 31, 2004); and (iii) fund parking lot repairs for the 360 Interlocken Building. In addition, under the terms of the Alstom Power lease, Alstom Power has the right to request the landlord to fund tenant improvements of up to $245,000 through December 2004; Fund IX-X-XI-REIT Associates has not received a request for any such improvements to date.

(d)    Related-Party Transactions

Management and Leasing Fees

Wells Management, an affiliate of the General Partners, receives compensation for supervising the management of the Partnership’s properties owned through joint ventures equal to: (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures was $185,269, $205,577, and $209,345 for the years ended December 31, 2003, 2002, and 2001, respectively.

Administration Reimbursements

Wells Capital and its affiliates perform certain administrative services for the Partnership, such as accounting and other partnership administration, and incur the related expenses. Expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. During 2003, 2002, and 2001 the Partnership reimbursed $48,116, $41,931, and $40,866, respectively, to Wells Capital and its affiliates for these services. See Note 7 to the financial statements included with this report for a summary of the Partnership’s administrative costs.

Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

(e)    Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of the leases, the leases may not reset frequently enough to cover inflation.

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

Investment in Real Estate Assets

The Partnership’s management is required to make subjective assessments as to the useful lives of its depreciable assets. The Partnership considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Partnership’s assets by class are as follows:

Building	25 years
Building improvements	Remaining useful life of the building
Land improvements	20 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership at December 31, 2003.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2003 and 2002.

On May 16, 2002, the General Partners dismissed Arthur Andersen LLP (Andersen) as the Partnership’s independent public accountants effective immediately.

Andersen’s report on the financial statements of the Partnership for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the year ended December 31, 2001 through the date of Andersen’s dismissal, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on the financial statements of the Partnership for such year and there were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

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

ITEM 9A.	CONTROLS AND PROCEDURES.

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of the General Partners of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal control over financial reporting during the partnership’s fourth fiscal quarter that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Partners

The sole general partner of Wells Partners is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross Georgia, 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”) and as the advisor to the Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. (“Wells REITs”), each a Maryland corporation which qualifies as a real estate investment trust. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities, entering into leases and service contracts on acquired properties, arranging for and completing the disposition of properties, and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc., of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, who serves as one of our General Partners, is the President, Treasurer, and sole director of Wells Capital, which is the corporate general partner of our other General Partner. He is also the sole stockholder, President, and sole director of Wells Real Estate Funds, Inc., the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“Wells Investment Securities”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the President, Treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is the President and a director of Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc., which are both real estate investment trusts formed under Maryland law.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company. From 1980 to February 1985 he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is a member of the Financial Planning Association (FPA).

On August 26, 2003, Mr. Wells and Wells Investment Securities entered into a Letter of Acceptance, Waiver and Consent (AWC) with the NASD relating to alleged rule violations. The AWC set forth the NASD’s findings that Wells Investment Securities and Mr. Wells had violated conduct rules relating to the provision of non-cash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by Wells Investment Securities in 2001 and 2002. Without admitting or denying the allegations and findings against them, Wells Investment Securities and Mr. Wells consented in the AWC to various findings by the NASD which are summarized in the following paragraph:

In 2001 and 2002, Wells Investment Securities sponsored conferences attended by registered representatives who sold its real estate investment products. Wells Investment Securities also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, Wells Investment Securities paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. Wells Investment Securities later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, Wells Investment Securities paid for meals for the guests. Wells Investment Securities also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for Wells Investment Securities products. This conduct violated the prohibitions against payment and receipt of non-cash compensation in connection with the sales of these products contained in NASD’s Conduct Rules 2710, 2810, and 3060. In addition, Wells Investment Securities and Mr. Wells failed to adhere to all of the terms of their written undertaking made in March 2001 not to engage in the conduct described above, and thereby engaged in conduct that was inconsistent with high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.

Wells Investment Securities consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. Wells Investment Securities and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Although he is temporarily prohibited from acting in a principal capacity with Wells Investment Securities, Mr. Wells continues to engage in selling efforts and other non-principal activities on behalf of Wells Investment Securities.

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as the corporate general partner of one of the General Partners of the Partnership, Wells Capital has established a Financial Oversight Committee consisting of Leo F. Wells, III, as the Principal Executive Officer; Douglas P. Williams, as the Principal Financial Officer; and Randall D. Fretz, as the Chief of Staff, of Wells Capital. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of our independent public accountant, and establishing and enforcing the code of ethics. However, since the Partnership and General Partners do not have an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, the Partnership does not have an “audit committee financial expert.”

Code of Ethics

The Financial Oversight Committee has adopted a code of ethics applicable to Wells Capital’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller or other employees of Wells Capital performing similar functions on behalf of the Partnership, if any. You may obtain a copy of this code of ethics, without charge, upon request by calling our Investor Services Department at (800) 557-4830 or (770) 243-8282.

ITEM 11.	COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2003:

Name of Individual or Number in Group	Capacities in Which Served/ Form of Compensation	Cash Compensation
Wells Management	Property Management and Leasing Fees	$189,727	(1)

Wells Capital	Administrative services such as accounting and other partnership administration	$14,952

(1)	These property management and leasing fees are not paid directly by the Partnership, but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees. The Partnership does not own any properties directly. Accordingly, these fees are payable to Wells Management. by the Joint Ventures described in Item 1 and represent the Partnership’s ownership interest in amounts attributable to the properties owned directly by these joint ventures for services rendered during 2003. Some of these fees were accrued for accounting purposes in 2003, however, were not paid until January 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 15, 2004.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Class A Units	Leo F. Wells, III	2,128.705 Units (IRA)	Less than 1%
Class B Units	Leo F. Wells, III	26.797 Units (IRA)	Less than 1%

No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and limited partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash flow from operations or net sales proceeds for the year ended December 31, 2003.

Property Management and Leasing Fees

Wells Management, an affiliate of the General Partners, receives compensation for supervising the management of the Partnership’s properties owned through joint ventures equal to the lesser of (a)(i) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate one-time fee for initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties; and (ii) in the case of industrial and commercial properties which are leased on a long-term (ten or more years) net basis, 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term; or (b) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area. Wells Management has received a total of $189,727 in property management and leasing fee compensation for services rendered during the year ended December 31, 2003.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 2003.

Expense Reimbursement

See Note 7 to the Partnership’s financial statements included with this report for a description of the administrative costs and reimbursements made to the General Partners and their affiliates during the year ended December 31, 2003.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Preapproval Policies and Procedures

The Financial Oversight Committee preapproves all auditing and permissible non-auditing services provided by our independent public accountants. The approval may be given as part of the Financial Oversight Committee’s approval of the scope of the engagement of our independent public accountants or on an individual basis. The preapproval of certain audit-related services and certain non-auditing services not exceeding enumerated dollar limits may be delegated to one or more of the Financial Oversight Committee’s members, but the member to whom such authority is delegated shall report any preapproval decisions to the full Financial Oversight Committee. Our independent public accountants may not be retained to perform the non-auditing services specified in Section 10A(g) of the Securities Exchange Act of 1934.

Fees Paid to the Independent Public Accountants

As indicated in Item 9 above, we engaged Ernst & Young to be our independent public accountants on July 3, 2002. The aggregate fees billed to the Partnership for professional accounting services, including the audit of the Partnership’s annual financial statements by Ernst & Young for the fiscal years ended December 31, 2003 and 2002, are set forth in the table below.

	2003	2002
Audit Fees	$19,623	$12,075
Audit-Related Fees	0	0
Tax Fees	1,350	186

Total	$20,973	$12,261

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees – These are fees for professional services performed for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, services that are normally provided by independent public accountants in connection with statutory and regulatory filings or engagements, and services that generally independent public accountants reasonably can provide, such as statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC.

•	Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by independent public accountants, such as due diligence related to acquisitions and dispositions, internal control reviews, attestation services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

•	Tax Fees – These are fees for all professional services performed by professional staff in our independent public accountants’ tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	All Other Fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

Since May 6, 2003, the effective date of the SEC Rules requiring audit committees to approve all services provided by independent public accountants, 100% of the services performed by Ernst & Young described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” were approved in advance by a member of the Financial Oversight Committee.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)1.	The Financial Statements are contained on Pages F-2 through F-50 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b)	No reports on Form 8-K were filed with the Commission during the fourth quarter of 2003.

(c)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)	Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IX, L.P.
(Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

March 19, 2004	/s/ LEO F. WELLS, III
Leo F. Wells, III
President

March 19, 2004	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer
of Wells Capital, Inc.

EXHIBIT INDEX

TO

2003 FORM 10-K

OF

WELLS REAL ESTATE FUND IX, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number	Description of Document

*3(a)	Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund IX, L.P. (Exhibit 3(a) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*3(b)	Certificate of Limited Partnership of Wells Real Estate Fund IX, L.P. (Exhibit 3(c) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(a)	Leasing and Tenant Coordinating Agreement between Wells Real Estate Fund IX, L.P. and Wells Management Company, Inc. (Exhibit 10(d) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(b)	Management Agreement between Wells Real Estate Fund IX, L.P. and Wells Management Company, Inc. (Exhibit 10(e) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(c)	Amended and Restated Custodial Agency Agreement between Wells Real Estate Fund IX, L.P. and NationsBank of Georgia, N.A. (Exhibit 10(f) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(d)	Joint Venture Agreement of Fund VIII and Fund IX Associates dated June 10, 1996 (Exhibit 10(aa) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(e)	Agreement for the Purchase and Sale of Real Property dated April 23, 1996, between American Family Mutual Insurance Company and Wells Capital, Inc. (Exhibit 10(bb) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(f)	Agreement to Lease dated June 18, 1996, between Fund VIII and IX Associates and Westel-Milwaukee, Inc., d/b/a Cellular One (Exhibit 10(cc) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(g)	Development Agreement dated June 18, 1996, between Fund VIII and Fund IX Associates and ADEVCO Corporation (Exhibit 10(dd) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(h)	Owner-Contractor Agreement dated June 18, 1996, with Kraemer Brothers, Inc. (Exhibit 10(ee) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(i)	First Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated October 10, 1996 (Exhibit 10(ii) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(j)	Agreement for the Purchase and Sale of Property dated October 10, 1996, between TCI Valwood Limited Partnership I and Fund VIII and Fund IX Associates (Exhibit 10(ff) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(k)	Build to Suite Industrial Lease Agreement dated November 1, 1995, between Industrial Developments International, Inc. and TCI Central, Inc., as amended July 16, 1996 and August 29, 1996 (Exhibit 10(gg) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(l)	Assignment and Assumption of Lease dated October 10, 1996, between TCI Valwood Limited Partnership I and The Bank of New York, as Agent for Fund VIII and Fund IX Associates (Exhibit 10(hh) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(m)	Real Estate Option Agreement dated December 9, 1996, between The Development Corporation of Knox County and Wells Real Estate Fund IX, L.P. (Exhibit 10(jj) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10(n)	Lease Agreement for the ABB Building dated December 10, 1996, between Wells Real Estate Fund IX, L.P. and ABB Flakt, Inc. (Exhibit 10(kk) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(o)	Development Agreement relating to the ABB Building dated December 10, 1996, between Wells Real Estate Fund IX, L.P. and ADEVCO Corporation (Exhibit 10(ll) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(p)	Owner-Contractor Agreement relating to the ABB Building dated November 1, 1996, between Wells Real Estate Fund IX, L.P. and Integra Construction, Inc. (Exhibit 10(mm) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(q)	Second Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated January 7, 1997 (Exhibit 10(ii) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(r)	Agreement for the Purchase and Sale of Property with Magellan Bake Parkway Limited Partnership dated December, 1996 (Exhibit 10(jj) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(s)	Office Lease with Matsushita Avionics Systems Corporation dated April 29, 1996 (Exhibit 10(kk) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(t)	Third Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated February 18, 1997 (Exhibit 10(ll) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(u)	Agreement for the Purchase and Sale of Property with Orix Prime West Broomfield II Venture dated February 5, 1997 (Exhibit 10(mm) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(v)	Lease with Cirrus Logic, Inc. dated July 5, 1995 (Exhibit 10(nn) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(w)	Joint Venture Agreement of Fund IX and Fund X Associates dated March 20, 1997 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10	(x)	Agreement for the Purchase and Sale of Real Property relating to the Lucent Technologies Building dated May 30, 1997, between Fund IX and Fund X Associates and Wells Development Corporation (Exhibit 10(k) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10	(y)	Net Lease Agreement for the Lucent Technologies Building dated May 30, 1997, between Wells Development Corporation and Lucent Technologies, Inc. (Exhibit 10(l) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(z)	Development Agreement relating to the Lucent Technologies Building dated May 30, 1997, between Wells Development Corporation and ADEVCO Corporation (Exhibit 10(m) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10(aa)	First Amendment to Net Lease Agreement for the Lucent Technologies Building dated March 30, 1998 (Exhibit 10.10(a) to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(bb)	Amended and Restated Joint Venture Agreement of The Fund IX, Fund X, Fund XI and REIT Joint Venture (the “IX-X-XI-REIT Joint Venture”) dated July 11, 1998 (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(cc)	Agreement for the Purchase and Sale of Real Property relating to the Ohmeda Building dated November 14, 1997 between Lincor Centennial, Ltd. and Wells Real Estate Fund X, L.P. (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(dd)	Agreement for the Purchase and Sale of Property relating to the 360 Interlocken Building dated February 11, 1998 between Orix Prime West Broomfield Venture and Wells Development Corporation (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(ee)	Purchase and Sale Agreement relating to the Iomega Building dated February 4, 1998 with SCI Development Services Incorporated (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(ff)	Lease Agreement for the Iomega Building dated April 9, 1996 (Exhibit 10.12 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(gg)	Temporary Lease Agreement for remainder of the ABB Building dated September 10, 1998 between the IX-X-XI-REIT Joint Venture and Associates Housing Finance, LLC (Exhibit 10.35 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(hh)	Rental Income Guaranty Agreement relating to the Bake Parkway Building dated February 18, 1999, between Wells Operating Partnership, L.P. and Fund VIII and Fund IX Associates (Exhibit 10.53 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10(ii)

Joint Venture Partnership Agreement of Fund VIII-IX-REIT Joint Venture (Exhibit 10.47 to

Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10(jj)	Lease Agreement for the Quest Building (formerly the Bake Parkway Building) (Exhibit 10.51 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10(kk)	First Amendment to Lease Agreement with United States Cellular Operating Company, d/b/a Cellular One, dated October 31, 2001 (Exhibit 10(rr) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2001, Commission File No. 0-27888)

*10(ll)	Amendment to and Clarification of Joint Venture Partnership Agreement of Fund VIII-IX-REIT Joint Venture and Agency Agreement (Exhibit 10.124 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT AUDITORS

The Partners

Wells Real Estate Fund IX, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund IX, L.P. (a Georgia public limited partnership) as of December 31, 2003 and 2002, and the related statements of income, partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Wells Real Estate Fund IX, L.P. for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 25, 2002 expressed an unqualified opinion on those financial statements before the restatement adjustments and disclosures described in Note 1.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund IX, L.P. at December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of Wells Real Estate Fund IX, L.P. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been restated. We audited the adjustments described in Note 1 that were applied to restate the 2001 financial statements. Our procedures included (a) agreeing the restatement adjustment amounts to the corresponding accounts maintained in the underlying records of the Partnership, and (b) testing the application of the adjustments to the previously reported amounts. In our opinion, such adjustments are appropriate and have been properly applied. Additionally, as described in Note 1, these financial statements have been revised to include disclosure of the number of Class A weighted-average limited partner units outstanding for the year ended December 31, 2001 on the statement of income. Our procedures with respect to this disclosure included recalculating the number of Class A weighted-average limited partner units outstanding for the year ended December 31, 2001 by dividing the net income amount allocated to Class A limited partners previously reported on the statement of income in 2001, by the amount of net income per weighted-average Class A limited partner unit previously reported on the statement of income in 2001. In our opinion, the disclosure of the number of Class A weighted-average limited partner units outstanding on the statement of income for the year ended December 31, 2001 is appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of Wells Real Estate Fund IX, L.P. other than with respect to such restatement adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

(The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the financial statements of Wells Real Estate Fund IX, L.P. for the fiscal year ended December 31, 2001 included in the 2001 Form 10-K filing. This audit report has not been reissued by Arthur Andersen in connection with the filing of this form 10-K for the fiscal year ended December 31, 2003.)

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia

January 25, 2002

WELLS REAL ESTATE FUND IX, L.P.

                                                                       (A Georgia Public Limited Partnership)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS
	2003	2002
INVESTMENT IN JOINT VENTURES	$22,530,501	$23,831,037
DUE FROM JOINT VENTURES	737,493	612,483
CASH AND CASH EQUIVALENTS	14,175	121,265
DEFERRED PROJECT COSTS	0	1,291

Total assets	$23,282,169	$24,566,076

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Partnership distributions payable	$720,432	$712,257
Accounts payable and accrued expenses	23,770	14,831

Total liabilities	744,202	727,088

COMMITMENTS AND CONTINGENCIES

PARTNERS’ CAPITAL:
Limited partners:
Class A—3,201,919 units and 3,165,583 units issued and outstanding as of December 31, 2003 and 2002 respectively	22,537,967	23,838,988
Class B—298,081 units and 334,417 units issued and outstanding as of December 31, 2003 and 2002, respectively	0	0
General partners	0	0

Total partners’ capital	22,537,967	23,838,988

Total liabilities and partners’ capital	$23,282,169	$24,566,076

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

                                                                       (A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
REVENUES:
Equity in income of Joint Ventures	$1,571,765	$1,645,992	$1,870,378
Other income	1,061	6,815	3,912

	1,572,826	1,652,807	1,874,290

EXPENSES:
Partnership administration	122,389	95,141	76,598
Legal and accounting	16,082	14,839	14,573
Other general and administrative	8,823	7,695	14,645

	147,294	117,675	105,816

NET INCOME	$1,425,532	$1,535,132	$1,768,474

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$1,425,532	$1,535,132	$1,768,474

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0

NET INCOME PER WEIGHTED-AVERAGE CLASS A LIMITED PARTNER UNIT	$0.45	$0.49	$0.57

NET LOSS PER WEIGHTED-AVERAGE CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00

DISTRIBUTION PER WEIGHTED-AVERAGE CLASS A LIMITED PARTNER UNIT	$0.86	$0.89	$0.94

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:

CLASS A	3,183,927	3,149,641	3,117,878

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

                                                                       (A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2000	3,110,159	$26,276,464	389,841	$0	$0	$26,276,464

Net income	0	1,768,474	0	0	0	1,768,474
Partnership distributions	0	(2,923,107)	0	0	0	(2,923,107)
Class B conversion elections	26,270	0	(26,270)	0	0	0

BALANCE, December 31, 2001	3,136,429	25,121,831	363,571	0	0	25,121,831

Net income	0	1,535,132	0	0	0	1,535,132
Partnership distributions	0	(2,817,975)	0	0	0	(2,817,975)
Class B conversion elections	29,154	0	(29,154)	0	0	0

BALANCE, December 31, 2002	3,165,583	23,838,988	334,417	0	0	23,838,988

Net income	0	1,425,532	0	0	0	1,425,532
Partnership distributions	0	(2,726,553)	0	0	0	(2,726,553)
Class B conversion elections	36,336	0	(36,336)	0	0	0

BALANCE, December 31, 2003	3,201,919	$22,537,967	298,081	$0	$0	$22,537,967

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

                                                                       (A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,425,532	$1,535,132	$1,768,474

Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(1,571,765)	(1,645,992)	(1,870,378)
Changes in assets and liabilities:
Accounts receivable	0	0	1,458
Accounts payable and accrued expenses	8,939	10,105	(1,127)

Total adjustments	(1,562,826)	(1,635,887)	(1,870,047)

Net cash used in operating activities	(137,294)	(100,755)	(101,573)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Joint Ventures	(31,029)	(48,000)	0
Distributions received from Joint Ventures	2,779,611	3,025,377	2,978,785

Net cash provided by investing activities	2,748,582	2,977,377	2,978,785

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners from accumulated earnings	(1,464,417)	(1,609,524)	(1,989,546)
Distributions to partners in excess of accumulated earnings	(1,253,961)	(1,241,096)	(907,740)

Net cash used in financing activities	(2,718,378)	(2,850,620)	(2,897,286)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(107,090)	26,002	(20,074)

CASH AND CASH EQUIVALENTS, beginning of year	121,265	95,263	115,337

CASH AND CASH EQUIVALENTS, end of year	$14,175	$121,265	$95,263

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Due from Joint Ventures	$737,493	$612,483	$792,318

Deferred Project Costs	$0	$1,291	$1,765

Partnership distributions payable	$720,432	$712,257	$744,902

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

                                                                       (A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Wells Real Estate Fund IX, L.P. (or, the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as its general partners (the “General Partners”). The Partnership was formed on August 15, 1994 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their units treated as Class A Units or Class B Units. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

On January 5, 1996, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 125,000 units on February 12, 1996. The offering was terminated on December 30, 1996 at which time the Partnership had sold approximately 2,935,931 Class A Units and 564,069 Class B Units representing capital contributions of $35,000,000 from investors who were admitted to the Partnership as limited partners.

WELLS REAL ESTATE FUND IX, L.P.

                                                                       (A Georgia Public Limited Partnership)

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. During the periods presented, the Partnership owned interests in the following nine properties through the affiliated joint ventures listed below (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties

Fund VIII and Fund IX Associates (“Fund VIII- IX Associates”)	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.

1. US Cellular Building

A four-story office building located in Madison, Wisconsin

2. AT&T-Texas Building

A one-story office building located in Farmer’s Branch, Texas

3. Cirrus Logic Building

A two-story office building located in Broomfield County, Colorado

Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)	• Fund VIII – Fund IX Associates • Wells Operating Partnership, L.P.*	4. Quest Building A two-story office building located in Irvine, California

The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Wells Operating Partnership, L.P.*

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

WELLS REAL ESTATE FUND IX, L.P.

                                                                       (A Georgia Public Limited Partnership)

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment in Joint Ventures

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are distributed to the joint venture partners on a quarterly basis.

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

Distributions of Net Cash From Operations

Cash available for distribution, as defined by the partnership agreement, is distributed to the limited partners quarterly. In accordance with the partnership agreement, such distributions are paid first to limited partners holding Class A Units until they have received a 10% per annum return on their net capital contributions, as defined. Then, such distributions are paid to the General Partners until they have received 10% of the total amount distributed with respect to the current fiscal year. Any remaining cash available for distribution is split between the limited partners holding Class A Units and the General Partners on a basis of 90% and 10%, respectively. No operating cash distributions will be made to the limited partners holding Class B Units.

Distribution of Sales Proceeds

Upon sales of properties, the net sales proceeds will be distributed in the following order:

•	To limited partners holding units which at any time have been treated as Class B Units, until they receive an amount necessary to equal the net cash available for distribution received by the limited partners holding Class A Units on a per unit basis

•	To limited partners on a per-unit basis until each limited partner has received 100% of his net capital contribution, as defined

WELLS REAL ESTATE FUND IX, L.P.

                                                                       (A Georgia Public Limited Partnership)

•	To all limited partners on a per-unit basis until each limited partner has received a cumulative, noncompounded 10% per annum return on his net capital contribution, as defined

•	To limited partners on a per-unit basis until each limited partner has received an amount equal to his preferential limited partner return (defined as the sum of a 10% per annum cumulative, noncompounded return on net capital contributions for all periods during which the units were treated as Class A Units, and a 15% per annum cumulative, noncompounded return on net capital contributions for all periods during which the units were treated as Class B Units)

•	To all general partners until they have received 100% of their capital contributions; in the event that the limited partners have received aggregate cash distributions from the Partnership over the life of their respective investments in excess of their net capital contributions, plus their respective preferential limited partner returns, then the General Partners shall receive an additional sum equal to 25% of such excess

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners

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

Gains on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (i) allocations made pursuant to the qualified income offset provisions of the partnership agreement; (ii) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero; and (iii) allocations to limited partners holding Class B Units in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003.

WELLS REAL ESTATE FUND IX, L.P.

                                                                       (A Georgia Public Limited Partnership)

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

Restatement Adjustments and Disclosures

Prior to fiscal 2002, the Joint Ventures had historically reported property operating costs net of reimbursements from tenants as an expense in their statements of income. These costs include property taxes, property insurance, utilities, repairs and maintenance, management fees, and other expenses related to the ownership and operation of the properties that are required to be reimbursed by the properties’ tenants in accordance with the terms of their leases. In response to FASB Emerging Issues Task Force consensus reached in November 2001, the Joint Ventures now present these reimbursements as revenue and the gross property operating costs as expenses. Since this presentation does not impact the amount of reimbursements received or property operating costs incurred and requires equal adjustments to revenues and expenses, the adoption of this guidance has no impact on the financial position, net income, or cash flows of the Partnership or the Joint Ventures.

The condensed financial information for the Joint Ventures presented in Note 4 has been restated to reflect the effects of this revised presentation.

Furthermore, the statement of income of the Partnership for the year ended December 31, 2001 has been revised to include disclosure of the Class A weighted-average limited partner units outstanding for the year ended December 31, 2001.

2.	DEFERRED PROJECT COSTS

The Partnership pays a percentage of limited partner contributions to Wells Capital, Inc. (“Wells Capital”) the general partner of Wells Partners, for acquisition and advisory services. As stipulated in the partnership agreement, these payments may be assessed at rates up to 5% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid were $1,390,055 and amounted to 3.5% of the limited partners’ contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in capitalized assets of the joint venture. Deferred project costs at December 31, 2003 represent fees not yet applied to acquired properties.

3.	RELATED-PARTY TRANSACTIONS

Due from Joint Ventures at December 31, 2003 and 2002 represents the Partnership’s share of cash to be distributed from the Joint Ventures for the fourth quarters of 2003 and 2002, respectively, as follows:

	2003	2002
Fund VIII-IX Associates	$372,512	$389,771
Fund IX-X-XI-REIT Associates	364,980	222,712

	$737,492	$612,483

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for supervising the

WELLS REAL ESTATE FUND IX, L.P.

                                                                       (A Georgia Public Limited Partnership)

management and leasing of the Partnership’s properties, the Joint Ventures pay Wells Management management and leasing fees equal to: (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures was $185,269, $205,577, and $209,345 for the years ended December 31, 2003, 2002, and 2001, respectively.

Wells Capital performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. During 2003, 2002, and 2001 the Partnership reimbursed $48,116, $41,931, and $40,866, respectively, to Wells Capital and its affiliates for these services.

The General Partners are also general partners in other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners for other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

4.	INVESTMENT IN JOINT VENTURES

The Partnership’s investment and percentage ownership in the Joint Ventures at December 31, 2003 and 2002 are summarized as follows:

	2003		2002
	Amount	Percent	Amount	Percent
Fund VIII-IX Associates	$9,972,632	45%	$10,655,027	45%
Fund IX-X-XI-REIT Associates	12,557,869	39%	13,176,010	39%

	$22,530,501		$23,831,037

The following is a roll-forward of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2003 and 2002:

	2003	2002
Investment in Joint Ventures, beginning of year	$23,831,037	$24,980,158
Equity in income of Joint Ventures	1,571,765	1,645,992
Contributions to Joint Ventures	32,320	50,429
Distributions from Joint Ventures	(2,904,621)	(2,845,542)

Investment in Joint Ventures, end of year	$22,530,501	$23,831,037

Fund VIII-IX Associates

On June 10, 1996, Fund VIII-IX Associates was formed for the purposes of acquiring, developing, operating, and selling real properties. On June 17, 1996, Fund VIII-IX Associates purchased a 7.09-acre parcel of land located

WELLS REAL ESTATE FUND IX, L.P.

                                                                       (A Georgia Public Limited Partnership)

in Madison, Wisconsin on which a four-story office building known as the US Cellular Building was developed and constructed. On October 10, 1996, Fund VIII-IX Associates purchased a 40,000-square-foot, one-story office building located in Farmers Branch, Texas known as the AT&T-TX Building. On January 10, 1997, Fund VIII-IX Associates purchased a 63,417-square-foot, two-story office building located in Orange County, California known as the Quest Building, which was subsequently contributed to Fund VIII-IX-REIT Associates. On February 20, 1997, Fund VIII-IX Associates purchased a two-story partially completed office building in Broomfield County, Colorado known as the Cirrus Logic Building.

Fund VIII-IX-REIT Associates

On June 15, 2000, Fund VIII-IX-REIT Associates was formed for the purpose of acquiring, developing, operating, and selling real properties. On July 1, 2000, Fund VIII-IX Associates contributed, at cost, the Quest Building as its initial capital contribution. During 2000, Wells OP contributed approximately $1.3 million to Fund VIII-IX-REIT Associates to fund building improvements.

Fund IX-X-XI-REIT Associates

On March 20, 1997, the Partnership entered into a joint venture agreement with Wells Real Estate Fund X, L.P. to form Fund IX and Fund X Associates (“Fund IX-X Associates”) for the purpose of acquiring, developing, operating, and selling real properties. On March 20, 1997, the Partnership contributed a 5.62-acre tract of real property in Knoxville, Tennessee, and improvements thereon, known as the Alstom Power-Knoxville Building, to Fund IX-X Associates on which an 84,404-square-foot, three-story office building was constructed and commenced operations at the end of 1997. On February 13, 1998, Fund IX-X Associates purchased a two-story office building, known as the Ohmeda Building, in Louisville, Colorado. On March 20, 1998, Fund IX-X Associates purchased a three-story office building, known as the 360 Interlocken Building, in Broomfield, Colorado. On June 11, 1998, Fund IX-X Associates was amended and restated as Fund IX-X-XI-REIT upon admitting Wells Real Estate Fund XI, L.P. and Wells OP. On June 24, 1998, Fund IX-X-XI-REIT purchased a one-story office building, known as the Avaya Building, in Oklahoma City, Oklahoma. On April 1, 1998, Wells Fund Real Estate Fund X, L.P. purchased a one-story office and warehouse building known as the Iomega Building, in Ogden, Utah. On July 1, 1998, Wells Fund Real Estate Fund X, L.P. contributed the Iomega Building to Fund IX-X-XI-REIT Associates.

Condensed financial information for the Joint Ventures as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002, and 2001 follows:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2003	2002	2003	2002	2003	2002
Fund VIII-IX Associates	$23,464,817	$24,874,910	$1,403,063	$1,303,543	$22,061,754	$23,571,367
Fund IX-X-XI-REIT Associates	33,880,423	34,999,773	1,705,982	1,241,600	32,174,441	33,758,173

	$57,345,240	$59,874,683	$3,109,045	$2,545,143	$54,236,195	$57,329,540

WELLS REAL ESTATE FUND IX, L.P.

                                                                       (A Georgia Public Limited Partnership)

	Total Revenues For The Years Ended December 31,				Net Income For The Years Ended December 31,
	2003	2002	2001		2003	2002	2001
Fund VIII-IX Associates	$3,755,665	$3,633,150	$3,888,729	(i)(ii)	$1,817,134	$1,650,319	$1,814,520
Fund IX-X-XI-REIT Associates	5,212,392	5,485,937	5,912,258	(ii)	1,922,495	2,302,966	2,684,837

	$8,968,057	$9,119,087	$9,800,987		$3,739,629	$3,953,285	$4,499,357

(i)	The Partnership’s share of income earned from its investment in VIII-IX-REIT Associates is recorded by Fund VIII-IX Associates as equity in income of joint ventures, which is classified as revenue.

(ii)	Amounts have been restated to reflect tenant reimbursements of $923,329 for Fund VIII-IX Associates and tenant reimbursements and other income of $1,574,262 for Fund IX-X-XI-REIT Associates as revenues for the twelve months ended December 31, 2001, which were previously recorded as a reduction of expenses. This change in presentation has no impact on the financial position, net income, or cash flows of the Joint Ventures or the Partnership (see Note 1).

Condensed financial information for the joint venture in which Fund VIII-IX Associates holds an equity interest as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002, and 2001 follows:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2003	2002	2003	2002	2003	2002
Fund VIII-IX-REIT Associates	$6,557,827	$7,202,350	$291,720	$304,684	$6,266,107	$6,897,666

	Total Revenues For The Years Ended December 31,				Net Income (i) For The Years Ended December 31,
	2003	2002	2001		2003	2002	2001
Fund VIII-IX-REIT Associates	$1,241,461	$1,253,823	$1,216,355	(ii)	$537,855	$607,402	$566,840

(i)	The Partnership’s share of income earned from its investment in Fund VIII-IX-REIT Associates is recorded by Fund VIII-IX Associates as equity in income of joint ventures, which is classified as revenue.

(ii)	Amounts have been restated to reflect tenant reimbursements of $7,631 for Fund VIII-IX-REIT Associates as revenues for the twelve months ended December 31, 2001, which was previously recorded as a reduction of expenses. This change in presentation has no impact on the financial position, net income, or cash flows of the Joint Ventures or the Partnership (see Note 1).

WELLS REAL ESTATE FUND IX, L.P.

                                                                       (A Georgia Public Limited Partnership)

5.	INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the Years Ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Financial statement net income	$1,425,532	$1,535,132	$1,768,474
Increase (decrease) in net income resulting from:
Meals & Entertainment	0	390	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	531,460	580,450	578,079
Rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	288,320	(43,723)	(99,340)
Expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	(23,300)	2,003	4,261

Income tax basis net income	$2,222,012	$2,074,252	$2,251,474

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2002
Financial statement partners’ capital	$22,537,967	$23,838,988	$25,121,831
Increase (decrease) in partners’ capital resulting from:
Meals & Entertainment	390	390	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	3,456,346	2,924,886	2,344,436
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	5,223,360	5,223,360	5,223,360
Accumulated rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(372,206)	(660,526)	(616,803)
Accumulated expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	464	23,764	21,761
Accumulated expenses capitalized for income tax purposes, deducted for financial reporting purposes	10,145	10,145	10,145
Partnership’s distributions payable	720,432	712,257	744,902

Income tax basis partners’ capital	$31,576,898	$32,073,264	$32,849,632

WELLS REAL ESTATE FUND IX, L.P.

                                                                       (A Georgia Public Limited Partnership)

6.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2003 and 2002:

	2003 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues (a)	$374,631	$399,360	$420,584	$378,278
Net income (a)	344,406	338,675	389,067	353,385
Net income allocated to Class A limited partners (a)	344,406	338,675	389,067	353,385
Net income per weighted-average Class A limited partner unit (b)	$0.11	$0.11	$0.12	$0.11
Distribution per weighted-average Class A limited partner unit (b)	$0.21	$0.20	$0.23	$0.23

	2002 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$388,149	$418,900	$422,488	$423,270
Net income	365,038	373,485	404,335	392,274
Net income allocated to Class A limited partners	365,038	373,485	404,335	392,274
Net income per weighted-average Class A limited partner unit	$0.12	$0.12	$0.13	$0.12
Distribution per weighted-average Class A limited partner unit (b)	$0.23	$0.22	$0.23	$0.23

(a)	The totals of the four quarterly amounts do not equal the totals for the year. This difference results from rounding differences between quarters.

(b)	The totals of the four quarterly amounts do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.

7.	PARTNERSHIP ADMINSTRATION AND LEGAL AND ACCOUNTING COSTS

Partnership administration and legal and accounting costs for the years ended December 31, 2003 and 2002 are comprised of the following items:

	2003	2002
Salary reimbursements	$48,117	$41,931
Taxes and licensing fees	46,110	27,897
Independent accounting fees	14,120	12,635
Printing expenses	11,539	9,022
Postage and delivery expenses	8,499	7,371
Other professional fees	6,598	8,548
Legal fees	1,962	2,204
Bank service charges	1,511	0
Filing fees	15	0
Life insurance	0	319
Other office expenses	0	53

Total partnership administration and legal and accounting costs	$138,471	$109,980

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund VIII and Fund IX Associates:

We have audited the accompanying balance sheets of Fund VIII and Fund IX Associates, a Georgia joint venture, as of December 31, 2003 and 2002, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund VIII and Fund IX Associates at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

FUND VIII AND FUND IX ASSOCIATES

                                                                                     (A Georgia Joint Venture)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002
Real estate assets, at cost:
Land	$2,503,586	$2,503,586
Building and improvements, less accumulated depreciation of $6,974,427 and $6,026,055 at December 31, 2003 and 2002, respectively	13,545,003	14,493,375

Total real estate assets	16,048,589	16,996,961
Investment in Fund VIII-IX-REIT Associates	5,276,668	5,808,502
Cash and cash equivalents	1,146,158	1,008,814
Accounts receivable	697,775	733,336
Due from Fund VIII-IX-REIT Associates	236,745	257,174
Prepaid expenses and other assets, net	58,882	70,123

Total assets	$23,464,817	$24,874,910

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Partnership distributions payable	$824,056	$862,236
Deferred rent	292,522	136,583
Accounts payable	286,485	304,724

Total liabilities	1,403,063	1,303,543

Partners’ capital:
Wells Real Estate Fund VIII, L.P.	12,089,122	12,916,340
Wells Real Estate Fund IX, L.P.	9,972,632	10,655,027

Total partners’ capital	22,061,754	23,571,367

Total liabilities and partners’ capital	$23,464,817	$24,874,910

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF INCOME

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Revenues:
Rental income	$2,489,992	$2,479,580	$2,466,165
Reimbursement income	811,032	627,153	923,329
Equity in income of Fund VIII-IX-REIT Associates	452,925	511,492	477,061
Interest income	1,716	8,661	21,027
Other income	0	6,264	1,147

	3,755,665	3,633,150	3,888,729

Expenses:
Depreciation	948,372	1,059,308	1,059,308
Operating costs	742,587	663,959	744,504
Management and leasing fees	146,339	174,630	207,656
Joint Venture administration	66,525	56,380	47,608
Legal and accounting	34,708	28,554	15,133

	1,938,531	1,982,831	2,074,209

Net income	$1,817,134	$1,650,319	$1,814,520

Net income allocated to Wells Real Estate Fund VIII, L.P.	$995,729	$904,320	$994,298

Net income allocated to Wells Real Estate Fund IX, L.P.	$821,405	$745,999	$820,222

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	Wells Real Estate Fund VIII, L.P.	Wells Real Estate Fund IX, L.P.	Total Partners’ Capital
BALANCE, December 31, 2000	$14,606,012	$12,048,885	$26,654,897

Net income	994,298	820,222	1,814,520
Partnership distributions	(1,803,136)	(1,487,454)	(3,290,590)

BALANCE, December 31, 2001	13,797,174	11,381,653	25,178,827

Net income	904,320	745,999	1,650,319
Partnership distributions	(1,785,154)	(1,472,625)	(3,257,779)

BALANCE, December 31, 2002	12,916,340	10,655,027	23,571,367

Net income	995,729	821,405	1,817,134
Partnership distributions	(1,822,947)	(1,503,800)	(3,326,747)

BALANCE, December 31, 2003	$12,089,122	$9,972,632	$22,061,754

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$1,817,134	$1,650,319	$1,814,520

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Fund VIII-IX-REIT Associates	(452,925)	(511,492)	(477,061)
Amortization of deferred leasing costs	11,241	30,267	40,505
Depreciation	948,372	1,059,308	1,059,308
Changes in assets and liabilities:
Accounts receivable	35,561	93,805	(213,696)
Prepaid expenses and other assets, net	0	(2,337)	0
Accounts payable	(18,239)	12,530	3,825
Deferred rent	155,939	136,583	0
Due from affiliates	0	(35,691)	6,273

Total adjustments	679,949	782,973	419,154

Net cash provided by operating activities	2,497,083	2,433,292	2,233,674

Cash flows from investing activities:
Distributions received from Fund VIII-IX-REIT Associates	1,005,188	1,037,083	869,854

Cash flows from financing activities:
Distributions to joint venture partners	(3,364,927)	(3,307,340)	(3,083,997)

Net increase in cash and cash equivalents	137,344	163,035	19,531
Cash and cash equivalents, beginning of year	1,008,814	845,779	826,248

Cash and cash equivalents, end of year	$1,146,158	$1,008,814	$845,779

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Write-off of fully amortized deferred leasing costs	$95,126	$0	$0

Due from Fund VIII-IX-REIT Associates	$236,745	$257,174	$249,982

Partnership distributions payable	$824,056	$862,236	$911,797

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

                                                                                     (A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

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

The Joint Venture was formed to acquire, develop and operate real properties. On June 17, 1996, the Joint Venture purchased a 7.09-acre parcel of land in Madison, Wisconsin, which was developed into a 101,727 rentable square foot, four-story office building known as the US Cellular Building. On October 10, 1996, the Joint Venture purchased a 40,000 square foot, one-story office building, known as the AT&T-Texas Building, in Farmers Branch, Texas. On January 10, 1997, the Joint Venture purchased a 63,417 square foot, two-story office building, known as the Quest Building, located in Irvine, California. On February 20, 1997, the Joint Venture purchased a 49,460 square foot, two-story partially completed office building, known as the Cirrus Logic Building, in Broomfield County, Colorado.

On June 15, 2000, the Joint Venture entered into a joint venture with Wells Operating Partnership, L.P. (“Wells OP”) to form Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”). Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust. Fund VIII-IX-REIT Joint Venture was formed to acquire, develop and operate real properties. On July 1, 2000, the Joint Venture contributed, at cost, the Quest Building to Fund VIII-IX-REIT Joint Venture. The Quest Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4-acre tract of land in Irvine, California.

Investment in Fund VIII-IX-REIT Associates

The Joint Venture does not have control over the operations of Fund VIII-IX-REIT Associates; however, it does exercise significant influence. Accordingly, the Joint Venture’s investments in Fund VIII-IX-REIT Associates are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Joint Venture. Pursuant to the terms of the joint venture agreements, all income and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are distributed to the joint venture partners on a quarterly basis.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro-rata share of operating costs incurred. All of the Joint Venture’s

FUND VIII AND FUND IX ASSOCIATES

                                                                                     (A Georgia Joint Venture)

leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent in the accompanying balance sheets.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund VIII and Wells Fund IX in accordance with their respective ownership interests of approximately 55% and 45%, respectively. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

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

Effective January 1, 2002, the Joint Venture adopted the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and Accounting Principles Board No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” with regard to impairment assessment and discontinued operations, respectively. Under this accounting standard, management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable

Accounts receivable are comprised of tenant receivable and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2003 or 2002.

FUND VIII AND FUND IX ASSOCIATES

                                                                                     (A Georgia Joint Venture)

Prepaid Expenses and Other Assets, Net

Prepaid expenses and other assets, net, as of December 31, 2003 and 2002 is comprised of the following items:

	2003	2002
Deferred leasing costs, net	$56,545	$67,786
Other prepaid expenses	2,337	2,337

Total	$58,882	$70,123

Deferred leasing costs, net, reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs, net, include accumulated amortization of $99,902 and $183,787 as of December 31, 2003 and 2002, respectively.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund VIII and Wells Fund IX are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2.	RELATED-PARTY TRANSACTIONS

Due from Fund VIII-IX-REIT Associates as of December 31, 2003 and 2002 represents the Joint Venture’s share of cash to be distributed from Fund VIII-IX-REIT Associates for the fourth quarters of 2003 and 2002, respectively

Wells Fund VIII and Wells Fund IX entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund VIII and Wells Fund IX. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Joint Venture incurred management and leasing fees of $119,855, $155,605, and $188,631 for the years ended December 31, 2003, 2002, and 2001, respectively, which are payable to Wells Management.

Wells Capital, Inc., an affiliate of the general partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2003, 2002, and 2001, the Joint Venture reimbursed $47,440, $48,443, and $39,033, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund VIII and Wells Fund IX are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

FUND VIII AND FUND IX ASSOCIATES

                                                                                     (A Georgia Joint Venture)

3.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2003 follows:

Year ending December 31:
2004	$2,544,615
2005	2,544,615
2006	2,556,282
2007	1,830,535
2008	1,289,985
Thereafter	3,938,448

$14,704,480

Three tenants contributed approximately 53%, 29%, and 18% of rental income for the year ended December 31, 2003. In addition, three tenants will contribute approximately 44%, 32%, and 24% of future minimum rental income.

4.	INVESTMENT IN FUND VIII-IX-REIT ASSOCIATES

The following is a roll-forward of the Joint Venture’s investment in Fund VIII-IX-REIT Associates for the years ended December 31, 2003 and 2002:

	2003	2002
Investment in Fund VIII-IX-REIT Associates, beginning of year	$5,808,502	$6,341,285
Equity in income of Fund VIII-IX-REIT Associates	452,925	511,492
Distributions from Fund VIII-IX-REIT Associates	(984,759)	(1,044,275)

Investment in Fund VIII-IX-REIT Associates, end of year	$5,276,668	$5,808,502

The Joint Venture’s investment and percentage ownership in Fund VIII-IX-REIT Associates at December 31, 2003 and 2002 is summarized as follows:

	2003		2002
	Amount	Percent	Amount	Percent
Fund VIII-IX-REIT Associates	$5,276,668	84%	$5,808,502	84%

FUND VIII AND FUND IX ASSOCIATES

                                                                                     (A Georgia Joint Venture)

The following information summarizes the financial position of Fund VIII-IX-REIT Associates as of December 31, 2003 and 2002, and the results of operations for the years ended December 31, 2003, 2002 and 2001:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2003	2002	2003	2002	2003	2002
Fund VIII-IX-REIT Associates	$6,557,827	$7,202,350	$291,720	$304,684	$6,266,107	$6,897,666

	Total Revenues For The Years Ended December 31,				Net Income For The Years Ended December 31,
	2003	2002	2001		2003	2002	2001
Fund VIII-IX-REIT Associates	$1,241,461	$1,253,823	$1,216,355	(i)	$537,855	$607,402	$566,840

(i)	Amounts have been restated to reflect tenant reimbursements of $7,631 for Fund VIII-IX-REIT Associates as revenues for the twelve months ended December 31, 2001, which was previously recorded as a reduction of expenses. This change in presentation has no impact on the financial position, net income, or cash flows of the Joint Ventures or the Partnership (see Note 1).

FUND VIII AND FUND IX ASSOCIATES

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at December 31, 2003				Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (d)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
US CELLULAR BUILDING (a)	None	$833,942	$0	$10,055,563	$896,698	$9,992,806	$0	$10,889,504	$3,775,393	1997	06/17/96	20 to 25 years
AT&T – TEXAS BUILDING (b)	None	650,000	0	4,016,866	677,914	3,988,952	0	4,666,866	1,216,605	1996	10/10/96	20 to 25 years
CIRRUS LOGIC BUILDING (c)	None	881,840	6,182,710	402,096	928,974	6,537,672	0	7,466,646	1,982,429	1997	02/20/97	20 to 25 years

Total		$2,365,782	$6,182,710	$14,474,525	$2,503,586	$20,519,430	$0	$23,023,016	$6,974,427

(a)	US Cellular Building is a four-story office building located in Madison, Wisconsin.
(b)	AT&T - Texas Building is a one-story office building located in Farmers Branch, Texas.
(c)	Cirrus Logic Building is a two-story office building located in Broomfield, Colorado.
(d)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

FUND VIII AND FUND IX ASSOCIATES

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2000	$30,643,861	$4,662,283

2001 additions	0	1,059,308
2001 deletions	(7,620,845)	(754,844)

BALANCE AT DECEMBER 31, 2001	23,023,016	4,966,747

2002 additions	0	1,059,308

BALANCE AT DECEMBER 31, 2002	23,023,016	6,026,055

2003 additions	0	948,372

BALANCE AT DECEMBER 31, 2003	$23,023,016	$6,974,427

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund VIII-IX-REIT Joint Venture:

We have audited the accompanying balance sheets of Fund VIII-IX-REIT Joint Venture, a Georgia joint venture, as of December 31, 2003 and 2002, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund VIII-IX-REIT Joint Venture at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

FUND VIII-IX-REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002
Real estate assets, at cost:
Land	$2,220,993	$2,220,993
Building and improvements, less accumulated depreciation of $1,571,311 and $1,110,937 at December 31, 2003 and 2002, respectively	4,030,849	4,491,223

Total real estate assets	6,251,842	6,712,216
Cash and cash equivalents	260,354	281,228
Accounts receivable	37,959	109,170
Deferred leasing costs, net	7,672	99,736

Total assets	$6,557,827	$7,202,350

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Partnership distributions payable	$279,666	$303,926
Accounts payable	12,054	758

Total liabilities	291,720	304,684

Partners’ capital:
Fund VIII and Fund IX Associates	5,276,668	5,808,502
Wells Operating Partnership, L.P.	989,439	1,089,164

Total partners’ capital	6,266,107	6,897,666

Total liabilities and partners’ capital	$6,557,827	$7,202,350

See accompanying notes.

FUND VIII-IX-REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF INCOME

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Revenues:
Rental income	$1,207,998	$1,207,998	$1,207,995
Reimbursement income	32,962	43,170	7,631
Interest income	501	2,655	729

	1,241,461	1,253,823	1,216,355

Expenses:
Depreciation	460,374	461,501	461,545
Management and leasing fees	145,601	145,382	142,735
Joint Venture administration	75,504	24,229	22,278
Operating costs	22,127	15,309	22,957

	703,606	646,421	649,515

Net income	$537,855	$607,402	$566,840

Net income allocated to Fund VIII and Fund IX Associates	$452,926	$511,492	$477,061

Net income allocated to Wells Operating Partnership, L.P.	$84,929	$95,910	$89,779

See accompanying notes.

FUND VIII-IX-REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	Fund VIII and Fund IX Associates	Wells Operating Partnership, L.P.	Total Partners’ Capital
BALANCE, December 31, 2000	$6,835,000	$1,276,551	$8,111,551

Net income	477,061	89,779	566,840
Partnership contributions	0	5,377	5,377
Partnership distributions	(970,776)	(182,640)	(1,153,416)

BALANCE, December 31, 2001	6,341,285	1,189,067	7,530,352

Net income	511,492	95,910	607,402
Partnership distributions	(1,044,275)	(195,813)	(1,240,088)

BALANCE, December 31, 2002	5,808,502	1,089,164	6,897,666

Net income	452,926	84,929	537,855
Partnership distributions	(984,760)	(184,654)	(1,169,414)

BALANCE, December 31, 2003	$5,276,668	$989,439	$6,266,107

See accompanying notes.

FUND VIII-IX-REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$537,855	$607,402	$566,840

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	460,374	461,501	461,545
Amortization of deferred leasing costs	92,064	92,063	92,065
Changes in assets and liabilities:
Accounts receivable	71,211	55,665	32,967
Accounts payable	11,296	82	676

Total adjustments	634,945	609,311	587,253

Net cash provided by operating activities	1,172,800	1,216,713	1,154,093

Cash flows from investing activities:
Investment in real estate	0	0	(5,377)

Net cash used in investing activities	0	0	(5,377)

Cash flows from financing activities:
Contributions from joint venture partners	0	0	5,377
Distributions to joint venture partners	(1,193,674)	(1,233,018)	(1,027,224)

Net cash used in financing activities	(1,193,674)	(1,233,018)	(1,021,847)

Net (decrease) increase in cash and cash equivalents	(20,874)	(16,305)	126,869
Cash and cash equivalents, beginning of year	281,228	297,533	170,664

Cash and cash equivalents, end of year	$260,354	$281,228	$297,533

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Partnership distributions payable	$279,666	$303,926	$296,856

See accompanying notes.

FUND VIII-IX-REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On June 10, 1996, Wells Real Estate Fund VIII, L.P. (“Wells Fund VIII”) and Wells Real Estate Fund IX, L.P. (“Wells Fund IX”) entered into a joint venture agreement known as Fund VIII and Fund IX Associates (“Fund VIII-IX Associates”). On June 15, 2000, Fund VIII-IX Associates entered into a joint venture agreement with Wells Operating Partnership, L.P. (“Wells OP”) known as Fund VIII-IX-REIT Joint Venture (the “Joint Venture”). The general partners of Wells Fund VIII and Wells Fund IX are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

The Joint Venture was created for the purposes of developing, owning, operating, and selling real properties. On July 1, 2000, Fund VIII-IX Associates contributed the Quest Building to the Joint Venture. The Quest Building is a two-story office building containing approximately 65,006 rentable square feet on a 4.4-acre trace of land in Irvine, California. The Joint Venture recorded the net assets of the Quest Building at an amount equal to the respective historical net book values. Wells OP has contributed approximately $1,300,000 to fund build-out of the Quest Building.

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

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Fund VIII-IX Associates and Wells OP in accordance with their respective ownership interests of approximately 84% and 16%, respectively. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

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

FUND VIII-IX-REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

Effective January 1, 2002, the Joint Venture adopted the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and Accounting Principles Board No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” with regard to impairment assessment and discontinued operations, respectively. Under this accounting standard, management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Deferred Leasing Costs, net

Deferred leasing costs, net, reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. As of December 31, 2003 and 2002, deferred leasing costs, net, included accumulated amortization of $314,552 and $222,489, respectively.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable

Accounts receivable, net, are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2003 or 2002.

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

FUND VIII-IX-REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

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

Wells OP entered into an asset/property management agreement with Wells Management. In consideration for supervising the assets, management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management property management, leasing and asset management fees equal to the lesser of (a) 4.5% of the gross revenues generally paid over the life of the lease or (b) 0.6% of Net Asset Value calculated on an annual basis.

As the Joint Venture is owned by funds with separate management agreements (and fee structures), management and leasing fees incurred by the Joint Venture are determined by calculating a blended fee percentage according to each fund’s ownership interest in the Joint Venture.

The Joint Venture incurred management and leasing fees of $67,822, $67,605, and $64,957 for the years ended December 31, 2003, 2002, and 2001, respectively.

Wells Capital, Inc., an affiliate of the general partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2003, 2002, and 2001, the Joint Venture reimbursed $38,043, $12,530, and $10,851, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund VIII, Wells Fund IX, and Wells OP are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

3.	RENTAL INCOME

Future minimum rental income due from the Joint Venture under noncancelable operating leases at December 31, 2003 is as follows:

Year ending December 31:
2004	$429,040
2005	0
2006	0
2007	0
2008	0
Thereafter	0

$429,040

One tenant contributed 100% of rental income for the year ended December 31, 2003. In addition, one tenant will contribute 100% of future minimum rental income. The lease for Quest Software, Inc., sole tenant of the Quest Building, expires on April 30, 2004.

FUND VIII-IX-REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at December 31, 2002				Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (b)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
QUEST BUILDING (a)	None	$2,108,304	$5,120,835	$594,014	$2,220,993	$5,602,160	$0	$7,823,153	$1,571,311	1997	01/10/97	20 to 25 years

(a)	The Quest Building consists of a two-story office building located in Irvine, California.
(b)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

FUND VIII-IX-REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2003

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2000	$7,817,776	$187,891

2001 additions	5,377	461,545

BALANCE AT DECEMBER 31, 2001	7,823,153	649,436

2002 additions	0	461,501

BALANCE AT DECEMBER 31, 2002	7,823,153	1,110,937

2003 additions	0	460,374

BALANCE AT DECEMBER 31, 2003	$7,823,153	$1,571,311

REPORT OF INDEPENDENT AUDITORS

The Partners

The Fund IX, Fund X, Fund XI and REIT Joint Venture:

We have audited the accompanying balance sheets of The Fund IX, Fund X, Fund XI and REIT Joint Venture, a Georgia joint venture, as of December 31, 2003 and 2002, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Fund IX, Fund X, Fund XI and REIT Joint Venture at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS
	2003	2002
Real estate assets, at cost:
Land	$6,698,020	$6,698,020
Building and improvements, less accumulated depreciation of $8,484,278 and $7,045,381 at December 31, 2003 and 2002, respectively	24,760,732	26,063,758

Total real estate assets, net	31,458,752	32,761,778
Cash and cash equivalents	1,510,487	1,337,964
Accounts receivable	571,599	482,756
Other assets, net	339,585	417,275

Total assets	$33,880,423	$34,999,773

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Partnership distributions payable	$935,112	$570,932
Accounts payable and refundable security deposits	626,543	670,668
Deferred rent	144,327	0

Total liabilities	1,705,982	1,241,600

Partners’ capital:
Wells Real Estate Fund IX, L.P.	12,557,869	13,176,010
Wells Real Estate Fund X, L.P.	15,601,793	16,369,765
Wells Real Estate Fund XI, L.P.	2,827,634	2,966,822
Wells Operating Partnership, L.P.	1,187,145	1,245,576

Total partners’ capital	32,174,441	33,758,173

Total liabilities and partners’ capital	$33,880,423	$34,999,773

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF INCOME

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Revenues:
Rental income	$4,052,299	$4,308,536	$4,174,379
Reimbursement income	1,038,513	1,048,910	1,574,176
Other income	114,601	113,895	113,701
Interest income	6,979	14,596	50,002

	5,212,392	5,485,937	5,912,258

Expenses:
Depreciation	1,438,897	1,425,637	1,416,242
Operating costs	1,304,654	1,282,075	1,335,448
Management and leasing fees	370,457	341,860	357,761
Joint Venture administration	125,283	104,354	91,747
Legal and accounting	50,606	29,045	26,223

	3,289,897	3,182,971	3,227,421

Net income	$1,922,495	$2,302,966	$2,684,837

Net income allocated to Wells Real Estate Fund IX, L.P.	$750,361	$899,993	$1,050,156

Net income allocated to Wells Real Estate Fund X, L.P.	$932,243	$1,114,219	$1,297,665

Net income allocated to Wells Real Estate Fund XI, L.P.	$168,960	$203,375	$237,367

Net income allocated to Wells Operating Partnership, L.P.	$70,931	$85,379	$99,649

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	Wells Real Estate Fund IX, L.P.	Wells Real Estate Fund X, L.P.	Wells Real Estate Fund XI, L.P.	Wells Operating Partnership, L.P.	Total Partners’ Capital
BALANCE, December 31, 2000	$14,117,803	$17,445,277	$3,191,093	$1,339,636	$36,093,809

Net income	1,050,156	1,297,665	237,367	99,649	2,684,837
Partnership distributions	(1,569,454)	(1,939,356)	(354,789)	(148,925)	(4,012,524)

BALANCE, December 31, 2001	13,598,505	16,803,586	3,073,671	1,290,360	34,766,122

Net income	899,993	1,114,219	203,375	85,379	2,302,966
Partnership contributions	50,503	151,933	0	0	202,436
Partnership distributions	(1,372,991)	(1,699,973)	(310,224)	(130,163)	(3,513,351)

BALANCE, December 31, 2002	13,176,010	16,369,765	2,966,822	1,245,576	33,758,173

Net income	750,361	932,243	168,960	70,931	1,922,495
Partnership contributions	32,320	40,154	7,278	3,055	82,807
Partnership distributions	(1,400,822)	(1,740,369)	(315,426)	(132,417)	(3,589,034)

BALANCE, December 31, 2003	$12,557,869	$15,601,793	$2,827,634	$1,187,145	$32,174,441

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Cash flows from operating activities:
Net income	$1,922,495	$2,302,966	$2,684,837

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,438,897	1,425,637	1,416,242
Amortization of deferred leasing costs	74,625	62,928	65,673
Changes in assets and liabilities:
Accounts receivable	(88,843)	113,294	(173,807)
Other assets, net	3,065	5,959	(1,056)
Deferred rent	144,327	0	0
Accounts payable and refundable security deposits	(44,125)	(63,813)	57,090

Total adjustments	1,527,946	1,544,005	1,364,142

Net cash provided by operating activities	3,450,441	3,846,971	4,048,979

Cash flows from investing activities:
Payment of deferred lease acquisition costs	0	(47,160)	(16,343)
Investment in real estate assets	(135,871)	(310,869)	0

Net cash used in investing activities	(135,871)	(358,029)	(16,343)

Cash flows from financing activities:
Contributions received from partners	82,807	202,436	0
Distributions to joint venture partners	(3,224,854)	(3,909,331)	(3,976,763)

Net cash used in financing activities	(3,142,047)	(3,706,895)	(3,976,763)

Net increase (decrease) in cash and cash equivalents	172,523	(217,953)	55,873
Cash and cash equivalents, beginning of year	1,337,964	1,555,917	1,500,044

Cash and cash equivalents, end of year	$1,510,487	$1,337,964	$1,555,917

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Deferred project costs contributed to the Joint Venture	$0	$14,363	$0

Partnership distributions payable	$935,112	$570,932	$966,912

Write-off of fully amortized deferred leasing costs	$827	$0	$13,787

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On March 20, 1997, Wells Real Estate Fund IX, L.P. (“Wells Fund IX”) entered into a joint venture agreement with Wells Real Estate Fund X, L.P. (“Wells Fund X”) to form Fund IX and Fund X Associates (“Fund IX-X Associates”) for the purpose of acquiring, developing, operating, and selling real properties. On March 20, 1997, Wells Fund IX contributed a 5.62-acre tract of real property in Knoxville, Tennessee, and improvements thereon, known as the Alstom Power-Knoxville Building, to Fund IX-X Associates on which an 84,404 square foot, three-story office building was constructed and commenced operations at the end of 1997. On February 13, 1998, Fund IX-X Associates purchased a two-story office building, known as the Ohmeda Building, in Louisville, Colorado. On March 20, 1998, Fund IX-X Associates purchased a three-story office building, known as the 360 Interlocken Building, in Broomfield, Colorado. On June 11, 1998, Fund IX-X Associates was amended and restated as The Fund IX, Fund X, Fund XI and REIT Joint Venture (the “Joint Venture”) upon admitting Wells Real Estate Fund XI, L.P. (“Wells Fund XI”) and Wells Operating Partnership, L.P. (“Wells OP”). On June 24, 1998, the Joint Venture purchased a one-story office building, known as the Avaya Building, in Oklahoma City, Oklahoma. On April 1, 1998, Wells Fund X purchased a one-story office and warehouse building known as the Iomega Building, in Ogden, Utah. On July 1, 1998, Wells Fund X contributed the Iomega Building to the Joint Venture.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro-rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent in the accompanying balance sheets.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund IX, Wells Fund X, Wells Fund XI and Wells OP in accordance with their respective ownership interests of approximately 39%, 48%, 9%, and 4%, respectively. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

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

Effective January 1, 2002, the Joint Venture adopted the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and Accounting Principles Board No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” with regard to impairment assessment and discontinued operations, respectively. Under this accounting standard, management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2003 or 2002.

Other Assets, net

Other assets, net, as of December 31, 2003 and 2002 is comprised of the following items:

	2003	2002
Deferred leasing costs, net	$241,893	$316,517
Refundable security deposits	97,692	100,758

Total	$339,585	$417,275

Deferred leasing costs, net, reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs, net, include amortization of $331,697 and $257,899 as of December 31, 2003 and 2002, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

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

Wells Fund IX and Wells Fund X entered into property management and leasing agreements with Wells Management, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund IX, Wells Fund X, Wells Fund XI and Wells OP. In consideration for supervising the management of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

Wells Fund XI also entered into property management and leasing agreements with Wells Management. In consideration for supervising the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management management and leasing fees equal to (a) 2.5% of the gross revenues for management and 2% of the gross revenues for leasing plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties (aggregate maximum of 6%) or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

Wells OP entered into an asset/property management agreement with Wells Management. In consideration for supervising the assets, management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management property management, leasing and asset management fees equal to the lesser of (a) 4.5% of the gross revenues generally paid over the life of the lease or (b) 0.6% of Net Asset Value calculated on an annual basis.

As the Joint Venture is owned by funds with separate management agreements (and fee structures), management and leasing fees incurred by the Joint Venture are determined by calculating a blended fee percentage according to each fund’s ownership interest in the Joint Venture.

The Joint Venture incurred management and leasing fees of $269,718, $280,571, and $306,700 for the years ended December 31, 2003, 2002, and 2001, respectively, which are payable to Wells Management.

Wells Capital, Inc., an affiliate of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2003, 2002, and 2001, the Joint Venture reimbursed $106,652, $86,630, $73,571, respectively, to Wells Capital, Inc. and its affiliates for these services.

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

3.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases at December 31, 2003 follows:

Year ended December 31:
2004	$4,399,521
2005	1,680,578
2006	1,212,124
2007	1,212,124
2008	641,265
Thereafter	196,456

$9,342,068

Five tenants contributed 28%, 24%, 20%, 14%, and 14% of rental income for the year ended December 31, 2003. In addition, five tenants will contribute 34%, 27%, 13%, 13%, and 13% of future minimum rental income.

The Joint Venture has received notice that Alstom Power, the sole tenant of the Alstom Power-Knoxville Building, will terminate its lease and vacate the premises effective December 31, 2004. Accordingly, no such future rental income has been included above for Alstom Power following December 2004.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2003

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at December 31, 2003				Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (f)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
ALSTOM POWER KNOXVILLE BUILDING (a)	None	$582,897	$744,164	$6,744,547	$607,930	$7,463,678	$ 0	$8,071,608	$2,656,128	1998	12/10/96	20 to 25 years
AVAYA BUILDING (b)	None	1,002,723	4,386,374	242,241	1,051,138	4,580,200	0	5,631,338	1,022,912	1998	6/24/98	20 to 25 years
360 INTERLOCKEN BUILDING (c)	None	1,570,000	6,733,500	884,006	1,650,070	7,537,436	0	9,187,506	1,691,715	1996	3/20/98	20 to 25 years
IOMEGA BUILDING (d)	None	597,000	4,674,624	876,458	641,988	5,506,094	0	6,148,082	1,182,891	1998	7/01/98	20 to 25 years
OHMEDA BUILDING (e)	None	2,613,600	7,762,481	528,415	2,746,894	8,157,602	0	10,904,496	1,930,632	1998	2/13/98	20 to 25 years

Total		$6,366,220	$24,301,143	$9,275,667	$6,698,020	$33,245,010	$ 0	$39,943,030	$8,484,278

(a)	The Alstom Power - Knoxville Building is a three-story office building located in Knoxville, Tennessee.
(b)	The Avaya Building is a one-story office building located in Oklahoma City, Oklahoma.
(c)	The 360 Interlocken Building is a three-story office building located in Broomfield, Colorado.
(d)	The Iomega Building is a single-story warehouse and office building located in Ogden, Weber County, Utah.
(e)	The Ohmeda Building is a two-story office building located in Louisville, Boulder County, Colorado.
(f)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2003

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2000	$39,496,290	$4,203,502

2001 additions	0	1,416,242

BALANCE AT DECEMBER 31, 2001	39,496,290	5,619,744

2002 additions	310,869	1,425,637

BALANCE AT DECEMBER 31, 2002	39,807,159	7,045,381

2003 additions	135,871	1,438,897

BALANCE AT DECEMBER 31, 2003	$39,943,030	$8,484,278