Form 10-Q
period 2004-09-30
WELLS REAL ESTATE FUND IX LP
filed 2004-11-12
CIK 929921

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004 or

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

General economic risks

•	Adverse changes in general or local economic conditions; and

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures.

Real estate risks inherent in properties owned through joint ventures

•	Ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow or net sale proceeds;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures; and

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions.

Other operational risks

•	Dependency on Wells Capital, Inc. (“Wells Capital”), the corporate general partner of one of our General Partners, its key personnel, and its affiliates for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Ability to demonstrate compliance with any governmental, tax, real estate, environmental, and zoning law or regulation in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND IX, L.P.

WELLS REAL ESTATE FUND IX, L.P.

BALANCE SHEETS

ASSETS

	(unaudited) September 30, 2004	December 31, 2003
Investments in joint ventures	$22,427,637	$22,530,501
Cash and cash equivalents	476,033	14,175
Due from joint ventures	871,499	737,493

Total assets	$23,775,169	$23,282,169

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$28,057	$23,770
Partnership distributions payable	663,773	720,432

Total liabilities	691,830	744,202
Partners’ capital:
Limited partners:
Class A—3,218,294 units and 3,201,919 units outstanding as of September 30, 2004 and December 31, 2003, respectively	23,022,437	22,537,967
Class B—281,706 units and 298,081 units outstanding as of September 30, 2004 and December 31, 2003, respectively	60,902	0
General partners	0	0

Total partners’ capital	23,083,339	22,537,967

Total liabilities and partners’ capital	$23,775,169	$23,282,169

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
EQUITY IN INCOME OF JOINT VENTURES (Note 2)	$1,142,221	$420,584	$2,026,985	$1,193,896

EXPENSES:
Partnership administration	38,755	30,591	121,024	107,213
Legal and accounting fees	13,197	208	34,595	8,282
Other general and administrative	276	718	1,533	6,905

Total expenses	52,228	31,517	157,152	122,400

OTHER INCOME	0	0	179	652

NET INCOME	$1,089,993	$389,067	$1,870,012	$1,072,148

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$1,036,152	$389,067	$1,816,171	$1,072,148

NET INCOME ALLOCATED TO CLASS B LIMITED PARTNERS	$53,841	$0	$53,841	$0

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.32	$0.12	$0.57	$0.34

CLASS B	$0.19	$0.00	$0.19	$0.00

DISTRIBUTION OF OPERATING CASH PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.21	$0.23	$0.41	$0.63

CLASS B	$0.00	$0.00	$0.00	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	3,218,294	3,181,420	3,210,578	3,177,929

CLASS B	281,706	318,580	289,422	322,071

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2002	3,165,583	$23,838,988	334,417	$0	$0	$23,838,988

Net income	0	1,425,532	0	0	0	1,425,532
Distributions of operating cash flow	0	(2,726,553)	0	0	0	(2,726,553)
Class B conversion elections	36,336	0	(36,336)	0	0	0

BALANCE, December 31, 2003	3,201,919	22,537,967	298,081	0	0	22,537,967

Net income	0	1,816,170	0	53,842	0	1,870,012
Distributions of operating cash flow	0	(1,324,640)	0	0	0	(1,324,640)
Class B conversion elections	16,375	(7,060)	(16,375)	7,060	0	0

BALANCE, September 30, 2004	3,218,294	$23,022,437	281,706	$60,902	$0	$23,083,339

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$1,870,012	$1,072,148
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(2,026,985)	(1,193,896)
Operating distributions received from joint ventures	1,995,843	2,065,199
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	4,287	3,647

Total adjustments	(26,855)	874,950

Net cash provided by operating activities	1,843,157	1,947,098

CASH FLOWS USED IN FINANCING ACTIVITIES:
Distributions paid to limited partners	(1,381,299)	(2,002,560)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	461,858	(55,462)

CASH AND CASH EQUIVALENTS, beginning of period	14,175	121,265

CASH AND CASH EQUIVALENTS, end of period	$476,033	$65,803

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$663,773	$715,820

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 (unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization and Business

Wells Real Estate Fund IX, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as the general partners (collectively, the “General Partners”). The Partnership was formed on August 15, 1994 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription, the limited partners elect to have their units treated as Class A Units or Class B Units. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a General Partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

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

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties
Fund VIII and Fund IX Associates (“Fund VIII-IX Associates”)	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.

1. US Cellular Building

A four-story office building located in Madison, Wisconsin

2. AT&T—Texas Building

A one-story office building located in Farmer’s Branch, Texas

3. 305 Interlocken Parkway (formerly

known as the “Cirrus Logic Building”)

A two-story office building located in

Boulder, Colorado

Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)	• Fund VIII-IX Associates • Wells Operating Partnership, L.P.(1)	4. 15253 Bake Parkway (formerly known as the “Quest Building”) A two-story office building located in Irvine, California

Joint Venture	Joint Venture Partners	Properties
The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Wells Operating Partnership, L.P.(1)

5. Alstom Power—Knoxville Building

A three-story office building located in Knoxville, Tennessee

6. 360 Interlocken Boulevard

A three-story office building located in Boulder, Colorado

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

Each of the aforementioned properties was acquired on an all-cash basis. Approval by the Partnership as well as the other Joint Venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2003.

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

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to the partners having a positive balance in their respective capital account in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

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

(d)	Distributions of Net Cash From Operations

Net cash from operations, if available, is generally distributed to limited partners quarterly. In accordance with the partnership agreement, such distributions are paid first to the limited partners holding Class A Units until they have has received a 10% per annum return on their respective net capital contributions, as defined. Then, such distributions are paid to the General Partners until each has received 10% of the total amount distributed to date. Any remaining cash available for distribution is split between the limited partners holding Class A Units and the General Partners on a basis of 90% and 10%, respectively. No cash distributions will be made to the limited partners holding Class B Units.

(e)	Distribution of Sales Proceeds

Upon sales of properties, the net sale proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price less than its original property purchase price, to the limited partners holding Class A Units until such limited partners have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To limited partners holding units, which at any time have been treated as Class B Units, until such limited partners have received an amount necessary to equal the net cash available for distribution received by the limited partners holding Class A Units;

•	To all limited partners on a per-unit basis until the limited partners have received 100% of their respective net capital contribution, as defined;

•	To all limited partners on a per-unit basis until the limited partners have received a cumulative 10% per annum return on their respective net capital contribution, as defined;

•	To limited partners on a per-unit basis until the limited partners have received an amount equal to their respective preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class A Units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class B Units);

•	To all General Partners until they have received 100% of their capital contributions; in the event that limited partners have received aggregate cash distributions from the Partnership over the life of their investment in excess of a return of their net capital contributions plus their preferential limited partner return, then the General Partners shall receive an additional sum equal to 25% of such excess;

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners.

(f)	Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.	INVESTMENT IN JOINT VENTURES

(a)	Basis of Presentation

The Partnership owned interests in nine properties during the periods presented through its ownership in the Joint Ventures. Approval by the Partnership, as well as the other Joint Venture partners, is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investments in the Joint Ventures, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2003.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three and nine months ended September 30, 2004 and 2003, respectively:

	Total Revenues		Net Income
	Three Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004		2003
Fund IX-X-XI-REIT Associates	$1,224,840	$1,325,354	$572,785	(1)	$523,387
Fund VIII-IX Associates	1,982,334	843,292	2,032,284	(1)	478,512

	$3,207,174	$2,168,646	$2,605,069		$1,001,899

	Total Revenues		Net Income
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004		2003
Fund IX-X-XI-REIT Associates	$3,851,571	$3,967,683	$1,537,266	(1)	$1,461,095
Fund VIII-IX Associates	3,608,997	2,482,367	3,156,807	(1)	1,379,595

	$7,460,568	$6,450,050	$4,694,073		$2,840,690

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the three and nine months ended September 30, 2004 of approximately $131,982 and $71,476 for Fund IX-X-XI-REIT Associates, Fund VIII-IX Associates, and Fund VIII-IX Associates, respectively. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

The following information summarizes the operations of Fund VIII-IX-REIT Associates in which the Partnership held an interest through its equity interest in Fund VIII-IX Associates for the three and nine months ended September 30, 2004 and 2003, respectively:

	Total Revenues		Net Income
	Three Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004		2003
Fund VIII-IX-REIT Associates	$172,292	$309,840	$113,952	(2)	$138,323

	Total Revenues		Net Income
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004		2003
Fund VIII-IX-REIT Associates	$979,550	$931,620	$617,182	(2)	$416,078

(2)	Effective July 1, 2004, Fund VIII-IX-REIT Associates extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the three and nine months ended September 30, 2004 of approximately $19,296. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

The Partnership entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for the management and leasing of properties, such properties will generally pay Wells Management, management and leasing fees equal to (a) of the gross revenues collected monthly, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures was $43,134 and $62,474 for the three months ended September 30, 2004 and 2003, respectively, and $162,424 and $194,470 for the nine months ended September 30, 2004 and 2003, respectively.

(b)	Administration Reimbursements

Wells Capital Inc. (“Wells Capital”), the corporate general partner of Wells Partners, one of our General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners (the “Wells Real Estate Funds”) based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital $27,628 and $14,330 for the three months ended September 30, 2004 and 2003, respectively, and $77,273 and $44,453 for the nine months ended September 30, 2004, and 2003, respectively, for these services and expenses.

(c)	Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains a residual interest. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds, or as the advisor to the REITs, may be in competition with the Partnership for tenants in similar geographic markets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

(a)	Overview

We believe that we will operate through the following five key life cycle phases. The time expected to be spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fundraising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public;

•	Investing phase

The period during which the Partnership invests the capital raised during the fundraising phase, less upfront fees, into the acquisition of real estate assets;

•	Holding phase

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants;

•	Positioning-for-sale phase

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale; and

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sale proceeds to the partners.

Portfolio Overview

We are in the holding phase of our life cycle and own interests in nine real estate assets. Our focus at this time involves maintaining the current high occupancy level within the portfolio and concentrating on re-leasing and marketing efforts that we believe will deliver the best operating performance for our investors.

There are three significant leasing successes that will benefit the portfolio performance over the long term. While the sole tenant of the Alstom Power–Knoxville Building had previously provided notice to exercise an early termination option, we were able to negotiate an extension of this lease by lowering the contract rental rate to the current market level. We also have signed a new lease at the 15253 Bake Parkway building for a 10-year term beginning in November 2004 with respect to which we are expected to absorb its pro-rata share of re-leasing costs during 2004. We were also successful in extending the Gaiam lease at 360 Interlocken Boulevard through May 2008.

Fund VIII-IX Associates executed a lease termination agreement with Cirrus Logic, the sole tenant of 305 Interlocken Parkway, in August 2004, in consideration for lease termination and other payments totaling approximately $4.2 million. This transaction was pursued based on our General Partners’ concerns over the tenant’s long-term viability.

While the portfolio currently enjoys a relatively high occupancy level, we will face some near-term leasing issues that may negatively affect our future operating performance. In addition to absorbing the costs associated with the leases at the Alstom Power–Knoxville Building and 15253 Bake Parkway, the lease for 100% of the Ohmeda Building expires in January 2005, 305 Interlocken Parkway is vacant, and 360 Interlocken Boulevard is 79% leased. In response to these leasing challenges, we will continue to work aggressively with existing and potential tenants in the respective markets in order to minimize the negative effects to the Partnership.

The third quarter 2004 operating distributions to the Class A Unit holders increased to 8.25% of the limited partners’ net capital contributions, as defined, largely due to receipt of the Cirrus Logic termination payment. However, our General Partners anticipate that operating distributions may be reserved in the near term in order to fund our share of re-leasing costs associated with the Gambro lease at 15253 Bake Parkway and the Alstom Power lease renewal. Additionally, our General Partners anticipate that future operating distributions may be affected as we absorb its pro-rata share of several additional capital needs, including leasing the remaining vacant space at 360 Interlocken Boulevard and re-leasing of the Ohmeda Building in 2005.

Through September 30, 2004, Class A Unit holders have received cumulative net operating cash flow distributions of approximately $20.7 million since inception, which equates to approximately 64% of the $32.2 million originally invested. Limited partners who have held Class B Units since inception have cumulatively received $10.00 per unit in allocated tax losses through December 31, 2003. No operating distributions have been made to investors holding Class B Units or to the General Partners.

Property Summary

Information related to the properties owned by the Joint Ventures follows:

•	The U.S. Cellular Building, located in Madison, Wisconsin, is 100% leased through May 2007;

•	The AT&T-Texas Building is currently 100% leased through July 2011;

•	305 Interlocken Parkway is located in the Broomfield submarket of Denver, Colorado. Based on concerns over the tenant’s long-term viability, our General Partners negotiated a lease termination with the tenant in August 2004. The tenant paid $800,000 as a reimbursement for leasing costs, $1,300,000 for future leasing costs, $500,000 for operating expenses while the property is vacant, and $1,673,000 as a lease termination fee. We are aggressively working on re-leasing this building at this time;

•	15253 Bake Parkway is located in Orange County in southern California. We are pleased to report that a new lease has been signed for the entire building with a new tenant (Gambro Healthcare, Inc.). This lease will begin on November 1, 2004, and extends through January 31, 2015. With this new lease in place, we are now marketing this asset for sale;

•	As mentioned previously, we have signed an extension of the lease with Alstom Power at the Alstom Power–Knoxville Building, with a new lease expiration date of October 31, 2014. While this lease extension includes some upfront costs and reduces the contract rent to current market levels, we avoided a significant vacancy in the Knoxville market, which is experiencing a 14% vacancy level;

•	360 Interlocken Boulevard is also located in Broomfield, outside Denver. The majority of this building is leased to Gaiam through May 2008, now that we have successfully extended its lease for three years. We recently signed a new lease for approximately 4,800 square feet with Culver Financial. We also continue to pursue tenants for the remaining vacancy at this property;

•	The Avaya Building in Oklahoma City, Oklahoma, is 100% leased through January 2008;

•	The Iomega Building, located in Ogden, Utah, outside Salt Lake City, is 100% leased through April 2009; and

•	The Ohmeda Building is located in Louisville, Colorado, adjacent to the Broomfield submarket. The lease for this property expires in January 2005, and we are focused on lease negotiations for this asset.

As we continue to operate in the holding phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As we move into the positioning-for-sale and disposition and liquidation phases, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyer.

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

The office market has significant excess space. Vacancy levels are believed to have peaked and are expected to trend downward moderately through the end of 2004. There is some encouraging news in that construction continues to taper off and has come to a complete halt in many markets. As a result of the slowdown in new construction and the modest decline in sublease space, net absorption has turned positive. Many industry professionals believe that office market fundamentals have bottomed-out; however, a recovery cannot be expected until job growth and corresponding demand for office space begin to significantly increase.

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

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $1,142,221 and $420,584 for the three months ended September 30, 2004 and 2003, respectively, and $2,026,985 and $1,193,896 for the nine months ended September 30, 2004 and 2003, respectively. The increase in equity in income of Joint Ventures for the third quarter of 2004, as compared to the third quarter of 2003, is primarily attributable to (i) recognition of an early lease termination fee received from Cirrus Logic, the sole tenant of 305 Interlocken Parkway, in August 2004, (ii) a significant decrease in depreciation expense on tenant improvements and amortization expense on leasing commissions related to the sole tenant of 15253 Bake Parkway, Quest, as such assets were fully depreciated as of April 30, 2004 (the original lease expiration date), (iii) decrease in depreciation expense for all buildings owned through the Joint Ventures due to changing the estimated weighted-average composite useful life from 25 years to 40 years effective July 1, 2004, partially offset by (iv) a decrease in operating income generated by Fund VIII-IX-REIT Associates and Fund VIII-IX Associates as a result of the aforementioned lease terminations, and (v) a decrease in operating income generated by Fund IX-X-XI-REIT Associates as a result of entering into lease amendments with the sole tenant of the Alstom Power-Knoxville Building and the majority tenant of 360 Interlocken Boulevard to extend their lease terms at the respective current prevailing market rates, which are less than the rates previously charged.

In addition to the items discussed in the preceding paragraph, the increase in equity in income of Joint Ventures for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, resulted primarily from additional operating expense reimbursement revenue generated by the US Cellular Building and the Alstom Power–Knoxville Building following the 2003 reconciliations for those tenants in the first quarter of 2004. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

Expenses of the Partnership

Our total expenses were $52,228 and $31,517 for the three months ended September 30, 2004 and 2003, respectively, and $157,152 and $122,400 for the nine months ended September 30, 2004 and 2003, respectively. The increases are primarily a result of higher administrative salaries, accounting fees, legal fees, and printing costs associated with increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements going forward.

(c)	Liquidity and Capital Resources

Our operating strategy entails funding expenses related to the recurring operations of the properties owned by the Joint Ventures with rental revenues collected, and assessing the amount of remaining cash flows that will be required to fund portfolio expenses, known re-leasing costs and other capital improvements. Any residual operating cash flows are distributed from the Joint Ventures to the Partnership, and are considered available for distribution to the limited partners. Distributions are generally paid to the limited partners quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of the Joint Ventures’ tenants to honor lease payments and our ability to assist the Joint Ventures in re-leasing space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the nine months ended September 30, 2004, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $1,843,000, as compared to approximately $1,947,000 for the nine months ended September 30, 2003. Distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. The majority of such operating cash flows were used to pay operating distributions to limited partners.

Future operating distributions are expected to be reserved in order to fund our pro-rata share of leasing costs for 360 Interlocken Boulevard, the Alstom Power–Knoxville Building, and 15253 Bake Parkway. At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $692,000 as of September 30, 2004. During the remainder of 2004, our General Partners anticipate that we will fund its proportionate share of capital expenditures noted above.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures, and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions and other significant capital improvements necessary for properties owned through the Joint Ventures. Specifically, we anticipate funding our proportionate share of the costs necessary to re-lease the Ohmeda Building upon the January 2005 expiration of the sole tenant’s lease. We expect to continue to use substantially all future net cash flows from operations. Future cash flows from operating activities will be primarily effected by distributions received from the Joint Ventures, which are dependent upon net operating income generated by the Joint Ventures’ properties, less reserves, for known capital expenditures.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties, or investing in joint ventures formed for the same purpose, and has invested all of the partners’ original capital contributions. Thus, it is unlikely that we will acquire interests in any additional properties or joint ventures. Historically, our investment strategy has generally involved acquiring properties that are pre-leased to creditworthy tenants on an all cash basis through joint ventures with affiliated partnerships.

The Joint Ventures incur capital expenditures primarily in the form of building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying its properties for re-leasing. As leases expire, we will work with the Joint Ventures to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of the Joint Ventures will be funded by the partnership and respective Joint Ventures partners on a pro-rata basis.

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

As of September 30, 2004, we have received, used, and held net proceeds from the sale of properties as presented below:

	Net Proceeds		Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of September 30, 2004
Property					Amount	Purpose
305 Interlocken Parkway	$800,000	(1)	45.2%	$361,626	$0		$0	$361,626

(1)	Represents received for unamortized tenant improvements in connection with the Cirrus Login lease termination further described in section (d) below.

These net proceeds are held in reserve by Fund VIII-IX Associates as our General Partners continue to monitor our capital needs and evaluate the availability of net sale proceeds for distribution to the limited partners in the future.

(d)	Contractual Obligations and Commitments

On August 20, 2004, Fund VIII-IX Associates and Cirrus Logic, the sole tenant of 305 Interlocken Parkway and an unrelated third party, entered into a Lease Termination Agreement (the “Agreement”). Effective August 2004, the Agreement terminates a lease between Fund VIII-IX Associates and Cirrus Logic for approximately 49,000 square feet of office space in Denver, Colorado with an original expiration date of April 30, 2012. We own an equity interest of approximately 45.2% in Fund VIII-IX Associates.

Under the terms of the Agreement, in consideration for the release of Cirrus Logic from any and all liabilities and obligations arising out of its lease with Fund VIII-IX Associates, Cirrus Logic terminated its right to occupy the premises and agreed to pay Fund VIII-IX Associates approximately $2.4 million. Additionally, Cirrus Logic delivered $1.8 million to an escrow agent, of which $1.3 million and $0.5 million are designated to fund or reimburse Fund VIII-IX Associates for future re-leasing costs and operating expenses, respectively.

(e)	Related-Party Transactions

We have entered into agreements with Wells Capital, the General Partner of Wells Partners, and its affiliates, whereby we pay certain fees or reimbursements to Wells Capital or its affiliates (e.g., property management and leasing fees, administrative salary reimbursements, etc.). See Note 3 to our financial statements included in this report for a discussion of the various related-party transactions, agreements, and fees.

(f)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that we would be able to replace existing leases with new leases at higher base rental rates.

(g)	Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies used by the partnership and the Joint Ventures, which are considered to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of its depreciable assets. Management considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. We expect that the estimated useful lives of the Joint Venture’s assets by class will be as follows:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant improvements	Lease term

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to our net income for the three and nine months ended September 30, 2004. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets we held as of September 30, 2004.

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

(h)	Economic Dependency

We have engaged Wells Management to supervise the management and leasing of properties owned through the Joint Ventures, and Wells Capital to perform certain administrative services, including accounting, shareholder communications, and investor relations. As a result of these relationships, we are dependent upon Wells Management, Wells Capital, and other affiliates thereof to provide certain services that are essential to the Partnership’s operations, including asset management and property management services, asset acquisition and disposition services, and other administrative responsibilities under agreements, some of which have terms of one year or less.

Wells Management and Wells Capital are owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Due to their common ownership and importance to WREF, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, it may become necessary for the Partnership and/or the Joint Ventures to find alternative service providers.

For the nine months ended September 30, 2004, WREF’s operating expenses exceeded operating revenues by approximately $11 million. During the first two quarters of 2004, WREF incurred net losses primarily due to the fact that revenues from acquisition, advisory, asset management services and property management services were less than the costs to provide such services. In planning for 2004, WREF anticipated incurring short-term losses and, accordingly, has reserved funds adequate to cover such a shortfall. WREF anticipated generating lower revenues in 2004, as compared to 2003, primarily due to the fact that the majority of its revenues are earned as a percentage of sales of affiliated investment products. The sale of shares of Wells Real Estate Investment Trust II, Inc. (“REIT II”), an investment product sponsored by WREF whose offering commenced in December 2003, was anticipated to be significantly less in 2004 than the sale of shares of Wells Real Estate Investment Trust, Inc. (“REIT I”), another investment product sponsored by WREF whose offering closed in December 2003. Consistent with sale of shares of REIT I during the beginning of its offering period, the sale of shares of REIT II was anticipated to remain relatively low in the beginning of its offering period.

For the three months ended September 30, 2004, on a consolidated basis, WREF’s operating revenues exceeded operating expenses by approximately $6 million. WREF is also expecting operating revenues to exceed operating expenses during the fourth quarter of 2004. WREF believes that the cash availability provided by both funds on hand and borrowing capacity through various credit facilities will be adequate to meet its obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

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

WELLS REAL ESTATE FUND IX, L.P. (Registrant)

By: WELLS PARTNERS, L.P. (General Partner)

By: WELLS CAPITAL, INC. (Corporate General Partner)

November 12, 2004	/s/ LEO F. WELLS, III
Leo F. Wells, III President

November 12, 2004	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

THIRD QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND IX, L.P.

Exhibit No.	Description

10.1	Lease Agreement with Gambro Healthcare, Inc. for the 15253 Bake Parkway Building (previously filed with the Commission as Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund VIII, L.P. for the period ending September 30, 2004, Commission File No. 0-27888, and hereby incorporated by this reference)

10.2	Fourth Amendment to Lease Agreement with Alstom Power, Inc. for the Alstom Power Building

10.3	Lease Termination Agreement with Cirrus Logic, Inc. for the Cirrus Logic Building (previously filed with the Commission as Exhibit 10.2 to the Form 10-Q of Wells Real Estate Fund VIII, L.P. for the period ending September 30, 2004, Commission File No. 0-27888, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002