Form 10-K
period 2004-12-31
WELLS REAL ESTATE FUND IX LP
filed 2005-03-31
CIK 929921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission file number 0-22039

WELLS REAL ESTATE FUND IX, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-2126622
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code	(770) 449-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

General economic risks

•	Adverse changes in general or local economic conditions; and

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures.

Real estate risks

•	Ability to achieve appropriate occupancy levels resulting in rental amounts sufficient to cover operating costs;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow or net sale proceeds;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures; and

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions.

Other operational risks

•	Dependency on Wells Capital, Inc. (“Wells Capital”), the corporate general partner of one of our General Partners, its key personnel, and its affiliates for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Ability to demonstrate compliance with any governmental, tax, real estate, environmental, and zoning law or regulation in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

PART I

ITEM  1.    BUSINESS.

General

Wells Real Estate Fund IX, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as its general partners (collectively, the “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly-owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on August 15, 1994 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their units treated as Class A Units or Class B Units. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

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

Management believes that the Partnership typically operates through the following five key life cycle phases. The duration of each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

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

•	Disposition-and-liquidation phase

The period during which the Partnership sells its real estate investments, distributes net sale proceeds to the partners, liquidates, and terminates the Partnership.

The Partnership is predominantly operating in the holding phase of its life cycle and, accordingly, is focusing the majority of its resources on managing the existing portfolio and locating suitable replacement tenants for vacant space as necessary.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2004.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to the properties owned by the Partnership through investments in the joint ventures described in Item 2. In the opinion of management, all such properties are adequately insured.

Competition

The Partnership will experience competition for tenants from owners and managers of competing projects that may include the General Partners and their affiliates. As a result, in connection with negotiating leases, the Partnership may be required to offer rental concessions, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. The Partnership is also in competition with sellers of similar properties to locate suitable purchasers for its properties.

Proxy to Liquidate

Under Section 20.2 of the partnership agreement, limited partners holding 10% or more of the outstanding units have the right, at any time commencing eight years after the termination of the Partnership’s offering of units (December 30, 2004), to provide a written request to the General Partners directing the General Partners to formally proxy the limited partners to determine whether the assets of the Partnership should be liquidated.

Web Site Address

Access to copies of each of our filings with the Securities and Exchange Commission (the “SEC”) may be obtained free of charge from the following website, http://www.wellsref.com, through a link to the http://www.sec.gov website.

ITEM  2.    PROPERTIES.

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following affiliated joint ventures (the “Joint Ventures”) and properties:

			Leased % as of December 31,
Joint Venture	Joint Venture Partners	Properties	2004	2003	2002	2001	2000
Fund VIII and Fund IX Associates (“Fund VIII-IX Associates”)	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.	1. US Cellular Building A four-story office building located in Madison, Wisconsin	100%	100%	100%	100%	100%

		2. AT&T – Texas Building A one-story office building located in Farmer’s Branch, Texas	100%	100%	100%	100%	100%

		3. 305 Interlocken Parkway (formerly known as the “Cirrus Logic Building”) A two-story office building located in Broomfield County, Colorado	0%	100%	100%	100%	100%

Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)	• Fund VIII–Fund IX Associates • Wells Operating Partnership, L.P.(1)	4. 15253 Bake Parkway (formerly known as the “Quest Building”)(2) A two-story office building located in Irvine, California	—	100%	100%	100%	100%

The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Wells Operating Partnership, L.P.(1)	5. Alstom Power – Knoxville Building A three-story office building in Knoxville, Tennessee	100%	100%	100%	100%	100%
		6. 360 Interlocken Building A three-story office building located in Broomfield County, Colorado	93%	70%	75%	100%	100%
		7. Avaya Building A one-story office building located in Oklahoma City, Oklahoma	100%	100%	100%	100%	100%

		8. Iomega Building A single-story warehouse and office building located in Ogden, Utah	100%	100%	100%	100%	100%

		9. Ohmeda Building A two-story office building located in Louisville, Colorado	100%	100%	100%	100%	100%

(1)	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its General Partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

(2)	This property sold in December 2004.

Wells Real Estate Fund VIII, L.P., Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

As of December 31, 2004, the lease expirations scheduled during the following ten years for all properties in which the Partnership held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration (1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2005(2)	1	106,750	1,106,997	432,061	19.6	15.9
2007(3)	2	101,726	1,356,083	612,950	18.6	19.5
2008(4)	2	93,345	1,273,618	497,093	17.1	18.3
2009(5)	1	108,250	589,369	230,031	19.8	8.5
2010(6)	1	2,910	59,655	23,283	0.5	0.9
2011(7)	2	44,832	588,305	259,355	8.2	8.5
2012(8)	1	4,364	96,008	37,472	0.8	1.4
2014(9)	1	84,404	1,872,081	730,673	15.4	27.0

	11	546,581	$6,942,116	$2,822,918	100.0%	100.0%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the Joint Venture that owns the leased property.

(2)	Ohmeda lease (approximately 106,750 square feet).

(3)	US Cellular leases (approximately 102,000 square feet).

(4)	Avaya lease (approximately 57,000 square feet) and the GAIAM lease at the 360 Interlocken Building (approximately 36,000 square feet).

(5)	Iomega lease (approximately 108,000 square feet).

(6)	Casey Family Programs lease at the 360 Interlocken Building (approximately 3,000 square feet).

(7)	AT&T-Texas lease (approximately 40,000 square feet) and Culver Financial lease at 360 Interlocken (approximately 5,000 square feet).

(8)	Lighthouse Financial lease at the 360 Interlocken Building (approximately 4,000 square feet).

(9)	Alstom Power lease (approximately 84,000 square feet).

The Joint Ventures and the properties in which the Partnership owns an interest during the periods presented are further described below:

Fund VIII-IX Associates

On June 10, 1996, Fund VIII-IX Associates was formed for the purpose of developing, owning, and operating commercial properties. As of December 31, 2004, the Partnership and Wells Real Estate Fund VIII, L.P. owned equity interests of approximately 45% and 55%, respectively, in the following properties based on their respective cumulative capital contributions to Fund VIII-IX Associates:

US Cellular Building

On June 17, 1996, Fund VIII-IX Associates purchased a 7.09-acre tract of real property in Madison, Wisconsin the purpose of developing an office building. Construction was completed on a four-story office building containing approximately 101,700 rentable square feet.

In June 1997, US Cellular, a subsidiary of BellSouth Corporation, took occupancy of approximately 76,000 rentable square feet, comprising approximately 75% of the building. Commencing November 1, 2001, US Cellular exercised its right of first refusal to lease approximately 25,000 additional square feet of space vacated by American Family in October 2001. As a result, US Cellular currently occupies 100% of the building.

The initial term of this lease is nine years and eleven months beginning in June 1997, with the option to extend the initial term of the lease for two consecutive five-year periods. The annual base rent payable is approximately $1,356,084 for remainder of the initial term. The annual base rent for each extended term will be assessed at the respective currently prevailing market rental rates. US Cellular is required to pay additional rent equal to its share of operating expenses during the lease term.

AT&T – Texas Building

On October 10, 1996, Fund VIII-IX Associates purchased a one-story office building containing approximately 40,000 rentable square feet located on 4.864 acres of land in Farmer’s Branch, Texas.

The AT&T – Texas Building is leased to AT&T Wireless Texas for a period of fifteen years beginning on July 19, 1996 with options to extend the lease for three consecutive five-year periods. Annual base rent payable is approximately $454,001 through July 31, 2006. Beginning August 1, 2006, base rent payable is $482,001 through July 31, 2011. Under this lease, AT&T Wireless Texas is responsible for all operating expenses and real estate taxes.

305 Interlocken Parkway

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

Based in part on concerns over the tenant’s potential long-term viability, the General Partners negotiated a lease termination with the tenant in August 2004. The tenant paid $800,000 as a reimbursement for leasing costs and $1,673,000 as a termination fee. Additionally, Cirrus Logic, Inc. delivered $1,800,000 to an escrow agent, of which $1,300,000 is designated to fund or reimburse Fund VIII-IX Associates for future re-leasing costs and $500,000 is designated as a reserve to fund future operating costs. We are aggressively working on re-leasing this building.

Fund VIII-IX-REIT Associates

On January 10, 1997, Fund VIII-IX Associates acquired a two-story office building containing approximately 65,000 rentable square feet on a 4.4 acre tract of land located at 15253 Bake Parkway within the Irvine Spectrum planned business community in metropolitan Orange County, California.

On June 15, 2000, a joint venture was formed between Wells Operating Partnership, L.P. and Fund VIII-IX Associates known as Fund VIII-IX-REIT Associates. On July 1, 2000, Fund VIII-IX Associates contributed its interest in 15253 Bake Parkway as an initial capital contribution to Fund VIII-IX-REIT Associates. During 2000, Wells Operating Partnership, L.P. contributed approximately $1.3 million to Fund VIII-IX-REIT Associates to fund tenant improvements for 15253 Bake Parkway. At December 31, 2004, the Partnership, Wells Real Estate Fund VIII, L.P., and Wells Operating Partnership, L.P. owned equity interests of approximately 38%, 46%, and 16%, respectively, in the following property based on their respective cumulative capital contributions to Fund VIII-IX-REIT Associates:

15253 Bake Parkway

On August 1, 2000, Quest Software, Inc. (“Quest”) entered into a lease for 15253 Bake Parkway upon taking occupancy. This lease expired in July 2004, whereupon Quest vacated 15253 Bake Parkway.

On March 4, 2004, Gambro Healthcare, Inc. (“Gambro”) entered into a 123-month lease for 15253 Bake Parkway, commencing November 1, 2004. The lease allows for free rent during the first three months of the lease term. After the free rent period, the annualized base rent for the next twelve months is approximately $877,600 and increases to $1,216,912 during the last year of the lease.

On December 2, 2004, 15253 Bake Parkway was sold for a gross sale price of $12,400,000. As a result of the sale of 15253 Bake Parkway, the Partnership received net sale proceeds of approximately $4,527,000 and was allocated a gain of approximately $1,128,000.

Fund IX-X-XI-REIT Associates

On March 20, 1997, the Partnership and Wells Real Estate Fund X, L.P. entered into a joint venture known as Fund IX and Fund X Associates (“Fund IX-X Associates”), which was subsequently renamed as Fund IX-X-XI-REIT Associates upon the admission of Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P. as joint venture partners, on June 11, 1998.

Prior to amending and restating the joint venture agreement, Fund IX-X Associates acquired and owned the following three properties: (i) the Alstom Power – Knoxville Building; (ii) the Ohmeda Building; and (iii) the 360 Interlocken Building. On June 24, 1998, Fund IX-X-XI-REIT Associates purchased the Avaya Building, a one-story office building. On July 1, 1998, the Wells Real Estate Fund X, L.P. contributed the Iomega Building, a single-story warehouse and office building including approximately 108,000 rentable square feet, to Fund IX-X-XI-REIT Associates, which was recorded as a capital contribution.

As of December 31, 2004, the Partnership, Wells Real Estate Fund X, L.P., Wells Real Estate Fund XI, L.P., and Wells Operating Partnership, L.P. held equity interests of approximately 39%, 48%, 9%, and 4%, respectively, in the following properties based on their respective cumulative capital contributions to Fund IX-X-XI-REIT Associates:

Alstom Power – Knoxville Building

On March 20, 1997, Fund IX-X Associates began construction of the Alstom Power – Knoxville Building, a three-story office building comprised of approximately 84,400 rentable square feet located on a 5.62-acre tract of real property in Knoxville, Tennessee.

During 2004, Fund IX-X-XI-REIT Associates signed a lease extension with Alstom Power, Inc. (“Alstom Power”), through October 2014. While Alstom Power, the sole tenant of the Alstom Power – Knoxville Building, previously provided notice to exercise an early termination option, we were able to negotiate an extension of this lease by lowering the contract rental rate to current the market level The lease allows for free rent during the first four months of the lease term. Thereafter, the annual base rent payable during the term is $1,392,666 for the first year and increases 3% on July 1st of each year through the remainder of the lease term.

360 Interlocken Building

On March 20, 1998 Fund IX-X Associates acquired the 360 Interlocken Building, a three-story multi-tenant office building containing approximately 52,000 rentable square feet located on a 5.1-acre tract of land in Broomfield County, Colorado.

One major tenant, GAIAM, Inc. (“GAIAM”), currently occupies approximately 36,000 square feet (or 70% of the building). In 2004, GAIAM signed a three-year lease extension through May 31, 2008. Beginning June 1, 2004, the annual base rent for the GAIAM lease is approximately $587,584 per year through May 31, 2006. Beginning on June 1, 2006, the annual base rent increases to $614,703 through May 31, 2007. Beginning on June 1, 2007, annual base rent increases to $650,862 through the term of the lease.

An additional 23% of the building is leased to three tenants: Culver Financial (4,832 square feet, expiring February 2011), Casey Family Programs (2,910 square feet, expiring May 2010), and Lighthouse Financial, LLC (4,364 square feet, expiring May 2012). Currently, Wells Management is actively pursuing prospective tenants to lease the vacant space at the 360 Interlocken Building, which encompasses approximately 7% of the premises.

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

Avaya, Inc. (“Avaya”) occupies the entire Avaya Building under the initial lease term of ten years, which commenced January 5, 1998 and expires January 31, 2008. The annual base rent payable is approximately $622,756 for the remainder of the lease term. The annual base rent payable for each extended term will be assessed at the respective currently prevailing market rental rates. In addition to base rent, Avaya is required to reimburse the landlord for insurance expenses. Avaya has the option to extend the initial term for two additional five-year periods.

Iomega Building

On July 1, 1998, Wells Real Estate Fund X, L.P. contributed the Iomega Building, a single-story warehouse and office building including approximately 108,250 rentable square feet located in Ogden, Utah to Fund IX-X-XI-REIT Associates. The building is 100% occupied by Iomega Corporation. On March 22, 1999, Fund IX-X-XI-REIT Associates purchased a four-acre tract of vacant land adjacent to the Iomega Building for a gross purchase price of $212,000. The Partnership funded this acquisition and related land improvement costs and, accordingly, was credited with a capital contribution to Fund IX-X-XI-REIT Associates of $874,625. This site was developed into an additional parking and loading-dock area, including 400 new parking stalls and was completed on July 31, 1999.

Iomega Corporation has extended its lease term through April 30, 2009 and, in connection therewith, will pay annual base rent of approximately $589,368, plus an additional annual base rent of approximately $113,700 related to the parking lot area. The lease is an economic triple-net lease, whereby the terms require the tenant to pay for all operating expenses.

Ohmeda Building

On February 13, 1998, Fund IX-X Associates acquired the Ohmeda Building, a two-story office building with approximately 106,750 rentable square feet located on a 15-acre tract of land located in Louisville, Colorado.

Ohmeda, Inc. (“Ohmeda”) currently occupies 100% of the Ohmeda Building under a lease which was set to expire in January 2005. In December 2004, a three-month extension was signed, extending the lease through April 2005 at the current monthly base rent of approximately $92,250.

ITEM  3.    LEGAL PROCEEDINGS.

From time to time, we are party to legal proceedings which arise in the ordinary course of its business. We are not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against us. In addition, no legal proceedings were terminated during the fourth quarter of 2004.

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the limited partners during the fourth quarter of 2004.

PART II

ITEM  5.    MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 28, 2005, 3,250,652 Class A Units and 249,348 Class B Units held by a total of 1,921 and 157 limited partners, respectively, were outstanding. Capital contributions are equal to $10.00 per each limited partnership unit. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units at their discretion.

Unit Valuation

Because fiduciaries of retirement plans subject to ERISA and IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in the Partnership’s annual report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without any reduction for selling expenses) plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement.

Utilizing the foregoing methodology and based upon market conditions existing in early December 2004, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of property values as of December 31, 2004, to be approximately $7.80 per Class A Unit and $14.00 per Class B Unit, based upon market conditions existing in early December 2004. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent MAI appraiser, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense which would be involved in obtaining appraisals for all of the Partnership’s properties.

The valuations performed by the General Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific limited partnership units. For example, as a result of the availability of conversion elections under the partnership agreement and the resulting complexities involved relating to the distribution methodology under the partnership agreement, each limited partnership unit of the Partnership potentially has its own unique characteristics as to distributions and value. These estimated valuations assume, and are applicable only to, limited partners who have made no conversion elections under the partnership agreement and who purchased their units directly from the Partnership in the Partnership’s original public offering of units. Further, as set forth above, no third-party appraisals have or will be obtained. For these reasons, the estimated unit valuations set forth above should not be used by or relied upon by investors, other than fiduciaries of retirement plans and IRA custodians for limited ERISA and IRA reporting purposes, as any indication of the fair market value of their units. In addition, it should be noted that ERISA plan fiduciaries and IRA custodians may use estimated unit valuations obtained from other sources, such as prices paid for the Partnership’s units in secondary market trades, and that such estimated unit valuations may well be lower than those estimated by the General Partners using the methodology required by the partnership agreement.

It should also be noted that once the Partnership begins the process of selling certain of its properties and that, as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline.

Operating cash available for distribution to the limited partners is generally distributed on a quarterly basis. Under the partnership agreement, distributions from net cash from operations are allocated first to the limited partners holding Class A Units (and limited partners holding Class B Units that have elected a conversion right that allows them to share in the distribution rights of limited partners holding Class A Units) until they have received 10% of their adjusted capital contributions. Cash available for distribution is then distributed to the General Partners until they have received an amount equal to 10% of cash distributions previously distributed to the limited partners. Any remaining cash available for distribution is split between the limited partners holding Class A Units and the General Partners on a basis of 90% and 10%, respectively. No operating distributions will be made to the limited partners holding Class B Units.

Operating cash distributions made to limited partners holding Class A Units during 2003 and 2004 are summarized below:

Operating Distributions For Quarter Ended	Total Operating Cash Distributed	Per Class A Unit Investment Income	Per Class A Unit Return of Capital
March 31, 2003	$654,530	$0.11	$0.10
June 30, 2003	$635,772	$0.11	$0.09
September 30, 2003	$715,819	$0.12	$0.10
December 31, 2003	$720,432	$0.11	$0.12
March 31, 2004	$660,870	$0.12	$0.08
June 30, 2004	$0	$0.00	$0.00
September 30, 2004	$663,773	$0.21	$0.00
December 31, 2004	$0	$0.00	$0.00

No operating cash distributions were paid to holders of Class B Units or the General Partners in 2004 or 2003.

ITEM  6.    SELECTED FINANCIAL DATA.

The following sets forth a summary of the selected financial data as of and for the fiscal year ended December 31, 2004, 2003, 2002, 2001, and 2000:

	2004(1)	2003	2002	2001	2000
Total assets	$24,463,744	$23,282,169	$24,566,076	$25,871,459	$27,001,398
Equity in income of Joint Ventures	3,422,295	1,571,765	1,645,992	1,870,378	1,829,216
Net income	3,210,755	1,425,532	1,535,132	1,768,474	1,758,676
Net income (loss) allocated to Limited Partners:
Class A	2,867,438	1,425,532	1,535,132	1,768,474	2,858,806
Class B	343,317	0	0	0	1,100,130
Net income per weighted-average Limited Partner Unit:
Class A	$0.89	$0.45	$0.49	$0.57	$0.93
Class B	$1.22	$0.00	$0.00	$0.00	$(2.67)
Operating cash distributions per weighted-average Limited Partner Unit:
Class A
Investment income	$0.33	$0.45	$0.48	$0.72	$0.91
Return of capital	$0.08	$0.41	$0.41	$0.22	$0.00
Operating cash distributions per weighted-average Limited Partner Unit:
Class B
Investment income	$0.00	$0.00	$0.00	$0.00	$0.00
Return of capital	$0.00	$0.00	$0.00	$0.00	$0.00

(1)	The comparability of the periods presented above is affected by the sale of 15253 Bake Parkway in 2004 (See Item 2).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto.

(a)	Overview

Portfolio Overview

The Partnership is predominantly operating in the holding phase of its life cycle. The Partnership now owns interests in eight assets, having sold 15253 Bake Parkway in the fourth quarter 2004. Our focus at this time involves maintaining the current high occupancy level within the portfolio and concentrating on re-leasing and marketing efforts that we believe will deliver the best operating performance for our investors. While ongoing operations are the primary focus during this phase, we could complete strategic asset sales if the sales capitalize on short-term market or property characteristics and meet the overall objectives of the Partnership.

During 2004, we accomplished a number of goals. First, we executed three significant leasing transactions; (i) the Alstom Power renewal, (ii) the GAIAM renewal at the 360 Interlocken Building, and (iii) the Gambro lease at 15253 Bake Parkway. With the 10-year lease with Gambro completed, we successfully marketed the asset for sale, which was completed on December 2, 2004, capitalizing on the currently strong investor demand for well-leased office properties. We also signed two new leases at the 360 Interlocken Building that will raise the occupancy to 93% in the first quarter 2005. We negotiated a lease termination with Cirrus Logic, Inc. at 305 Interlocken Parkway that included a $4.2 million termination payment. Lastly, we announced the first distribution of net sale proceeds to the limited partners, which is currently scheduled for the second quarter 2005, totaling approximately $2,850,000 from the sale of 15253 Bake Parkway, as well as a portion of the Cirrus Logic, Inc. termination payment.

While the portfolio currently enjoys a relatively high occupancy level, we do face some near-term leasing issues that may negatively affect our operating performance. 305 Interlocken Parkway is currently vacant, and the Ohmeda lease, the sole tenant of the Ohmeda Building, expires in April 2005. While these leasing challenges may impact performance, we are aggressively working with existing and potential tenants in these markets to minimize the negative effects as much as possible, as evidenced by our recent leasing successes.

The General Partners are currently reserving operating cash and the remaining net sale proceeds from the sale of 15253 Bake Parkway, largely due to the level of re-leasing costs associated with the Gambro lease at 15253 Bake Parkway and the Alstom Power lease. The General Partners anticipate that future operating distributions may be reserved or remain low as the Partnership absorbs its pro-rata share of several additional capital needs, including leasing the remaining vacant space at the 360 Interlocken Building and the re-leasing of the Ohmeda Building in 2005.

Property Summary

Information related to the properties owned by the Joint Ventures follows:

•	The U.S. Cellular building, located in Madison, Wisconsin, is 100% leased through May 2007.

•	The AT&T – Texas Building is currently 100% leased through July 2011.

•	305 Interlocken Parkway is located in the Broomfield submarket of Denver, Colorado. Based in part on concerns over the tenant’s potential long-term viability, the General Partners negotiated a lease termination with the tenant in August 2004. The tenant paid $800,000 as a reimbursement for leasing costs, $1,300,000 for future leasing costs, $500,000 for operating expenses while the property is vacant, and $1,673,000 as an additional termination fee. Currently, this building remains vacant, however, we are aggressively working on re-leasing this building.

•	The 15253 Bake Parkway building, located in Orange County in southern California, was sold on December 2, 2004, following the signing of a new 10-year lease with Gambro. The Partnership received approximately $4,526,000 in net sale proceeds, of which approximately $238,000 was used to help fund the Partnership’s pro-rata share of the Gambro re-leasing costs. We are currently scheduled to distribute approximately $2,488,000 of these proceeds to the limited partners in the second quarter 2005. As set forth above, the remaining proceeds have been reserved as the General Partners review the potential capital needs at the remaining properties in the Partnership.

•	As mentioned previously, we have signed an extension of the lease with Alstom Power, with a new lease expiration date of October 31, 2014. While this lease extension includes some upfront costs and reduces the contract rent to current market levels, we avoided a significant vacancy in the Knoxville market, which is experiencing a 14% vacancy level. Now that the lease extension has been finalized, we are marketing this asset for sale.

•	360 Interlocken Building is also located in Broomfield, outside Denver. The majority of this building is leased to GAIAM through May 2008, now that we have successfully extended its lease for three years. We recently signed two new leases that will increase the building occupancy to 93% in the first quarter 2005. We also continue to pursue tenants for the remaining vacancy at this property.

•	The Avaya Building in Oklahoma City, Oklahoma, is 100% leased through January 2008.

•	The Iomega Building, located in Ogden, Utah, outside Salt Lake City, is 100% leased through April 2009.

•	The Ohmeda Building is located in Louisville, Colorado, adjacent to the Broomfield submarket. The lease for this property expires in April 2005, and we are focused on lease negotiations for this asset.

As we continue to operate in the holding phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As we move into the positioning-for-sale and disposition-and-liquidation phases, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyer.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic and Real Estate Market Commentary

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and formulate a view of the current environment’s effect on the real estate markets in which we operate.

Management believes that the U.S. economy is continuing on the path of slow, but steady recovery. Job growth is improving, with 2.2 million jobs created in 2004, and with another 2.4 to 2.8 million projected to be added in 2005. Gross Domestic Product growth and renewed business confidence are fueling the job growth. However, uncertainty still exists in the economy, primarily due to high oil prices, the war in Iraq, the trade deficit, and other global issues.

The U.S. office real estate market has begun to show modest improvement. The strength of the overall economy is having a positive impact on office real estate fundamentals. Positive absorption of office space combined with a decline in new construction has contributed to the increase in office occupancy rates for three consecutive quarters. Although occupancy rates have increased, management does not expect that they will rise by more than 200 basis points annually. As a result, management anticipates that it could be a minimum of two to three years before vacancy rates reach the equilibrium level of ten to twelve percent. Average asking rates stabilized in the second half of 2004. Management believes that renewed employment growth should benefit the office market; however, the uncertainty that still exists in the economy is causing many firms to continue to be more cautious with their investment and hiring decisions. Importantly, management believes the pace and strength of the recovery for office real estate will vary by market. Market conditions vary widely by geographical region, metropolitan area, submarket, and property.

The real estate capital transaction market continues to be very active. Capitalization rates (“cap rates”) have continued to decline in spite of the fact that the Federal Reserve (the “Fed”) increased the Federal Funds Rate five times in 2004. Management believes that the decline in cap rates is predominately driven by increased capital flows into real estate. The spread between average cap rates and 10-year U.S. Treasuries narrowed in 2004; however, this was primarily due to a drop in cap rates rather than a rise in 10-year U.S. Treasuries. In management’s opinion, absent a significant move in interest rates or a significant decrease in the number of parties interested in acquiring real estate, cap rates are not expected to significantly increase from their current levels in 2005.

Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that contain properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. The properties within these funds will generally face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering prices to compensate for existing or pending vacancies.

(b)	Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $3,422,295, $1,571,765, and $1,645,992 for the years ended December 31, 2004, 2003, and 2002, respectively. The 2004 increase is primarily attributable to (i) the gain recognized on the sale of 15253 Bake Parkway in the fourth quarter of 2004; (ii) recognition of an early lease termination fee received from Cirrus Logic, Inc., the sole tenant of 305 Interlocken Parkway, in August 2004; (iii) a significant decrease in depreciation expense on tenant improvements and amortization expense on leasing commissions related to the sole tenant of 15253 Bake Parkway, Quest, as such assets were fully depreciated as of April 30, 2004 (the original lease expiration date); (iv) decrease in depreciation expense for all buildings owned through the Joint Ventures due to changing the estimated weighted-average composite useful life from 25 years to 40 years effective July 1, 2004; and (v) additional operating expense reimbursement revenue generated by the US Cellular Building and the Alstom Power – Knoxville Building following the 2003 reconciliations for those tenants in the first quarter of 2004, partially offset by (vi) a decrease in operating income generated by Fund VIII-IX Associates as a result of the aforementioned lease termination, and (vii) a decrease in operating income generated by Fund IX-X-XI-REIT Associates as a result of entering into lease amendments with the sole tenant of the Alstom Power – Knoxville Building and the majority tenant of 360 Interlocken Building to extend their lease terms at the respective current prevailing market rates, which are less than the rates previously charged.

Equity in income of Joint Ventures decreased slightly in 2003, as compared to 2002, primarily due to the gradual 30% decline in occupancy of the 360 Interlocken Building owned by Fund IX-X-XI-REIT Associates over fifteen months beginning April 1, 2002 and write-off of unrealizable receivables due from the sole tenant of the Iomega Building in 2003, which is also owned by Fund IX-X-XI-REIT Associates, partially offset by additional 2002 operating expense reimbursements, which were billed to tenants of the US Cellular Building in the first quarter of 2003.

We expect future equity in income of Joint Ventures to decrease as a result of (i) the sale of 15253 Bake Parkway; (ii) the vacancies at 305 Interlocken Parkway and 360 Interlocken Building; (iii) entering into leases with the sole tenant of the Alstom Power-Knoxville Building and 47320 Kato Road, and majority tenant at the 360 Interlocken Building at the current prevailing market rate, which was less than the rate previously charged for this space; and (iv) the upcoming April lease expiration with the sole tenant of the Ohmeda Building.

Expenses of the Partnership

Our total expenses were $211,908, $147,294, and $117,675 for the years ended December 31, 2004, 2003, and 2002, respectively. The increases are primarily a result of higher administrative salaries, accounting fees, legal fees, and printing costs associated with increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements on a going-forward basis.

(c)	Liquidity and Capital Resources

Our operating strategy entails funding expenses related to the recurring operations of the properties owned by the Joint Ventures with operating cash flows, and assessing the amount of remaining cash flows that will be required to fund portfolio expenses, known re-leasing costs and other capital improvements. Any residual operating cash flows are distributed from the Joint Ventures to the Partnership, and are considered available for distribution to the limited partners. Distributions are generally paid to the limited partners quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of the Joint Ventures’ tenants to honor lease payments and our ability to assist the Joint Ventures in re-leasing space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the year ended December 31 2004, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $2,808,000, as compared to approximately $2,642,000 for the year ended December 31, 2003 and $2,925,000 for the year ended December 31, 2002. Net operating cash flows, including distributions received from the Joint Ventures have remained relatively stable over the past three years. Distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. The majority of such operating cash flows were used to pay operating distributions to limited partners.

Future operating distributions are expected to be reserved in order to fund our pro-rata share of anticipated leasing costs for 360 Interlocken Building, the Ohmeda Building, and 305 Interlocken Parkway. At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $40,000 as of December 31, 2004.

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

The Joint Ventures fund capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying its properties for re-leasing. As leases expire, we will work with the Joint Ventures to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of the Joint Ventures will be funded by the partnership and respective Joint Ventures partners on a pro-rata basis.

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership following each calendar quarter-end. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves, if available, would then be utilized.

As of December 31, 2004, we have received, used, and held net proceeds from the sale of properties as presented below:

Property	Net Proceeds		Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of December 31, 2004
					Amount	Purpose
305 Interlocken Parkway	$800,000	(1)	45.2%	$361,627	$0		$0	$361,627

15253 Bake Parkway	11,892,035		38.1%	4,526,770	237,910	Releasing 15253 Bake Parkway (2004)	0	4,288,860

				$4,888,397	$237,910		$0	$4,650,487

(1)	Represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.

(d)	Contractual Obligations and Commitments

Distribution of Net Sale Proceeds

In December 2004, the General Partners announced their intention to distribute net sale proceeds of approximately $2,850,000 in the second quarter of 2005 to the limited partners of record as of March 31, 2005, which, under the terms of the Partnership agreement, does not include limited partners acquiring units after December 31, 2004. From total net sale proceeds of approximately $4,888,397, the General Partners intend to distribute approximately $2,850,000 to the limited partners in connection with the aforementioned distribution and retain the residual balance of approximately $1,800,487 in reserve in order to fund future operating costs of the Partnership.

This distribution has not been formally declared by the General Partners. In accordance with the terms of the partnership agreement, the General Partners may elect to retain reserves deemed reasonably necessary for the Partnership at the sole discretion of the General Partners. Thus, should a change in circumstances prior to the intended distribution date require the General Partners to reevaluate the Partnership’s reserve requirements, it is possible that this distribution may not occur, or distributions may be made at a lower amount.

(e)	Contingencies

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo F. Wells, III, our General Partner, Wells Capital, the corporate general partner of our other General Partner, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. The details of both complaints are outlined below.

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against Wells Real Estate Fund I, and Wells Capital, and Leo F. Wells, III (collectively, “the General Partners of Wells Real Estate Fund I”), as well as Wells Management and Wells Investment Securities, Inc. (“WIS”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). Wells Real Estate Fund I is a public limited partnership. The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 15, 2003. The Original Complaint alleged, among other things, that (a) the General Partners of Wells Real Estate Fund I, WIS, and Wells Real Estate Fund I negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984 - September 5, 1986) of the B units to investors of Wells Real Estate Fund I by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable, or other action to protect their investments in Wells Real Estate Fund I, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (the “Complaint”) against Mr. Wells, Wells Capital, Wells Management, and Wells Real Estate Fund I (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051 6) (the “Hendry Action”). The plaintiffs filed the Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 9, 2002. The Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I breached their fiduciary duties to the limited partners by, among other things, (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of A units and a holder of A and B units in other litigation naming Wells Real Estate Fund I as a defendant, in which other litigation the court subsequently granted summary judgment in favor of Wells Real Estate Fund I. The Complaint also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees.

The plaintiffs seek, among other remedies, the following: judgment against the General Partners of Wells Real Estate Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs and expenses. The Complaint states that Wells Real Estate Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Real Estate Fund I. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of Wells Capital, Wells Management, and Mr. Wells to fulfill their respective duties under the agreements and relationships they have with us.

The Hendry Action states that Wells Real Estate Fund I is named only as a necessary defendant and that the plaintiffs are seeking no money from or relief at the expense of Wells Real Estate Fund I. Since the partnership agreement of Wells Real Estate Fund I contains no provision for advancing defense costs to the General Partners of Wells Real Estate Fund I in connection with litigation involving the partnership in instances where the plaintiffs are seeking no monetary relief from the partnership, the General Partners of Wells Real Estate Fund I, currently Wells Capital, are funding the legal fees, costs, and expenses relating to this litigation. As of December 31, 2004, Wells Capital had incurred approximately $32,000 in legal fees, costs, and expenses related to defending the Hendry Action. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote.

(f)	Related-Party Transactions

Management and Leasing Fees and Administration Reimbursements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management, the management and leasing of the Partnership’s properties; administrative services for the Partnership, relating to accounting, property management, and other partnership administration; and incur the related expenses. See Item 13, “Certain Relationships and Related Transactions” for a description of these fees and expense reimbursements incurred by the Partnership during the year ended December 31, 2004.

Conflicts of Interest

Our General Partners are also general partners of other affiliated public limited partnerships (the “Wells Real Estate Funds”). In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains residual interests. As such, there may exist conflicts of interest whereby the General Partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Partnership with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

(g)	Inflation

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

(h)	Application of Critical Accounting Policies

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

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of its depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. We expect that the estimated useful lives of the Joint Venture’s assets by class will be as follows:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant improvements	Lease term

In the third quarter of 2004, the Joint Ventures completed a review of their real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of their real estate assets. As a result of this review, the Joint Ventures changed their estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, the Joint Ventures extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $180,000 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice. This change has no impact on the amount of depreciation allocated to the limited partners for federal income tax purposes.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets we held as of December 31, 2004.

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

(i)	Economic Dependency

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

Wells Management, Wells Capital, and WIS are owned and controlled by and comprise substantially all of the operations of Wells Real Estate Funds, Inc. (“WREF”). Due to their common ownership and importance to WREF, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital, Wells Management, and WIS. In the event that WREF is to become unable to meet its obligations as they become due, it may become necessary for the Partnership and/or the Joint Venture to find alternative service providers.

For the six months ended December 31, 2004, operating revenues for WREF on a consolidated basis exceeded operating expenses by approximately $5.8 million, and WREF is also expecting revenues to exceed expenses during

2005. For the year ended December 31, 2004, operating expenses for WREF exceeded operating revenues by $11.6 million. During 2004, WREF incurred net losses primarily due to the fact that revenues from acquisition, advisory, asset management services, and property management services were less than the costs to provide such services. In planning for 2004, WREF anticipated incurring short-term losses and, accordingly, reserved funds adequate to cover such a shortfall. WREF anticipated generating lower revenues in 2004, as compared to 2003, primarily due to the fact that the majority of its revenues are earned as a percentage of gross investment proceeds raised by the sale of securities issued by affiliated investment products. Gross Offering proceeds from the sale of shares of Wells Real Estate Investment Trust II, Inc. (“REIT II”), an investment product sponsored by WREF whose offering commenced in December 2003, were anticipated to be significantly less in 2004 than offering proceeds from the sale of shares of Wells Real Estate Investment Trust, Inc. (“REIT I”), another investment product sponsored by WREF whose offering closed in December 2003. Consistent with sale of shares of REIT I during the beginning of its offering period, the sale of shares of REIT II was anticipated to remain relatively low during the beginning of its offering period.

Additionally, we are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations.

(j)	Subsequent Events

On March 15, 2005, Fund IX-X-XI-REIT Associates sold the Alstom Power-Knoxville Building to an unrelated third party for a gross sale price of $12,000,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4.6 million and recognized a gain of approximately $2.0 million. The gain recognized from the sale of the Alstom Power-Knoxville Building may be adjusted as additional information becomes available in subsequent periods.

ITEM  7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data are detailed under Item 15 (a) and filed as part of the report on the pages indicated.

ITEM  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Partnership’s independent registered public accountants during the years ended December 31, 2004 or 2003.

ITEM  9A.    CONTROLS AND PROCEDURES.

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM  9B.    OTHER INFORMATION.

For the quarter ended December 31, 2004, all item required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM  10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Partners

The sole general partner of Wells Partners, one of our General Partners, is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”) and as the advisor to the Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. (“Wells REITs”), each a Maryland corporation which qualifies as a real estate investment trust. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities, entering into leases and service contracts on acquired properties, arranging for and completing the disposition of properties, and providing other services such as accounting and administrative functions. Wells Capital is a wholly-owned subsidiary of Wells Real Estate Funds, Inc., of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 61, who serves as one of our General Partners, is the President, Treasurer, and sole director of Wells Capital, which is the corporate general partner of our other General Partner. He is also the sole stockholder, President, and sole director of Wells Real Estate Funds, Inc., the parent corporation of Wells Capital, Wells Management, WIS, and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the President, Treasurer, and sole director of:

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

On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent (AWC) with the NASD relating to alleged rule violations. The AWC set forth the NASD’s findings that WIS and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD which are summarized in the following paragraph:

In 2001 and 2002, WIS sponsored conferences attended by registered representatives who sold its real estate investment products. WIS also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, WIS paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. WIS later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, WIS paid for meals for the guests. WIS also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for WIS products. This conduct violated the prohibitions against payment and receipt of noncash compensation in connection with the sales of these products contained in NASD’s Conduct Rules 2710, 2810, and 3060. In addition, WIS and Mr. Wells failed to adhere to all of the terms of their written undertaking made in March 2001 not to engage in the conduct described above, and thereby engaged in conduct that was inconsistent with high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.

WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells’ one-year suspension from acting in a principal capacity ended on October 6, 2004. Mr. Wells continues to engage in selling efforts and other nonprincipal activities on behalf of WIS.

On or about November 24, 2004, a putative class action complaint, the Hendry Action, was filed by four individuals against Wells Capital and Mr. Wells, the general partners of Wells Real Estate Fund I, Wells Real Estate Fund I, Wells Management, and WIS, an affiliate of the General Partners. See Part I, Item 7 for additional information regarding the Hendry Action.

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as the corporate general partner of one of the General Partners of the Partnership, Wells Capital has established a Financial Oversight Committee consisting of Leo F. Wells, III, as the Principal Executive Officer; Douglas P. Williams, as the Principal Financial Officer; and Randall D. Fretz, as the Chief of Staff, of Wells Capital. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of our independent registered public accountant, and establishing and enforcing the code of ethics. However, since the Partnership and General Partners do not have an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, the Partnership does not have an “audit committee financial expert.”

Code of Ethics

The Financial Oversight Committee has adopted a code of ethics applicable to Wells Capital’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller or other employees of Wells Capital performing similar functions on behalf of the Partnership, if any. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830 or 770-243-8282.

ITEM  11.    COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

As of December 31, 2004, the Partnership has not made payments directly to the General Partners. See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2004.

ITEM  12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

One limited partner owns beneficially more than 5% of the outstanding units of the Partnership.

Title of Class	Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	1111 Polaris Parkway, Suite 2N, Columbus, OH, 43240	520,833.333 Units (a)	14.88%

(a)	Multiple beneficiaries in the Macomb County Employee Retirement System own Class A Units through a Pension Plan.

Set forth below is the security ownership of management as of February 28, 2005.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	2,155.502 Units (a)	Less than 1%

(a)	Leo F. Wells, III owns 2,155.502 Class A Units through an Individual Retirement Account.

No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM  13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to the General Partners and their affiliates in connection with our operations are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and limited partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash flow from operations or net sales proceeds for the year ended December 31, 2004.

Property Management and Leasing Fees

Wells Management, an affiliate of the General Partners, receives compensation for asset management and the management and leasing of our properties owned through Joint Ventures equal to (a) of the gross revenues collected monthly, 3% for management services and 3% of for leasing services, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statement of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures was $174,144, $185,269, and $205,577 for the years ended December 31, 2004, 2003, and 2002, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 2004.

Administration Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. During 2004, 2003, and 2002, the Partnership reimbursed $97,921, $48,116, and $41,931, respectively, to Wells Capital and Wells Management for these services. As of December 31, 2004 and 2003, administrative reimbursements of $5,957 and $0 are included in due to affiliates in the accompanying balance sheets, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof on a monthly basis. As of December 31, 2004 and 2003, bill-backs of $1,494 and $0 are included in due to affiliates in the accompanying balance sheets, respectively.

ITEM  14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Preapproval Policies and Procedures

The Financial Oversight Committee preapproves all auditing and permissible nonauditing services provided by our independent registered public accountants. The approval may be given as part of the Financial Oversight Committee’s approval of the scope of the engagement of our independent registered public accountants or on an individual basis. The preapproval of certain audit-related services and certain non-auditing services not exceeding enumerated dollar limits may be delegated to one or more of the Financial Oversight Committee’s members, but the member to whom such authority is delegated shall report any preapproval decisions to the full Financial Oversight Committee. Our independent registered public accountants may not be retained to perform the nonauditing services specified in Section 10A(g) of the Securities Exchange Act of 1934.

Fees Paid to the Independent Registered Public Accountants

During the year ended December 31, 2004, Ernst & Young LLP (“Ernst & Young”) served as our independent registered public accountants and provided certain tax and other services. Ernst & Young has served as our independent registered public accountants since July 3, 2002. The aggregate fees billed to the Partnership for professional accounting services, including the audit of the Partnership’s annual financial statements by Ernst & Young for the fiscal years ended December 31, 2004 and 2003, are set forth in the table below.

	2004	2003
Audit Fees(1)	$23,229	$19,623
Audit-Related Fees	0	0
Tax Fees	7,147	1,350
All Other Fees	0	0

Total	$30,376	$20,973

(1)	A portion of the Audit Fees is allocated to the Joint Ventures in which the Partnership invests.

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees – These are fees for professional services performed for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, services that are normally provided by independent registered public accountants in connection with statutory and regulatory filings or engagements, and services that generally independent registered public accountants reasonably can provide, such as statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC.

•	Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by independent registered public accountants, such as due diligence related to acquisitions and dispositions, internal control reviews, attestation services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

•	Tax Fees – These are fees for all professional services performed by professional staff in our independent registered public accountants’ tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	All Other Fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

Since May 6, 2003, the effective date of the SEC Rules requiring audit committees to approve all services provided by independent registered public accountants, 100% of the services performed by Ernst & Young described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” were approved in advance by a member of the Financial Oversight Committee.

PART IV

ITEM  15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. The financial statements are contained on pages F-2 through F-52 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(b) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c) See (a) 1 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IX, L.P.
(Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

March 30, 2005	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer,
and Sole Director of Wells Capital, Inc.

March 30, 2005	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer

of Wells Capital, Inc.

EXHIBIT INDEX

TO

2004 FORM 10-K

OF

WELLS REAL ESTATE FUND IX, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number		Description of Document

*3	(a)	Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund IX, L.P. (Exhibit 3(a) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*3	(b)	Certificate of Limited Partnership of Wells Real Estate Fund IX, L.P. (Exhibit 3(c) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(a)	Leasing and Tenant Coordinating Agreement between Wells Real Estate Fund IX, L.P. and Wells Management Company, Inc. (Exhibit 10(d) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(b)	Management Agreement between Wells Real Estate Fund IX, L.P. and Wells Management Company, Inc. (Exhibit 10(e) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(c)	Amended and Restated Custodial Agency Agreement between Wells Real Estate Fund IX, L.P. and NationsBank of Georgia, N.A. (Exhibit 10(f) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(d)	Joint Venture Agreement of Fund VIII and Fund IX Associates dated June 10, 1996 (Exhibit 10(aa) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(e)	Agreement for the Purchase and Sale of Real Property dated April 23, 1996, between American Family Mutual Insurance Company and Wells Capital, Inc. (Exhibit 10(bb) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(f)	Agreement to Lease dated June 18, 1996, between Fund VIII and IX Associates and Westel-Milwaukee, Inc., d/b/a Cellular One (Exhibit 10(cc) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

Exhibit Number		Description of Document

*10	(g)	Development Agreement dated June 18, 1996, between Fund VIII and Fund IX Associates and ADEVCO Corporation (Exhibit 10(dd) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(h)	Owner-Contractor Agreement dated June 18, 1996, with Kraemer Brothers, Inc. (Exhibit 10(ee) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(i)	First Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated October 10, 1996 (Exhibit 10(ii) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(j)	Agreement for the Purchase and Sale of Property dated October 10, 1996, between TCI Valwood Limited Partnership I and Fund VIII and Fund IX Associates (Exhibit 10(ff) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(k)	Build to Suite Industrial Lease Agreement dated November 1, 1995, between Industrial Developments International, Inc. and TCI Central, Inc., as amended July 16, 1996 and August 29, 1996 (Exhibit 10(gg) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(l)	Assignment and Assumption of Lease dated October 10, 1996, between TCI Valwood Limited Partnership I and The Bank of New York, as Agent for Fund VIII and Fund IX Associates (Exhibit 10(hh) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(m)	Real Estate Option Agreement dated December 9, 1996, between The Development Corporation of Knox County and Wells Real Estate Fund IX, L.P. (Exhibit 10(jj) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(n)	Lease Agreement for the ABB Building dated December 10, 1996, between Wells Real Estate Fund IX, L.P. and ABB Flakt, Inc. (Exhibit 10(kk) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(o)	Development Agreement relating to the ABB Building dated December 10, 1996, between Wells Real Estate Fund IX, L.P. and ADEVCO Corporation (Exhibit 10(ll) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

Exhibit Number		Description of Document

*10	(p)	Owner-Contractor Agreement relating to the ABB Building dated November 1, 1996, between Wells Real Estate Fund IX, L.P. and Integra Construction, Inc. (Exhibit 10(mm) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., as amended to date, Commission File No. 33-83852)

*10	(q)	Second Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated January 7, 1997 (Exhibit 10(ii) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(r)	Agreement for the Purchase and Sale of Property with Magellan Bake Parkway Limited Partnership dated December, 1996 (Exhibit 10(jj) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(s)	Office Lease with Matsushita Avionics Systems Corporation dated April 29, 1996 (Exhibit 10(kk) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(t)	Third Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated February 18, 1997 (Exhibit 10(ll) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(u)	Agreement for the Purchase and Sale of Property with Orix Prime West Broomfield II Venture dated February 5, 1997 (Exhibit 10(mm) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(v)	Lease with Cirrus Logic, Inc. dated July 5, 1995 (Exhibit 10(nn) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(w)	Joint Venture Agreement of Fund IX and Fund X Associates dated March 20, 1997 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10	(x)	Agreement for the Purchase and Sale of Real Property relating to the Lucent Technologies Building dated May 30, 1997, between Fund IX and Fund X Associates and Wells Development Corporation (Exhibit 10(k) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10	(y)	Net Lease Agreement for the Lucent Technologies Building dated May 30, 1997, between Wells Development Corporation and Lucent Technologies, Inc. (Exhibit 10(l) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

*10	(z)	Development Agreement relating to the Lucent Technologies Building dated May 30, 1997, between Wells Development Corporation and ADEVCO Corporation (Exhibit 10(m) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., as amended to date, Commission File No. 333-7979)

Exhibit Number		Description of Document

*10	(aa)	First Amendment to Net Lease Agreement for the Lucent Technologies Building dated March 30, 1998 (Exhibit 10.10(a) to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(bb)	Amended and Restated Joint Venture Agreement of The Fund IX, Fund X, Fund XI and REIT Joint Venture (the “IX-X-XI-REIT Joint Venture”) dated July 11, 1998 (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(cc)	Agreement for the Purchase and Sale of Real Property relating to the Ohmeda Building dated November 14, 1997 between Lincor Centennial, Ltd. and Wells Real Estate Fund X, L.P. (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(dd)	Agreement for the Purchase and Sale of Property relating to the 360 Interlocken Building dated February 11, 1998 between Orix Prime West Broomfield Venture and Wells Development Corporation (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(ee)	Purchase and Sale Agreement relating to the Iomega Building dated February 4, 1998 with SCI Development Services Incorporated (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(ff)	Lease Agreement for the Iomega Building dated April 9, 1996 (Exhibit 10.12 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(gg)	Temporary Lease Agreement for remainder of the ABB Building dated September 10, 1998 between the IX-X-XI-REIT Joint Venture and Associates Housing Finance, LLC (Exhibit 10.35 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(hh)	Rental Income Guaranty Agreement relating to the Bake Parkway Building dated February 18, 1999, between Wells Operating Partnership, L.P. and Fund VIII and Fund IX Associates (Exhibit 10.53 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-32099)

*10	(ii)	Joint Venture Partnership Agreement of Fund VIII-IX-REIT Joint Venture (Exhibit 10.47 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10	(jj)	Lease Agreement for the Quest Building (formerly the Bake Parkway Building) (Exhibit 10.51 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10	(kk)	First Amendment to Lease Agreement with United States Cellular Operating Company, d/b/a Cellular One, dated October 31, 2001 (Exhibit 10(rr) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2001, Commission File No. 0-27888)

Exhibit Number		Description of Document

*10	(ll)	Amendment to and Clarification of Joint Venture Partnership Agreement of Fund VIII-IX-REIT Joint Venture and Agency Agreement (Exhibit 10.124 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-85848)

*10	(mm)	Lease Agreement with Gambro Healthcare, Inc. for the 15253 Bake Parkway Building (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund VIII, L.P. for the quarter ended September 30, 2004, Commission File No. 0-27888)

*10	(nn)	Fourth Amendment to Lease Agreement with Alstom Power, Inc. for the Alstom Power – Knoxville Building (Exhibit 10.2 to the Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2004, Commission File No. 0-22039)

*10	(oo)	Lease Termination Agreement with Cirrus Logic, Inc. for the 305 Interlocken Parkway Building (Exhibit 10.2 to the Form 10-Q of Wells Real Estate Fund VIII, L.P. for the quarter ended September 30, 2004, Commission File No. 0-27888)

*10	(pp)	Purchase and Sale Agreement for the sale of the 15253 Bake Parkway Building (Exhibit 10(xx) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2004, Commission File No. 0-27888)

10	(qq)	Lease Agreement for the 360 Interlocken Building with GAIAM, Inc.

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

WELLS REAL ESTATE FUND IX, L.P.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund IX, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund IX, L.P. as of December 31, 2004 and 2003, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund IX, L.P. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 10, 2005

WELLS REAL ESTATE FUND IX, L.P.

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
Investment in joint ventures (Note 4)	$19,459,785	$22,530,501
Cash and cash equivalents	4,714,150	14,175
Due from joint ventures	289,809	737,493

Total assets	$24,463,744	$23,282,169

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$32,211	$23,770
Partnership distributions payable	0	720,432
Due to affiliates	7,451	0

Total liabilities	39,662	744,202

Commitments and contingencies (Note 10)

Partners’ Capital:
Limited partners:
Class A – 3,241,093 units and 3,201,919 units issued and outstanding as of December 31, 2004 and 2003, respectively	24,078,635	22,537,967
Class B – 258,907 units and 298,081 units issued and outstanding as of December 31, 2004 and 2003, respectively	345,447	0
General partners	0	0

Total partners’ capital	24,424,082	22,537,967

Total liabilities and partners’ capital	$24,463,744	$23,282,169

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
EQUITY IN INCOME OF JOINT VENTURES (Note 4)	$3,422,295	$1,571,765	$1,645,992

EXPENSES:
Partnership administration	163,136	122,389	95,141
Legal and accounting	46,266	16,082	14,839
Other general and administrative	2,506	8,823	7,695

Total expenses	211,908	147,294	117,675

INTEREST AND OTHER INCOME	368	1,061	6,815

NET INCOME	$3,210,755	$1,425,532	$1,535,132

NET INCOME ALLOCATED TO LIMITED PARTNERS:
CLASS A	$2,867,438	$1,425,532	$1,535,132

CLASS B	$343,317	$0	$0

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.89	$0.45	$0.49

CLASS B	$1.22	$0.00	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	3,218,207	3,183,927	3,149,641

CLASS B	281,793	316,073	350,359

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2001	3,136,429	$25,121,831	363,571	$0	$0	$25,121,831

Class B conversion elections	29,154	0	(29,154)	0	0	0
Net income	0	1,535,132	0	0	0	1,535,132
Distributions of operating cash flow ($0.89 per Class A Unit)	0	(2,817,975)	0	0	0	(2,817,975)

BALANCE, December 31, 2002	3,165,583	23,838,988	334,417	0	0	23,838,988

Class B conversion elections	36,336	0	(36,336)	0	0	0
Net income	0	1,425,532	0	0	0	1,425,532
Distributions of operating cash flow ($0.86 per Class A Unit)	0	(2,726,553)	0	0	0	(2,726,553)

BALANCE, December 31, 2003	3,201,919	22,537,967	298,081	0	0	22,537,967

Class A conversion elections	(1,000)	(7,060)	1,000	7,060	0	0
Class B conversion elections	40,174	4,930	(40,174)	(4,930)	0	0
Net income	0	2,867,438	0	343,317	0	3,210,755
Distributions of operating cash flow ($0.41 per Class A Unit)	0	(1,324,640)	0	0	0	(1,324,640)

BALANCE, December 31, 2004	3,241,093	$24,078,635	258,907	$345,447	$0	$24,424,082

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,210,755	$1,425,532	$1,535,132
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Joint Ventures	(3,422,295)	(1,571,765)	(1,645,992)
Operating distributions received from Joint Ventures	3,003,937	2,779,611	3,025,377
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	8,441	8,939	10,105
Due to affiliates	7,451	0	0

Total adjustments	(402,466)	1,216,785	1,389,490

Net cash provided by operating activities	2,808,289	2,642,317	2,924,622

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	4,888,397	0	0
Investment in joint ventures	(951,639)	(31,029)	(48,000)

Net cash provided by (used in) investing activities	3,936,758	(31,029)	(48,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners from accumulated earnings	(753,899)	(1,464,417)	(1,609,524)
Operating distributions paid to limited partners in excess of accumulated earnings	(1,291,173)	(1,253,961)	(1,241,096)

Net cash used in financing activities	(2,045,072)	(2,718,378)	(2,850,620)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,699,975	(107,090)	26,002

CASH AND CASH EQUIVALENTS, beginning of year	14,175	121,265	95,263

CASH AND CASH EQUIVALENTS, end of year	$4,714,150	$14,175	$121,265

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Due from joint ventures	$289,809	$737,493	$612,483

Deferred project costs contributed to joint ventures	$0	$0	$1,291

Partnership distributions payable	$0	$720,432	$712,257

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund IX, L.P. (or, the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as its general partners (the “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly-owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on August 15, 1994 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elect to have their units treated as Class A Units or Class B Units. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

On January 5, 1996, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 125,000 units on February 12, 1996. The offering was terminated on December 30, 1996, at which time the Partnership had sold approximately 2,935,931 Class A Units and 564,069 Class B Units representing capital contributions of $35,000,000.

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund VIII and Fund IX Associates (“Fund VIII- IX Associates”)	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.

1.      US Cellular Building

A four-story office building located in Madison, Wisconsin

2.      AT&T-Texas Building

A one-story office building located in Farmer’s Branch, Texas

3.      305 Interlocken Parkway (formerly known as the “Cirrus Logic Building”)

A two-story office building located in Broomfield, Colorado

Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)	• Fund VIII – Fund IX Associates • Wells Operating Partnership, L.P.(1)	4. 15253 Bake Parkway (formerly known as the “Quest Building”)(2) A two-story office building located in Irvine, California

Joint Venture	Joint Venture Partners	Properties
The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Wells Operating Partnership, L.P.(1)

5.      Alstom Power – Knoxville Building

A three-story office building located in Knoxville, Tennessee

6.      360 Interlocken Building

A three-story office building located in Broomfield, Colorado

7.      Avaya Building

A one-story office building located in Oklahoma City, Oklahoma

8.      Iomega Building

A single-story warehouse and office building located in Ogden, Utah

9.      Ohmeda Building

A two-story office building located in Louisville, Colorado

(1)	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

(2)	This property was sold in December 2004.

Wells Real Estate Fund VIII, L.P., Wells Real Estate Fund X, L.P, and Wells Real Estate Fund XI, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

In the third quarter of 2004, the Joint Ventures completed a review of their real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of their real estate assets. As a result of this review, the Joint Ventures changed their estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, the Joint Ventures extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $180,000 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice.

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

Distribution of Sales Proceeds

Upon sales of properties, the net sale proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price that is less than its original property purchase price, to the limited partners holding Class A Units until such limited partners have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Class B Units with respect to such property;

•	To limited partners holding units, which at any time have been treated as Class B Units, until such limited partners have received an amount necessary to equal the net cash available for distribution received by the limited partners holding Class A Units;

•	To all limited partners on a per-unit basis until the limited partners have received 100% of their respective net capital contribution, as defined;

•	To all limited partners on a per-unit basis until the limited partners have received a cumulative 10% per annum return on their respective net capital contribution, as defined;

•	To limited partners on a per-unit basis until the limited partners have received an amount equal to their respective preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class A Units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Class B Units);

•	To all General Partners until they have received 100% of their capital contributions; in the event that limited partners have received aggregate cash distributions from the Partnership over the life of their investment in excess of a return of their net capital contributions plus their preferential limited partner return, then the General Partners shall receive an additional sum equal to 25% of such excess;

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners.

Allocation of Net Income, Net Loss, and Gain on Sale

For purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization and cost recovery and the gain on the sale of asset. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners holding Class A Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding Class A Units and 1% to the General Partners.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

3.	RELATED-PARTY TRANSACTIONS

(a)	Due from Joint Ventures

Due from Joint Ventures at December 31, 2004 and 2003 represents the Partnership’s share of the operating cash to be distributed from its joint venture investments for the fourth quarter of 2004 and 2003, respectively, as follows:

	2004	2003
Fund VIII-IX Associates	$133,676	$372,513
Fund IX-X-XI-REIT Associates	156,133	364,980

	$289,809	$737,493

(b)	Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for asset management and the management and leasing of the Partnership’s properties, the Joint Ventures pay Wells Management management and leasing fees equal to: (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statement of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures are $174,144, $185,269, and $205,577 for the years ended December 31, 2004, 2003, and 2002, respectively.

(c)	Administration Reimbursements

Wells Capital, the general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. During 2004, 2003, and 2002 the Partnership reimbursed $97,921, $48,116, and $41,931, respectively, to Wells Capital and Wells Management for these services. As of December 31, 2004 and 2003, administrative reimbursements of $5,957 and $0 are included in due to affiliates in the accompanying balance sheets, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof on a monthly basis. As of December 31, 2004 and 2003, bill-backs of $1,494 and $0 are included in due to affiliates in the accompanying balance sheets, respectively.

(d)	Conflicts of Interest

Our General Partners are also general partners of other affiliated public limited partnerships (the “Wells Real Estate Funds”). In addition, Well Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains residual interests. As such, there may exist conflicts of interest whereby the General Partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Partnership with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

4.	INVESTMENT IN JOINT VENTURES

Fund VIII-IX Associates

In June 1996, Fund VIII-IX Associates was formed for the purposes of acquiring, developing, operating, and selling real properties. On June 17, 1996, Fund VIII-IX Associates purchased a 7.09-acre parcel of land located in Madison, Wisconsin on which a four-story office building, the US Cellular Building, was developed and constructed. On October 10, 1996, Fund VIII-IX Associates purchased a 40,000-square-foot, one-story office building located in Farmers Branch, Texas, the AT&T-TX Building. On January 10, 1997, Fund VIII-IX Associates purchased a 63,417-square-foot, two-story office building located in Irvine, California, 15253 Bake Parkway, which was subsequently contributed to Fund VIII-IX-REIT Associates. On February 20, 1997, Fund VIII-IX Associates purchased a two-story partially completed office building in Broomfield, Colorado, 305 Interlocken Parkway.

Fund VIII-IX-REIT Associates

In June 2000, Fund VIII-IX-REIT Associates was formed for the purpose of acquiring, developing, operating, and selling real properties. On July 1, 2000, Fund VIII-IX Associates contributed, at cost, 15253 Bake Parkway as its initial capital contribution. During 2000, Wells OP contributed approximately $1.3 million to Fund VIII-IX-REIT Associates to fund building improvements. 15253 Bake Parkway was sold on December 2, 2004 for a gross sales price of $12,400,000. As a result of this sale, the Partnership was allocated a gain of approximately $1,128,000 and received net sales proceeds of approximately $4,527,000.

Fund IX-X-XI-REIT Associates

In March 1997, the Partnership entered into a joint venture agreement with Wells Real Estate Fund X, L.P. to form Fund IX and Fund X Associates (“Fund IX-X Associates”) for the purpose of acquiring, developing, operating, and selling real properties and contributed a 5.62-acre tract of real property in Knoxville, Tennessee to Fund IX-X Associates on which an 84,404-square-foot, three-story office building, the Alstom Power – Knoxville Building, was constructed and commenced operations at the end of 1997. On February 13, 1998, Fund IX-X Associates purchased a two-story office building, the Ohmeda Building, in Louisville, Colorado. On March 20, 1998, Fund IX-X Associates purchased a three-story office building, the 360 Interlocken Building, in Broomfield, Colorado. On June 11, 1998, Fund IX-X Associates was amended and restated as Fund IX-X-XI-REIT Associates upon the admission of Wells Real Estate Fund XI, L.P. and Wells OP to the joint venture. On June 24, 1998, Fund IX-X-XI-REIT Associates purchased a one-story office building, the Avaya Building, in Oklahoma City, Oklahoma. On April 1, 1998, Wells Fund Real Estate Fund X, L.P. purchased a one-story office and warehouse building, the Iomega Building, in Ogden, Utah. On July 1, 1998, Wells Fund Real Estate Fund X, L.P. contributed the Iomega Building to Fund IX-X-XI-REIT Associates.

The Partnership’s investment and approximate ownership percentage in the Joint Ventures as of December 31, 2004 and 2003 are presented below:

	2004		2003
	Amount	Approximate Percentage	Amount	Approximate Percentage
Fund VIII-IX Associates	$6,994,274	45%	$9,972,632	45%
Fund IX-X-XI-REIT Associates	12,465,511	39%	12,557,869	39%

	$19,459,785		$22,530,501

Roll-forwards of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2004 and 2003 are presented below:

	2004	2003
Investment in Joint Ventures, beginning of year	$22,530,501	$23,831,037
Equity in income of Joint Ventures	3,422,295	1,571,765
Contributions to Joint Ventures	951,639	32,320
Distributions from Joint Ventures	(7,444,650)	(2,904,621)

Investment in Joint Ventures, end of year	$19,459,785	$22,530,501

Condensed financial information for the Joint Ventures in which the Partnership held an interest as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003, and 2002 is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
Fund VIII-IX Associates	$18,043,799	$23,464,817	$2,570,850	$1,403,063	$15,472,949	$22,061,754
Fund IX-X-XI-REIT Associates	33,591,791	33,880,423	1,653,981	1,705,982	31,937,810	32,174,441

	$51,635,590	$57,345,240	$4,224,831	$3,109,045	$47,410,759	$54,236,195

	Total Revenues For The Years Ended December 31,			Net Income For The Years Ended December 31,
	2004	2003	2002	2004		2003	2002
Fund VIII-IX Associates	$4,459,966	$3,755,665	$3,633,150	$5,772,191	(1)	$1,817,134	$1,650,319
Fund IX-X-XI-REIT Associates	5,084,215	5,212,392	5,485,937	2,083,172	(1)	1,922,495	2,302,966

	$9,544,181	$8,968,057	$9,119,087	$7,855,363		$3,739,629	$3,953,285

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the year ended December 31, 2004 of approximately $142,952 and $263,964, for Fund VIII-IX Associates and Fund IX-X-XI-REIT Associates, respectively. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

Condensed financial information for the joint venture in which Fund VIII-IX Associates holds an equity interest as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003, and 2002 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2004	2003	2004	2003	2004	2003
Fund VIII-IX-REIT Associates	$248,780	$6,557,827	$216,101	$291,720	$32,679	$6,266,107

	Total Revenues			Loss From Continuing Operations			Income From Discontinued Operations				Net Income
	For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,				For The Years Ended December 31,
	2004	2003	2002	2004	2003	2002	2004		2003	2002	2004		2003	2002
Fund VIII-IX-REIT Associates	$0	$0	$0	$(16,958)	$0	$0	$3,585,209	(1)	$537,855	$607,402	$3,568,251	(2)	$537,855	$607,402

(1)	Includes a gain of $2,962,642 recognized on the sale of 15253 Bake Parkway, of which $1,127,746 is attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).
(2)	Effective July 1, 2004, Fund VIII-IX-REIT Associates extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the year ended December 31, 2004 of approximately $32,300. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

5.	PER UNIT AMOUNTS

Income (loss) per limited partnership unit amounts are calculated based upon weighted-average units outstanding during the respective periods. Income (loss) per limited partnership unit, as presented in the accompanying financial statements, will vary from the per unit amounts attributable to the individual investors due to the differences between the GAAP and tax basis treatment of certain items of income and expense and the fact that, within the respective classes of Class A Units and Class B Units, individual units have different characteristics including capital bases, cumulative operating and net property sales proceeds distributions and cumulative earnings allocations as a result of, among other things, the ability of unit holders to elect to be treated as Class A Units or Class B Units, or to change their prior elections, on a quarterly basis.

6.	INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the Years Ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
Financial statement net income	$3,210,755	$1,425,532	$1,535,132
Increase (decrease) in net income resulting from:
Meals & entertainment	0	0	390
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	381	0	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	245,416 (1)	531,460	580,450
Rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(32,298)	288,320	(43,723)
Expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	0	(23,300)	2,003
Gain on sale of property for financial reporting purposes in excess of tax reporting purposes	(529,641)	0	0
Other	(8,025)	0	0

Income tax basis net income	$2,886,588	$2,222,012	$2,074,252

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful lives for all building assets from 25 years to 40 years. This change has no impact on the statutory life used for Federal income tax purposes of 40 years, upon which Tax depreciation is based (see Note 2).

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
Financial statement partners’ capital	$24,424,082	$22,537,967	$23,838,988
Increase (decrease) in partners’ capital resulting from:
Meals & entertainment	390	390	390
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	381	0	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	3,701,762	3,456,346	2,924,886
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	5,223,360	5,223,360	5,223,360
Accumulated rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(404,504)	(372,206)	(660,526)
Accumulated expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	464	464	23,764
Accumulated expenses capitalized for income tax purposes, deducted for financial reporting purposes	10,145	10,145	10,145
Partnership’s distributions payable	0	720,432	712,257
Gain on sale of property for financial reporting purposes in excess of tax reporting purposes	(529,641)	0	0
Other	(8,025)	0	0

Income tax basis partners’ capital	$32,418,414	$31,576,898	$32,073,264

7.	QUARTERLY RESULTS (UNAUDITED)

A summary of the unaudited quarterly financial information for the years ended December 31, 2004 and 2003 is presented below:

	2004 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$439,727	$445,037	$1,142,221	$1,395,310
Interest and other income	0	178	0	190
Net income	407,054	372,965	1,089,993	1,340,743
Net income allocated to limited partners:
Class A	$407,054	$372,965	$1,036,138	$1,051,281
Class B	$0	$0	$53,855	$289,462
Net income per weighted-average limited partner unit:
Class A	$0.13	$0.12	$0.32	$0.32
Class B (a)	$0.00	$0.00	$0.19	$1.03
Distribution of operating cash per weighted-average limited partner unit:
Class A (b)	$0.21	$0.00	$0.21	$0.00
Class B	$0.00	$0.00	$0.00	$0.00

	2003 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$373,952	$399,360	$420,584	$377,869
Interest and other income	679	0	0	382
Net income	344,406	338,675	389,067	353,384
Net income allocated to limited partners:
Class A	$344,406	$338,675	$389,067	$353,384
Class B	$0	$0	$0	$0
Net income per weighted-average limited partner unit:
Class A	$0.11	$0.11	$0.12	$0.11
Class B	$0.00	$0.00	$0.00	$0.00
Distribution per weighted-average limited partner unit:
Class A (b)	$0.21	$0.20	$0.23	$0.23
Class B	$0.00	$0.00	$0.00	$0.00

(a)	The quarterly per unit amounts have been calculated using actual income (loss) for the respective quarters. Conversely, the corresponding annual income (loss) per unit amounts have been calculated assuming that income (loss) was earned ratably over the year. As a result, the sum of these quarterly per unit amounts does not equal the respective annual per unit amount presented in the accompanying financial statements.

(b)	The sum of the four quarterly amounts does not equal the respective annual amount presented in the accompanying financial statements due to rounding.

8.	PARTNERSHIP ADMINISTRATION AND LEGAL AND ACCOUNTING COSTS

Partnership administration and legal and accounting costs for the years ended December 31, 2004, 2003, and 2002 are comprised of the following items:

	2004	2003	2002
Salary reimbursements	$97,921	$48,117	$41,931
Taxes and licensing fees	28,674	46,110	27,897
Independent accounting fees	28,382	14,120	12,635
Printing expenses	21,825	11,539	9,022
Postage and delivery expenses	11,075	8,499	7,371
Other professional fees	1,770	6,598	8,548
Legal fees	17,885	1,962	2,204
Bank service charges	435	1,511	0
Filing fees	877	15	0
Life insurance	559	0	319
Computer costs	2,505	8,823	7,695
Other	0	0	53

Total partnership administration and legal and accounting costs	$211,908	$147,294	$117,675

9.	AMERICAN JOBS CREATION ACT OF 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act will apply to entities such as the Partnership. However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provides relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, based on a strict reading of the Act, future passive losses allocable to Class B limited partners may only be used to offset passive income generated from the same property or within the same fund.

10.	COMMITMENTS AND CONTINGENCIES

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo F. Wells, III, our General Partner, Wells Capital, the corporate general partner of our other General Partner, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. The details of both complaints are outlined below.

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against Wells Real Estate Fund I, and Wells Capital, and Leo F. Wells, III (collectively, “the General Partners of Wells Real Estate Fund I”), as well as Wells Management and Wells Investment Securities, Inc. (“WIS”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). Wells Real Estate Fund I is a public limited partnership. The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 15, 2003. The Original Complaint alleged, among other things, that (a) the General

Partners of Wells Real Estate Fund I, WIS, and Wells Real Estate Fund I negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984 - September 5, 1986) of the B units to investors of Wells Real Estate Fund I by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable, or other action to protect their investments in Wells Real Estate Fund I, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (the “Complaint”) against Mr. Wells, Wells Capital, Wells Management, and Wells Real Estate Fund I (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051 6) (the “Hendry Action”). The plaintiffs filed the Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 9, 2002. The Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I breached their fiduciary duties to the limited partners by, among other things, (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of A units and a holder of A and B units in other litigation naming Wells Real Estate Fund I as a defendant, in which other litigation the court subsequently granted summary judgment in favor of Wells Real Estate Fund I. The Complaint also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees.

The plaintiffs seek, among other remedies, the following: judgment against the General Partners of Wells Real Estate Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs, and expenses. The Complaint states that Wells Real Estate Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Real Estate Fund I. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of Wells Capital, Wells Management, and Mr. Wells to fulfill their respective duties under the agreements and relationships they have with us.

The Hendry Action states that Wells Real Estate Fund I is named only as a necessary defendant and that the plaintiffs are seeking no money from or relief at the expense of Wells Real Estate Fund I. Since the partnership agreement of Wells Real Estate Fund I contains no provision for advancing defense costs to the General Partners of Wells Real Estate Fund I in connection with litigation involving the partnership in instances where the plaintiffs are seeking no monetary relief from the partnership, the General Partners of Wells Real Estate Fund I, currently Wells Capital, are funding the legal fees, costs, and expenses relating to this litigation. As of December 31, 2004, Wells Capital had incurred approximately $32,000 in legal fees, costs, and expenses related to defending the Hendry Action. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote.

Distribution of Net Sale Proceeds

In December 2004, the General Partners announced their intention to distribute net sale proceeds of approximately $2,850,000 in the second quarter of 2005 to the limited partners of record as of March 31, 2005, which, under the terms of the Partnership agreement, does not include limited partners acquiring units after December 31, 2004. Approximately $4,650,000 in net property sale proceeds were held by the Partnership as of December 31, 2004, of which the General Partners intend to distribute approximately $2,850,000 to the limited partners in connection with the aforementioned distribution and retain the residual balance of approximately $1,800,000 in reserve in order to fund future operating costs of the Partnership.

This distribution has not been formally declared by the General Partners. In accordance with the terms of the partnership agreement, the General Partners may elect to retain reserves deemed reasonably necessary for the Partnership at the sole discretion of the General Partners. Thus, should a change in circumstances prior to the intended distribution date require the General Partners to reevaluate the Partnerships reserve requirements, it is possible that this distribution may not occur, or that distributions may be made at a lower amount.

11.	SUBSEQUENT EVENTS

On March 15, 2005, Fund IX-X-XI-REIT Associates sold the Alstom Power-Knoxville Building to an unrelated third party for a gross sale price of $12,000,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4.6 million and recognized a gain of approximately $2.0 million. The gain recognized from the sale of the Alstom Power-Knoxville Building may be adjusted as additional information becomes available in subsequent periods.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund VIII and Fund IX Associates:

We have audited the accompanying balance sheets of Fund VIII and Fund IX Associates as of December 31, 2004 and 2003, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund VIII and Fund IX Associates at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 10, 2005

FUND VIII AND FUND IX ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ASSETS
	2004	2003
Real estate assets, at cost:
Land	$2,503,586	$2,503,586
Building and improvements, less accumulated depreciation of $7,272,996 and $6,974,427 at December 31, 2004 and 2003, respectively	12,270,476	13,545,003

Total real estate assets	14,774,062	16,048,589

Investment in Fund VIII-IX-REIT Joint Venture	27,516	5,276,668
Cash and cash equivalents	1,148,401	1,146,158
Restricted cash	1,800,000	0
Due from Fund VIII-IX-REIT Joint Venture	0	236,745
Accounts receivable, net	269,056	697,775
Other assets, net	24,764	58,882

Total assets	$18,043,799	$23,464,817

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$276,147	$286,485
Partnership distributions payable	294,457	824,056
Due to affiliate	3,449	0
Deferred rent	196,797	292,522
Escrow cash	1,800,000	0

Total liabilities	2,570,850	1,403,063

Partners’ capital:
Wells Real Estate Fund VIII, L.P.	8,478,675	12,089,122
Wells Real Estate Fund IX, L.P.	6,994,274	9,972,632

Total partners’ capital	15,472,949	22,061,754

Total liabilities and partners’ capital	$18,043,799	$23,464,817

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
EQUITY IN INCOME OF FUND VIII-IX-REIT JOINT VENTURE	$3,004,813	$452,925	$511,492

REVENUES:
Rental income	3,513,003	2,489,992	2,479,580
Reimbursement income	639,551	811,032	627,153
Lease termination income	307,412	0	6,264
Interest income	0	1,716	8,661

Total revenues	4,459,966	3,302,740	3,121,658

EXPENSES:
Depreciation	781,938	948,372	1,059,308
Operating costs	607,531	742,587	663,959
Management and leasing fees	181,907	146,339	174,630
Joint venture administration	64,861	66,525	56,380
Legal and accounting	56,351	34,708	28,554

Total expenses	1,692,588	1,938,531	1,982,831

NET INCOME	$5,772,191	$1,817,134	$1,650,319

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	Wells Real Estate Fund VIII, L.P.	Wells Real Estate Fund IX, L.P.	Total Partners’ Capital
Balance, December 31, 2001	$13,797,174	$11,381,653	$25,178,827

Net income	904,320	745,999	1,650,319
Partnership distributions	(1,785,154)	(1,472,625)	(3,257,779)

Balance, December 31, 2002	12,916,340	10,655,027	23,571,367

Net income	995,729	821,405	1,817,134
Partnership distributions	(1,822,947)	(1,503,800)	(3,326,747)

Balance, December 31, 2003	12,089,122	9,972,632	22,061,754

Net income	3,162,970	2,609,221	5,772,191
Partnership contributions	1,153,603	951,639	2,105,242
Partnership distributions	(7,927,020)	(6,539,218)	(14,466,238)

Balance, December 31, 2004	$8,478,675	$6,994,274	$15,472,949

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,772,191	$1,817,134	$1,650,319
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of Fund VIII-IX-REIT Joint Venture	(3,004,813)	(452,925)	(511,492)
Gain on sale	(307,412)	0	0
Distributions received from Fund VIII-IX-REIT Joint Venture	581,705	1,005,188	1,037,083
Amortization of deferred leasing costs	9,902	11,241	30,267
Depreciation	781,938	948,372	1,059,308
Changes in assets and liabilities:
Due from affiliates	0	0	(35,691)
Accounts receivable	428,719	35,561	93,805
Other assets, net	24,216	0	(2,337)
Accounts payable and accrued expenses	(10,338)	(18,239)	12,530
Due to affiliate	3,449	0	0
Deferred rent	(95,725)	155,939	136,583

Total adjustments	(1,588,359)	1,685,137	1,820,056

Net cash (used in) provided by operating activities	4,183,832	3,502,271	3,470,375

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate	10,014,247	0	0
Lease termination fee applied to tenant improvements	800,000	0	0

Net cash used by operating activities	10,814,247	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to joint venture partners	(14,995,836)	(3,364,927)	(3,307,340)
Contributions from partners	2,105,242	0	0
Contributions to Fund VIII-IX-REIT Joint Venture	(2,105,242)

Net cash used by operating activities	(14,995,836)	(3,364,927)	(3,307,340)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,243	137,344	163,035

CASH AND CASH EQUIVALENTS, beginning of year	1,146,158	1,008,814	845,779

CASH AND CASH EQUIVALENTS, end of year	$1,148,401	$1,146,158	$1,008,814

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
Write-off of fully amortized deferred leasing costs	$25,599	$95,126	$0

Due from Fund VIII-IX-REIT Joint Venture	$0	$236,745	$257,174

Partnership distributions payable	$294,457	$824,056	$862,236

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

1.	ORGANIZATION AND BUSINESS

In June 1996, Wells Real Estate Fund VIII, L.P. entered into a joint venture with Wells Real Estate Fund IX, L.P. to form Fund VIII and Fund IX Associates (the “Joint Venture”). The general partners of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

The Joint Venture was formed to acquire, develop and operate real properties. On June 17, 1996, the Joint Venture purchased a 7.09-acre parcel of land located in Madison, Wisconsin, on which a 101,727 rentable square foot, four-story office building, the US Cellular Building, was developed and constructed. On October 10, 1996, the Joint Venture purchased a 40,000 square foot, one-story office building, the AT&T-Texas Building, located in Farmers Branch, Texas. On January 10, 1997, the Joint Venture purchased a 63,417 square foot, two-story office building, 15253 Bake Parkway, located in Irvine, California. On February 20, 1997, the Joint Venture purchased a 49,460 square foot, two-story partially completed office building, the 305 Interlocken Parkway, located in Denver, Colorado.

On June 15, 2000, the Joint Venture entered into a joint venture with Wells Operating Partnership, L.P. (“Wells OP”) to form Fund VIII-IX-REIT Joint Venture. Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust. Fund VIII-IX-REIT Joint Venture was formed to acquire, develop and operate real properties. During 2000, the Joint Venture contributed, at cost, 15253 Bake Parkway to Fund VIII-IX-REIT Joint Venture and Wells OP contributed approximately $1.3 million to fund building improvements. On December 2, 2004, the Joint Venture sold 15253 Bake Parkway to an unrelated third party for a gross sales price of $12,400,000. As a result of the sale, the Joint Venture received net sale proceeds of approximately $10,014,000 and was allocated a gain of approximately $2,495,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

The Joint Venture records the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate,” (“SFAS 66”). Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant Improvements	Lease term

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets held for investment may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to fair value and recognizes the corresponding impairment loss. Management has determined that there has been no impairment in the carrying value of its real estate assets during the periods presented. Upon becoming designated as held for sale, real estate assets are adjusted to the lower of carrying value or fair value, less costs to sell, and depreciation for such assets ceases.

In the third quarter of 2004, the Joint Venture completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of its real estate assets. As a result of this review, the Joint Venture changed its estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, the Joint Venture extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $142,952 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice.

Investment in Fund VIII-IX-REIT Joint Venture

The Joint Venture does not have control over the operations of Fund VIII-IX-REIT Joint Venture; however, it does exercise significant influence. Accordingly, the Joint Venture’s investment in Fund VIII-IX-REIT Joint Venture is recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Joint Venture. Pursuant to the terms of the joint venture agreements, all income and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are generally distributed to the joint venture partners on a quarterly basis.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Restricted Cash

On August 20, 2004, the Joint Venture and Cirrus Logic, Inc. (“Cirrus Logic”), the sole tenant of 305 Interlocken Parkway and an unrelated third party, entered into a Lease Termination Agreement (the “Agreement”). The Agreement terminates a lease between the Joint Venture and Cirrus Logic for approximately 49,000 square feet of office space at 305 Interlocken Parkway that had an original expiration date of April 30, 2012. The Joint Venture owns 100% of 305 Interlocken Parkway. Under the terms of the Agreement, in consideration for the release of Cirrus Logic from any and all liabilities and obligations arising out of its lease with the Joint Venture, Cirrus Logic terminated its right to occupy the premises and agreed to pay the Joint Venture approximately $2,400,000. Additionally, Cirrus Logic delivered $1,800,000 to an escrow agent, of which $1,300,000 is designated to fund or reimburse the Joint Venture for future re-leasing costs and $500,000 is designated as a reserve to fund future operating expenses.

Accounts Receivable, net

Accounts receivable are comprised of tenant receivable and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2004 or 2003.

Other Assets, Net

Other assets, net, as of December 31, 2004 and 2003 is comprised of the following items:

	2004	2003
Deferred leasing costs, net	$18,251	$56,545
Prepaid expenses	6,513	2,337

Total	$24,764	$58,882

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs include accumulated amortization of $56,951 and $99,902 as of December 31, 2004 and 2003, respectively.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. held ownership interests in the Joint Venture of approximately 55% and 45%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	RELATED-PARTY TRANSACTIONS

(a)	Due from Fund VIII-IX-REIT Joint Venture

Due from Fund VIII-IX-REIT Joint Venture at December 31, 2004 and 2003 is $0 and $236,745 and represents the Joint Venture’s share of cash to be distributed from Fund VIII-IX-REIT Joint Venture for the fourth quarters of 2004 and 2003, respectively

(b)	Management and Leasing Fees

Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P.. In consideration for asset management and the management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Joint Venture incurred management and leasing fees of $149,822, $119,855, and $155,605 for the years ended December 31, 2004, 2003, and 2002, respectively.

(c)	Administrative Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2004, 2003, and 2002, the Joint Venture reimbursed $54,419, $47,440, and $48,443, respectively, to Wells Management and its affiliates for these services. As of December 31, 2004 and 2003, administrative reimbursements of $3,449 and $0 are included in due to affiliate in the accompanying balance sheets, respectively.

(d)	Conflicts of Interest

The general partners of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. are also general partners of other Wells Real Estate Funds. In addition, Wells Capital, Inc. sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains a residual interest. As such, there may exist conflicts of interest whereby the general partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Joint Venture with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

4.	INVESTMENT IN FUND VIII-IX-REIT JOINT VENTURE

Roll-forwards of the Joint Venture’s investment in Fund VIII-IX-REIT Joint Venture for the years ended December 31, 2004 and 2003 are presented below:

	2004	2003
Investment in Fund VIII-IX-REIT Joint Venture, beginning of year	$5,276,668	$5,808,502
Equity in income of Fund VIII-IX-REIT Joint Venture	3,004,813	452,925
Contributions to Fund VIII-IX-REIT Joint Venture	2,105,242	0
Distributions from Fund VIII-IX-REIT Joint Venture	(10,359,207)	(984,759)

Investment in Fund VIII-IX-REIT Joint Venture, end of year	$27,516	$5,276,668

The Joint Venture’s investment and approximate ownership percentage in Fund VIII-IX-REIT Joint Venture as of December 31, 2004 and 2003 is presented below:

	2004		2003
	Amount	Percentage	Amount	Percentage
Fund VIII-IX-REIT Joint Venture	$27,516	84%	$5,276,668	84%

Condensed financial information for Fund VIII-IX-REIT Joint Venture as of December 31, 2004 and 2003, for the years ended December 31, 2004, 2003 and 2002 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2004	2003	2004	2003	2004	2003
Fund VIII-IX-REIT Joint Venture	$248,780	$6,557,827	$216,101	$291,720	$32,679	$6,266,107

	Total Revenues			Loss From Continuing Operations			Income From Discontinued Operations				Net Income
	For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,				For The Years Ended December 31,
	2004	2003	2002	2004	2003	2002	2004		2003	2002	2004		2003	2002
Fund VIII-IX-REIT Joint Venture	$0	$0	$0	$(16,958)	$0	$0	$3,585,209	(2)	$537,855	$607,402	$3,568,251	(1)	$537,855	$607,402

(1)	Effective July 1, 2004, Fund VIII-IX-REIT Joint Venture extended the weighted average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the year ended December 31, 2004 of approximately $32,300 for Fund VIII-IX-REIT Joint Venture. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

(2)	Includes a gain of $2,962,642 recognized on the sale of 15253 Bake Parkway, of which $2,494,832 is attributable to the Joint Venture.

5.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2004 follows below:

Year ending December 31:
2005	1,810,085
2006	1,821,752
2007	1,047,036
2008	482,001
2009	482,001
Thereafter	763,168

$6,406,043

Three tenants contributed approximately 60%, 20%, and 20% of rental income for the year ended December 31, 2004. In addition, two tenants will contribute approximately 51% and 49% of future minimum rental income.

FUND VIII AND FUND IX ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Carrying Amount as of December 31, 2004				Accumulated Depreciation (d)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
US CELLULAR BUILDING (a)	None	$896,698	$9,589,088	$403,718	$896,698	$9,992,806	$0	$10,889,504	$4,201,219	1997	06/17/96

AT&T – TEXAS BUILDING (b)	None	677,914	3,796,786	192,166	677,914	3,988,952	0	4,666,866	1,352,639	1996	10/10/96

305 INTERLOCKEN PARKWAY (formerly known as the “CIRRUS LOGIC BUILDING”) (c)	None	928,974	6,158,796	(597,082)	928,974	5,561,714	0	6,490,688	1,719,138	1997	02/20/97

Total		$2,503,586	$19,544,670	$(1,198)	$2,503,586	$19,543,472	$0	$22,047,058	$7,272,996

(a)	US Cellular Building is a four-story office building located in Madison, Wisconsin.

(b)	AT&T - Texas Building is a one-story office building located in Farmers Branch, Texas.

(c)	305 Interlocken Parkway is a two-story office building located in Broomfield, Colorado.

(d)	Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 10 to 25 years, and the corresponding lease terms, respectively.

FUND VIII AND FUND IX ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2001	23,023,016	4,966,747

2002 additions	0	1,059,308

BALANCE AT DECEMBER 31, 2002	23,023,016	6,026,055

2003 additions	0	948,372

BALANCE AT DECEMBER 31, 2003	$23,023,016	$6,974,427

2004 additions	0	781,938
2004 deletions	(975,958)	(483,369)

BALANCE AT DECEMBER 31, 2004	$22,047,058	$7,272,996

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund VIII-IX-REIT Joint Venture:

We have audited the accompanying balance sheet of Fund VIII-IX-REIT Joint Venture as of December 31, 2003, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund VIII-IX-REIT Joint Venture at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 10, 2005

FUND VIII-IX-REIT JOINT VENTURE

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ASSETS
	(Unaudited) 2004	2003
Real estate assets, at cost:
Land	$0	$2,220,993
Building and improvements, less accumulated depreciation of $1,571,311 at December 31, 2003	0	4,030,849

Total real estate assets	0	6,251,842

Cash and cash equivalents	95,786	260,354
Accounts receivable	152,994	37,959
Other assets, net	0	7,672

Total assets	$248,780	$6,557,827

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$215,411	$12,054
Partnership distributions payable	0	279,666
Due to affiliate	690	0

Total liabilities	216,101	291,720

Partners’ capital:
Fund VIII and Fund IX Associates	27,522	5,276,668
Wells Operating Partnership, L.P.	5,157	989,439

Total partners’ capital	32,679	6,266,107

Total liabilities and partners’ capital	$248,780	$6,557,827

See accompanying notes.

FUND VIII-IX-REIT JOINT VENTURE

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	(unaudited) 2004	2003	2002
EXPENSES:
Legal and accounting	$16,166	$0	$0
Joint venture administration	792	0	0

Total expenses	16,958	0	0

NET LOSS FROM CONTINUING OPERATIONS	(16,958)	0	0

DISCONTINUED OPERATIONS:
Operating income	622,567	537,855	607,402
Gain on disposition	2,962,642	0	0

Income from discontinued operations	3,585,209	537,855	607,402

NET INCOME	$3,568,251	$537,855	$607,402

See accompanying notes.

FUND VIII-IX-REIT JOINT VENTURE

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	Fund VIII and Fund IX Associates	Wells Operating Partnership, L.P.	Total Partners’ Capital
Balance, December 31, 2001	$6,341,285	$1,189,067	$7,530,352

Net income	511,492	95,910	607,402
Partnership distributions	(1,044,275)	(195,813)	(1,240,088)

Balance, December 31, 2002	5,808,502	1,089,164	6,897,666

Net income	452,926	84,929	537,855
Partnership distributions	(984,760)	(184,654)	(1,169,414)

Balance, December 31, 2003	5,276,668	989,439	6,266,107

Net income	3,004,813	563,438	3,568,251
Partnership contributions	2,105,248	394,752	2,500,000
Partnership distributions	(10,359,207)	(1,942,472)	(12,301,679)

Balance, December 31, 2004 (unaudited)	$27,522	$5,157	$32,679

See accompanying notes.

FUND VIII-IX-REIT JOINT VENTURE

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	(unaudited) 2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,568,251	$537,855	$607,402
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition	(2,962,642)	0	0
Depreciation	164,642	460,374	461,501
Amortization of deferred leasing costs	9,752	92,064	92,063
Changes in assets and liabilities:
Accounts receivable	(202,596)	71,211	55,665
Accounts payable	203,357	11,296	82
Due to affiliate	690	0	0

Total adjustments	(2,786,797)	634,945	609,311

Net cash provided by operating activities	781,454	1,172,800	1,216,713

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of deferred leasing costs	(488,581)	0	0
Investment in real estate	(2,268,131)	0	0
Net proceeds from sale of real estate	11,892,035	0	0

Net cash provided by investing activities	9,135,323	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions of operating cash flow	(689,310)	(1,193,674)	(1,233,018)
Distributions of net property sales proceeds	(11,892,035)	0	0
Contributions from joint venture partners	2,500,000	0	0

Net cash used in financing activities	(10,081,345)	(1,193,674)	(1,233,018)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(164,568)	(20,874)	(16,305)

CASH AND CASH EQUIVALENTS, beginning of year	260,354	281,228	297,533

CASH AND CASH EQUIVALENTS, end of year	$95,786	$260,354	$281,228

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$279,666	$303,926

See accompanying notes.

FUND VIII-IX-REIT JOINT VENTURE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 (unaudited), 2003, AND 2002

1.	ORGANIZATION AND BUSINESS

In June 1996, Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. entered into a joint venture agreement known as Fund VIII and Fund IX Associates (“Fund VIII-IX Associates”). On June 15, 2000, Fund VIII-IX Associates entered into a joint venture agreement with Wells Operating Partnership, L.P. (“Wells OP”) known as Fund VIII-IX-REIT Joint Venture (the “Joint Venture”). The general partners of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

The Joint Venture was formed for the purposes of developing, owning, operating, and selling real properties. On July 1, 2000, Fund VIII-IX Associates contributed, at cost, a 65,006 square foot, two-story office building, 15253 Bake Parkway, to the Joint Venture. Wells OP contributed approximately $1,300,000 to the Joint Venture to fund building improvements. On December 2, 2004, the Joint Venture sold 15253 Bake Parkway to an unrelated third party for a gross sales price of $12,400,000. As a result of the sale, the Joint Venture received net sale proceeds of approximately $11,892,035 and recognized a gain of approximately $2,962,642.

As of December 31, 2004, the Joint Venture has disposed of all of its real estate assets and does not intend to invest in additional properties. The Joint Venture is in the process of winding up its affairs by, among other things, collecting the outstanding receivables and satisfying outstanding payables. Subsequent thereto, management intends to distribute any residual cash balances to the joint venture partners and terminate the Joint Venture in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

The Joint Venture records the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate,” (“SFAS 66”). Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant Improvements	Lease term

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets held for investment may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to fair value and recognizes the corresponding impairment loss. Management has determined that there has been no impairment in the carrying value of its real estate assets during the periods presented. Upon becoming designated as held for sale, real estate assets are adjusted to the lower of carrying value or fair value, less costs to sell, and depreciation for such assets ceases.

In the third quarter of 2004, the Joint Venture completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of its real estate assets. As a result of this review, the Joint Venture changed its estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, the Joint Venture extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $32,300 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2004 or 2003.

Other Assets, net

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. As of December 31, 2004 and 2003, deferred leasing costs included accumulated amortization of $0 and $314,552, respectively.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Fund VIII-IX Associates and Wells OP held ownership interests in the Joint Venture of approximately 84% and 16%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Real Estate Fund VIII, L.P., Wells Real Estate Fund IX, L.P., and Wells OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. entered into property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Real Estate Fund VIII, L.P., Wells Real Estate Fund IX, L.P., and Wells OP. In consideration for asset management and the management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management management and leasing fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

Wells OP entered into an asset/property management agreement with Wells Management. In consideration for asset management and the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management property management, leasing and asset management fees equal to the lesser of (a) 4.5% of the gross revenues generally paid over the life of the lease or (b) 0.6% of Net Asset Value calculated on an annual basis.

As the Joint Venture is owned by funds with separate management agreements (and fee structures), management and leasing fees incurred by the Joint Venture are determined by calculating a blended fee percentage according to each fund’s ownership interest in the Joint Venture.

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2004, 2003 and 2002, the Joint Venture incurred management and leasing fee expenses of $41,624 $67,822 and $67,605.

(b)	Administrative Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2004, 2003, and 2002, the Joint

Venture reimbursed $9,420, $38,043, and $12,530, respectively, to Wells Management and its affiliates for these services. As of December 31, 2004 and 2003, administrative reimbursements of $690 and $0 are included in due to affiliate in the accompanying balance sheets, respectively.

(c)	Conflicts of Interest

The general partners of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P. are also general partners of other Wells Real Estate Funds. In addition, Wells Capital, Inc. sponsors and advises two affiliated real estate investment trusts (the REITs”) in which it retains a residual interest. As such, there may exist conflicts of interest whereby the general partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Joint Venture with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

4.	DISCONTINUED OPERATIONS

SFAS No. 144 requires, among other things, that the operating results of real estate assets sold or held for sale subsequent to January 1, 2002 be included in discontinued operations in the statements of operations for all periods presented. On December 2, 2004, the Joint Venture sold 15253 Bake Parkway. The results of discontinued operations of the retail portion of 15253 Bake Parkway included in the accompanying statements of operations are summarized below:

	2004	2003	2002
Total property revenues	$1,031,799	$1,241,461	$1,253,823

Operating costs-rental property	194,452	97,632	39,537
Depreciation & amortization	174,394	552,438	553,565
Management and leasing fees	41,624	53,536	53,319

Total expenses	410,470	703,606	646,421

Operating income	621,329	537,855	607,402
Gain on disposition	2,962,642	0	0

Income from discontinued operations	$3,583,971	$537,855	$607,402

FUND VIII-IX-REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004 (UNAUDITED)

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Carrying Amount as of December 31, 2004				Accumulated Depreciation (b)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
15253 BAKE PARKWAY (formerly known as the “QUEST BUILDING”) (a)	None	$2,220,993	$6,238,432	$0	$0	$0	$0	$0	$0	1997	01/10/97

(a)	15253 Bake Parkway consists of a two-story office building located in Irvine, California. 15253 Bake Parkway was sold on December 2, 2004.

(b)	Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 10 to 25 years, and the corresponding lease terms, respectively.

FUND VIII-IX-REIT JOINT VENTURE

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004 (UNAUDITED)

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2001	$7,823,153	$649,436

2002 additions	0	461,501

BALANCE AT DECEMBER 31, 2002	7,823,153	1,110,937

2003 additions	0	460,374

BALANCE AT DECEMBER 31, 2003	7,823,153	1,571,311

2004 additions	2,268,131	164,642
2004 deletions	(10,091,284)	(1,735,953)

BALANCE AT DECEMBER 31, 2004 (UNAUDITED)	$0	$0

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

The Fund IX, Fund X, Fund XI and REIT Joint Venture:

We have audited the accompanying balance sheets of The Fund IX, Fund X, Fund XI and REIT Joint Venture as of December 31, 2004 and 2003, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Fund IX, Fund X, Fund XI and REIT Joint Venture at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 10, 2005

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
Real estate assets, at cost:
Land	$6,698,020	$6,698,020
Building and improvements, less accumulated depreciation of $9,662,126 and $8,484,278 at December 31, 2004 and 2003, respectively	23,891,461	24,760,732

Total real estate assets, net	30,589,481	31,458,752

Cash and cash equivalents	1,153,824	1,510,487
Accounts receivable, net	962,419	571,599
Other assets, net	886,067	339,585

Total assets	$33,591,791	$33,880,423

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and refundable security deposits	$910,246	$626,543
Partnership distributions payable	613,418	935,112
Due to affiliates	5,748	0
Deferred rent	124,569	144,327

Total liabilities	1,653,981	1,705,982
Partners’ capital:
Wells Real Estate Fund IX, L.P.	12,465,512	12,557,869
Wells Real Estate Fund X, L.P.	15,487,047	15,601,793
Wells Real Estate Fund XI, L.P.	2,806,837	2,827,634
Wells Operating Partnership, L.P.	1,178,414	1,187,145

Total partners’ capital	31,937,810	32,174,441

Total liabilities and partners’ capital	$33,591,791	$33,880,423

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
REVENUES:
Rental income	$4,330,704	$4,052,299	$4,308,536
Tenant reimbursements	631,086	1,038,513	1,048,910
Interest and other income	122,425	121,580	128,491

Total revenues	5,084,215	5,212,392	5,485,937

EXPENSES:
Operating costs	1,279,668	1,304,654	1,282,075
Depreciation	1,177,848	1,438,897	1,425,637
Management and leasing fees	368,499	370,457	341,860
Joint venture administration	115,875	125,283	104,354
Legal and accounting	59,153	50,606	29,045

Total expenses	3,001,043	3,289,897	3,182,971

NET INCOME	$2,083,172	$1,922,495	$2,302,966

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	Wells Real Estate Fund IX, L.P.	Wells Real Estate Fund X, L.P.	Wells Real Estate Fund XI, L.P.	Wells Operating Partnership, L.P.	Total Partners’ Capital
Balance, December 31, 2001	$13,598,505	$16,803,586	$3,073,671	$1,290,360	$34,766,122

Net income	899,993	1,114,219	203,375	85,379	2,302,966
Partnership contributions	50,503	151,933	0	0	202,436
Partnership distributions	(1,372,991)	(1,699,973)	(310,224)	(130,163)	(3,513,351)

Balance, December 31, 2002	13,176,010	16,369,765	2,966,822	1,245,576	33,758,173

Net income	750,361	932,243	168,960	70,931	1,922,495
Partnership contributions	32,320	40,154	7,278	3,055	82,807
Partnership distributions	(1,400,822)	(1,740,369)	(315,426)	(132,417)	(3,589,034)

Balance, December 31, 2003	12,557,869	15,601,793	2,827,634	1,187,145	32,174,441

Net income	813,076	1,010,157	183,081	76,858	2,083,172
Partnership distributions	(905,433)	(1,124,903)	(203,878)	(85,589)	(2,319,803)

Balance, December 31, 2004	$12,465,512	$15,487,047	$2,806,837	$1,178,414	$31,937,810

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,083,172	$1,922,495	$2,302,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,177,848	1,438,897	1,425,637
Amortization of deferred leasing costs	55,189	74,625	62,928
Changes in assets and liabilities:
Accounts receivable, net	(390,820)	(88,843)	113,294
Other assets, net	(12,167)	3,065	5,959
Deferred rent	(19,758)	144,327	0
Accounts payable and refundable security deposits	283,703	(44,125)	(63,813)
Due to affiliate	5,748	0	0

Total adjustments	1,099,743	1,527,946	1,544,005

Net cash provided by operating activities	3,182,915	3,450,441	3,846,971

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate assets	(308,577)	(135,871)	(310,869)
Payment of deferred lease acquisition costs	(589,504)	0	(47,160)

Net cash used in investing activities	(898,081)	(135,871)	(358,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to joint venture partners	(2,641,497)	(3,224,854)	(3,909,331)
Contributions received from partners	0	82,807	202,436

Net cash used in financing activities	(2,641,497)	(3,142,047)	(3,706,895)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(356,663)	172,523	(217,953)

CASH AND CASH EQUIVALENTS, beginning of year	1,510,487	1,337,964	1,555,917

CASH AND CASH EQUIVALENTS, end of year	$1,153,824	$1,510,487	$1,337,964

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred project costs contributed to the joint venture	$0	$0	$14,363

Partnership distributions payable	$613,418	$935,112	$570,932

Write-off of fully amortized deferred leasing costs	$52,232	$827	$0

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

1.	ORGANIZATION AND BUSINESS

In March 1997, Wells Real Estate Fund IX, L.P. entered into a joint venture agreement with Wells Real Estate Fund X, L.P. to form Fund IX and Fund X Associates (“Fund IX-X Associates”) for the purpose of acquiring, developing, operating, and selling real properties. On March 20, 1997, Wells Real Estate Fund IX, L.P. contributed a 5.62-acre tract of real property in Knoxville, Tennessee, and improvements thereon to Fund IX-X Associates on which an 84,404 square foot, three-story office building, the Alstom Power-Knoxville Building, was constructed and commenced operations. On February 13, 1998, Fund IX-X Associates purchased a 106,750 square foot, two-story office building, the Ohmeda Building, in Louisville, Colorado. On March 20, 1998, Fund IX-X Associates purchased a 51,974 square foot, three-story office building, the 360 Interlocken Building, in Broomfield, Colorado. On June 11, 1998, Fund IX-X Associates was amended and restated as The Fund IX, Fund X, Fund XI and REIT Joint Venture (the “Joint Venture”) upon admitting Wells Real Estate Fund XI, L.P. and Wells Operating Partnership, L.P. (“Wells OP”). On June 24, 1998, the Joint Venture purchased a 57,186 square foot, one-story office building, the Avaya Building, in Oklahoma City, Oklahoma. On April 1, 1998, Wells Real Estate Fund X, L.P. purchased a 108,250 square foot, one-story office and warehouse building, the Iomega Building, in Ogden, Utah. On July 1, 1998, Wells Real Estate Fund X, L.P. contributed the Iomega Building to the Joint Venture. Ownership interests were recomputed based on the relative cumulative capital contributions from the joint venture partners.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

The Joint Venture records the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate,” (“SFAS 66”). Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant Improvements	Lease term

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets held for investment may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to fair value and recognizes the corresponding impairment loss. Management has determined that there has been no impairment in the carrying value of its real estate assets during the periods presented. Upon becoming designated as held for sale, real estate assets are adjusted to the lower of carrying value or fair value, less costs to sell, and depreciation for such assets ceases.

In the third quarter of 2004, the Joint Venture completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of its real estate assets. As a result of this review, the Joint Venture changed its estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, the Joint Venture extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $264,000 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable, net

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $975 and $0 are included in accounts receivable, net as of December 31, 2004 and 2003, respectively.

Other Assets, net

Other assets as of December 31, 2004 and 2003 is comprised of the following items:

	2004	2003
Deferred leasing costs, net	$776,208	$241,893
Prepaid property insurance	11,972	0
Refundable security deposits	97,887	97,692

Total	$886,067	$339,585

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs, include amortization of $386,886 and $331,697 as of December 31, 2004 and 2003, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable related balances or property damages, where applicable, or is obligated to refund only residual balances to the tenants upon the expiration of the lease term.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based on their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Wells Real Estate Fund IX, L.P., Wells Real Estate Fund X, L.P., Wells Real Estate Fund XI, L.P., and Wells OP held ownership interests in the Joint Venture of approximately 39%, 48%, 9%, and 4% respectively. Net cash from operations is generally distributed to the joint venture on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Real Estate Fund IX, L.P., Wells Real Estate Fund X, L.P., Wells Real Estate Fund XI, L.P., and Wells OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Real Estate Fund IX, L.P. and Wells Real Estate Fund X, L.P. entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Real Estate Fund IX, L.P., Wells Real Estate Fund X, L.P., Wells Real Estate Fund XI, L.P., and Wells OP. In consideration for asset management and the management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management management and leasing fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

Wells Real Estate Fund XI, L.P. also entered into property management and leasing agreements with Wells Management. In consideration for supervising the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management management and leasing fees equal to (a) 2.5% for management services and 2% for leasing services, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties (aggregate maximum of 6%) or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

Wells OP entered into an asset/property management agreement with Wells Management. In consideration for asset management and the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management property management, leasing and asset management fees equal to the lesser of (a) 4.5% of the gross revenues generally paid over the life of the lease or (b) 0.6% of Net Asset Value calculated on an annual basis.

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2004, 2003, and 2002, the Joint Venture incurred management and leasing fee expenses of $232,074, $269,718, and $280,571.

(b)	Administration Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on the amount of time spent on the respective entities by individual personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. During 2004, 2003, and 2002, the Joint Venture reimbursed $90,107, $106,652, and $86,630, respectively, to Wells Management and its affiliates for these services. As of December 31, 2004 and 2003, administrative reimbursements of $5,748 and $0 are included in due to affiliates in the accompanying balance sheets, respectively.

(c)	Conflicts of Interests

The general partners of Wells Real Estate Fund IX, L.P., Wells Real Estate Fund X, L.P., and Wells Real Estate Fund XI, L.P. are also general partners of other Wells Real Estate Funds. In addition, Wells Capital, Inc. sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains a residual interest. As such, there may exist conflicts of interest whereby the general partners of the joint venture partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Joint Venture with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

4.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2004 follows:

Year ended December 31:
2005	$3,986,440
2006	3,490,175
2007	3,573,596
2008	2,692,183
2009	2,031,376
Thereafter	8,759,111

$24,532,881

Five tenants contributed 26%, 26%, 19%, 15%, and 14% of rental income for the year ended December 31, 2004. In addition, five tenants will contribute 65%, 10%, 10%, 8%, and 2% of future minimum rental income. The lease for the sole tenant of the Ohmeda Building, Ohmeda, Inc., will expire April 30, 2005. Accordingly, no such future rental income has been included above for the Ohmeda Building following April 2005.

5.	SUBSEQUENT EVENT

On March 15, 2005, the Joint Venture sold the Alstom Power-Knoxville Building to an unrelated third party for a gross sale price of $12,000,000. As a result of the sale, the Joint Venture received net sale proceeds of approximately $11.7 million and recognized a gain of approximately $5.1 million. The gain recognized from the sale of the Alstom Power-Knoxville Building may be adjusted as additional information becomes available in subsequent periods.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Carrying Amount as of December 31, 2004				Accumulated Depreciation (f)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
ALSTOM POWER – KNOXVILLE BUILDING (a)	None	$607,930	$7,530,064	$178,613	$607,930	$7,708,677	$0	$8,316,607	$3,004,731	1998	12/10/96

AVAYA BUILDING (b)	None	1,051,138	4,461,334	118,866	1,051,138	4,580,200	0	5,631,338	1,165,606	1998	6/24/98

360 INTERLOCKEN BUILDING (c)	None	1,650,070	6,917,274	683,740	1,650,070	7,601,014	0	9,251,084	1,947,381	1996	3/20/98

IOMEGA BUILDING (d)	None	641,988	5,292,262	213,832	641,988	5,506,094	0	6,148,082	1,360,344	1998	7/01/98

OHMEDA BUILDING(e)	None	2,746,894	7,614,176	543,426	2,746,894	8,157,602	0	10,904,496	2,184,064	1998	2/13/98

Total		$6,698,020	$31,815,110	$1,738,477	$6,698,020	$33,553,587	$0	$40,251,607	$9,662,126

(a)	The Alstom Power - Knoxville Building is a three-story office building located in Knoxville, Tennessee.

(b)	The Avaya Building is a one-story office building located in Oklahoma City, Oklahoma.

(c)	The 360 Interlocken Building is a three-story office building located in Broomfield, Colorado.

(d)	The Iomega Building is a one-story office and warehouse building located in Ogden, Utah.

(e)	The Ohmeda Building is a two-story office building located in Louisville, Colorado.

(f)	Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 10 to 25 years, and the corresponding lease terms, respectively.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2001	$39,496,290	$5,619,744

2002 additions	310,869	1,425,637

BALANCE AT DECEMBER 31, 2002	39,807,159	7,045,381

2003 additions	135,871	1,438,897

BALANCE AT DECEMBER 31, 2003	39,943,030	8,484,278

2004 additions	308,577	1,177,848

BALANCE AT DECEMBER 31, 2004	$40,251,607	$9,662,126