Form 10-Q
period 2005-03-31
WELLS REAL ESTATE FUND IX LP
filed 2005-05-13
CIK 929921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005 or

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

General economic risks

•	Adverse changes in general or local economic conditions; and

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures.

Enterprise risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”) and its affiliates and their key personnel for various administrative services; and

•	Wells Capital’s ability to attract and retain high quality personnel who can provide acceptable service levels and generate economies of scale over time.

Real estate risks

•	Ability to achieve appropriate occupancy levels resulting in rental amounts sufficient to cover operating costs;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow or net sale proceeds;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Ability to fund foreseen and unforeseen capital expenditures, including those related to tenant build-out projects, tenant improvements and lease up costs out of operating cash flow or net property sale proceeds; and

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions.

Other operational risks

•	Our reliance on Wells Management Company, Inc. (“Wells Management”) or third parties to appropriately manage our properties;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Ability to comply with governmental, tax, real estate, environmental, and zoning laws or regulations and funding the related costs of compliance; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND IX, L.P.

WELLS REAL ESTATE FUND IX, L.P.

BALANCE SHEETS

ASSETS

	March 31, 2005 (unaudited)	December 31, 2004
Investment in joint ventures	$16,904,383	$19,459,785
Cash and cash equivalents	9,444,860	4,714,150
Due from joint ventures	464,140	289,809

Total assets	$26,813,383	$24,463,744

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$31,518	$32,211
Partnership distributions payable	406,332	0
Due to affiliates	8,671	7,451

Total liabilities	446,521	39,662

PARTNERS’ CAPITAL:
Limited partners:
Class A—3,250,652 units and 3,241,093 units issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	24,862,268	24,078,635
Class B—249,348 units and 258,907 units issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	1,504,594	345,447
General partners	0	0

Total partners’ capital	26,366,862	24,424,082

Total liabilities and partners’ capital	$26,813,383	$24,463,744

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2005	2004
EQUITY IN INCOME OF JOINT VENTURES	$2,385,008	$439,727

EXPENSES:
Partnership administration	36,004	24,242
Legal and accounting fees	13,992	7,992
Other general and administrative	413	439

Total expenses	50,409	32,673

INTEREST AND OTHER INCOME	14,513	0

NET INCOME	$2,349,112	$407,054

NET INCOME ALLOCATED TO LIMITED PARTNERS:
CLASS A	$1,177,210	$407,054

CLASS B	$1,171,902	$0

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.36	$0.13

CLASS B	$4.70	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	3,250,652	3,204,219

CLASS B	249,348	295,781

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE THREE MONTHS ENDED MARCH 31, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2003	3,201,919	$22,537,967	298,081	$0	$0	$22,537,967

Class A conversion elections	(1,000)	(7,060)	1,000	7,060	0	0
Class B conversion elections	40,174	4,930	(40,174)	(4,930)	0	0
Net income	0	2,867,438	0	343,317	0	3,210,755
Distributions of operating cash flows ($0.41 per Class A Unit)	0	(1,324,640)	0	0	0	(1,324,640)

BALANCE, December 31, 2004	3,241,093	24,078,635	258,907	345,447	0	24,424,082

Class B conversion elections	9,559	12,755	(9,559)	(12,755)	0	0
Net income	0	1,177,210	0	1,171,902	0	2,349,112
Distributions of operating cash flows ($0.13 per Class A Unit)	0	(406,332)	0	0	0	(406,332)

BALANCE, March 31, 2005	3,250,652	$24,862,268	249,348	$1,504,594	$0	$26,366,862

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,349,112	$407,054
Adjustments to reconcile net income to net cash provided by operating activities
Equity in income of joint ventures	(2,385,008)	(439,727)
Operating distributions received from joint ventures	289,797	737,481
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(693)	14,715
Due to affiliates	1,220	0

Total adjustments	(2,094,684)	312,469

Net cash provided by operating activities	254,428	719,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	4,561,930	0
Investment in joint ventures	(85,648)	0

Net cash provided by investing activities	4,476,282	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	0	(720,432)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,730,710	(909)

CASH AND CASH EQUIVALENTS, beginning of period	4,714,150	14,175

CASH AND CASH EQUIVALENTS, end of period	$9,444,860	$13,266

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$406,332	$660,870

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005 (unaudited)

1.	ORGANIZATION AND BUSINESS

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

1. US Cellular Building

A four-story office building located in Madison, Wisconsin

2. AT&T-Texas Building

A one-story office building located in Farmer’s Branch, Texas

3. 305 Interlocken Parkway

A two-story office building located in Broomfield, Colorado

Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)	• Fund VIII—Fund IX Associates • Wells Operating Partnership, L.P.(1)	4. 15253 Bake Parkway(2) A two-story office building located in Irvine, California
The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Wells Operating Partnership, L.P.(1)	5. Alstom Power—Knoxville Building(3) A three-story office building located in Knoxville, Tennessee

Joint Venture	Joint Venture Partners	Properties

6. 360 Interlocken Building

A three-story office building located in Broomfield, Colorado

7. Avaya Building

A one-story office building located in Oklahoma City, Oklahoma

8. Iomega Building

A single-story warehouse and office building located in Ogden, Utah

9. Ohmeda Building

A two-story office building located in Louisville, Colorado

(1)	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

(2)	This property was sold in December 2004.

(3)	This property was sold in March 2005.

Wells Real Estate Fund VIII, L.P., Wells Real Estate Fund X, L.P, and Wells Real Estate Fund XI, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2004.

On December 2, 2004, Fund VIII-IX-REIT Associates sold 15253 Bake Parkway to an unrelated third party for a gross sales price of $12,400,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4,527,000 and was allocated a gain of approximately $1,128,000.

On March 15, 2005, Fund IX-X-XI-REIT Associates sold the Alstom Power—Knoxville Building to an unrelated third party for a gross sales price of $12,000,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4,562,000 and was allocated a gain of approximately $1,980,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

Distributions of Net Cash from Operations

Net cash from operations, if available, is generally distributed to limited partners quarterly. In accordance with the partnership agreement, such distributions are paid first to the limited partners holding Class A Units until they have received a 10% per annum return on their respective net capital contributions, as defined. Then, such distributions are paid to the General Partners until each has received 10% of the total amount distributed to date. Any remaining cash available for distribution is split between the limited partners holding Class A Units and the General Partners on a basis of 90% and 10%, respectively. No cash distributions will be made to the limited partners holding Class B Units.

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

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for the management and leasing of the Partnership’s properties, the Joint Ventures pay Wells Management management and leasing fees equal to: (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $37,094 and $38,807 for the three months ended March 31, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital, the general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $27,142 and $18,487 for the three months ended March 31, 2005 and 2004, respectively. Administrative reimbursements of $8,671 and $7,451 are included in due to affiliates in the accompanying balance sheet as of March 31, 2005 and December 31, 2004, respectively.

4.	INVESTMENT IN JOINT VENTURES

Basis of Presentation

The Partnership owned interests in nine properties during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership, as well as the other joint venture partners, is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investments in Joint Ventures, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2004.

Summary of Operations

Condensed financial information for the Joint Ventures in which the Partnership held ownership interests for the three months ended March 31, 2005 and 2004, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations			Net Income
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,			Three Months Ended March 31,
	2005	2004	2005	2004	2005		2004	2005	2004
Fund VIII-IX Associates	$738,484	$864,011	$381,126	$511,290	$0		$0	$381,126	$511,290
Fund IX-X-XI-REIT Associates	910,601	936,997	450,581	357,018	5,218,629	(1)	177,451	5,669,210	534,469

	$1,649,085	$1,801,008	$831,707	$868,308	$5,218,629		$171,451	$6,050,336	$1,045,759

(1)	Includes a gain of $5,072,599 recognized on the sale of the Alstom Power—Knoxville Building, of which approximately $1,980,000 is attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

Condensed financial information for the joint venture in which the Partnership held an interest through its interest in Fund VIII-Fund IX Associates for the three months ended March 31, 2005 and 2004, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004	2005	2004	2005	2004
Fund VIII-IX-REIT Associates	$0	$0	$(15,732)	$(6,470)	$38,658	$168,810	$22,926	$162,340

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants. Strategic dispositions could occur during this phase in order to capitalize on market conditions;

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

Portfolio Overview

We are now in the holding phase of our life cycle. The Partnership now owns interests in seven assets, having sold 15253 Bake Parkway in the fourth quarter 2004 and the Alstom Power—Knoxville Building in March 2005. Our focus at this time involves maintaining the current high occupancy level within the portfolio and concentrating on re-leasing and marketing efforts that we believe will deliver the best operating performance for our investors. While ongoing operations are the primary focus during this phase, we could complete strategic asset sales if the sales capitalize on short-term market or property characteristics and meet the overall objectives of the Partnership.

The sale of the Alstom Power—Knoxville Building was a great start for 2005. The gross sale price of $12,000,000 was well above the original purchase price for this asset. We also announced the first distribution of net sale proceeds to the limited partners, scheduled for the second quarter 2005, totaling approximately $2,850,000 from the sale of 15253 Bake Parkway, as well as a portion of the early lease termination payment from Cirrus Logic, Inc., the sole tenant, at 305 Interlocken Parkway.

While the portfolio currently enjoys a relatively high occupancy level, we do face some near-term leasing issues that may negatively affect our operating performance. The 305 Interlocken Parkway property is currently vacant, and the lease of the sole tenant of the Ohmeda Building expires in April 2005. While these leasing challenges may impact performance, we are aggressively working with existing and potential tenants in these markets to minimize the negative effects as much as possible, as evidenced by our recent leasing successes.

The first quarter 2005 annualized operating distribution rate to the Class A unit holders was 5.0%, after reserving distributions in the prior quarter. The General Partners anticipate that future operating distributions may be reserved or remain low as the Partnership absorbs its pro-rata share of several additional capital needs, including leasing the remaining vacant space at 360 Interlocken Building and the re-leasing of the Ohmeda Building. As the outcome of the leasing efforts become known, we will evaluate if distributions of the remaining net sale proceeds from 15253 Bake Parkway and the Alstom Power—Knoxville Building sales are appropriate.

Property Summary

Information related to the properties owned by the Joint Ventures follows:

•	The U.S. Cellular Building, located in Madison, Wisconsin, is 100% leased through May 2007.

•	The AT&T—Texas Building is currently 100% leased through July 2011.

•	305 Interlocken Parkway is located in the Broomfield submarket of Denver, Colorado. Based on concerns over the tenant’s long-term viability, we negotiated a lease termination with the tenant in August 2004. The tenant paid $800,000 as a reimbursement for leasing costs, $1,300,000 for future leasing costs, $500,000 for operating expenses while the property is vacant, and $1,673,000 as an additional termination fee. We are aggressively working on re-leasing this building at this time.

•	15253 Bake Parkway, located in Irvine, California, sold on December 2, 2004, following the signing of a new 10-year lease with Gambro Healthcare, Inc. The Partnership received net sale proceeds of approximately $4,527,000 from the sale, and approximately $238,000 has been used to fund the Partnership’s pro-rata share of the re-leasing costs. We are planning to distribute approximately $2,488,000 of these proceeds to the limited partners in the second quarter 2005. The remaining proceeds have been reserved as we review the potential capital needs at the remaining properties in the Fund.

•	The 360 Interlocken Building is also located in Broomfield, outside Denver. The majority of this building is leased to GAIAM, Inc. through May 2008, now that we have successfully extended its lease for three years. We recently signed two new leases that will increase the building occupancy to 93% in the first quarter 2005. We also continue to pursue tenants for the remaining vacancy at this property.

•	The Avaya Building in Oklahoma City, Oklahoma, is 100% leased through January 2008.

•	The Iomega Building, located in Ogden, Utah, outside Salt Lake City, is 100% leased through April 2009.

•	The Ohmeda Building is located in Louisville, Colorado, adjacent to the Broomfield submarket. The lease for this property expires in April 2005, and we are focused on lease negotiations for this asset.

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

Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that own interests in properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. The properties within these funds will generally face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering prices to compensate for existing or pending vacancies.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $2,385,008 and $439,727 for the three months ended March 31, 2005 and 2004, respectively. The 2005 increase is primarily attributable to the gain recognized on the sale of the Alstom Power—Knoxville Building in the first quarter of 2005, partially offset by (i) a decrease in depreciation expense for all buildings owned through the Joint Ventures due to changing the estimated weighted-average composite useful life from 25 years to 40 years effective July 1, 2004, (ii) a decrease in operating income generated by Fund VIII-IX Associates as a result of the early lease termination at 305 Interlocken Parkway in August 2004, (iii) a decrease in operating income generated by Fund VIII-IX-REIT Associates as a result of the sale of 15253 Bake Parkway in December 2004, and (iv) a decrease in operating income generated by Fund IX-X-XI-REIT Associates as a result of entering into lease amendments in 2004 with the sole tenant of the Alstom Power—Knoxville Building and the majority tenant of 360 Interlocken Building to extend their lease terms at the respective current prevailing market rates, which were less than the rates previously charged.

We expect future equity in income of Joint Ventures to decrease as a result of (i) the sales of 15253 Bake Parkway and the Alstom Power—Knoxville Building, (ii) the vacancies at 305 Interlocken Parkway and 360 Interlocken Building, and (iii) the upcoming April lease expiration with the sole tenant of the Ohmeda Building.

Expenses of the Partnership

Our total expenses were $50,409 and $32,673 for the three months ended March 31, 2005 and 2004, respectively. The 2005 increase is primarily attributable to the increase in Tennessee partnership franchise and excise taxes as well as increases in administrative salaries, accounting fees, legal fees, and printing costs, substantially all of which resulted from increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements going forward.

Liquidity and Capital Resources

Our operating strategy entails funding expenses related to the recurring operations of the properties owned by the Joint Ventures with operating cash flows, and assessing the amount of remaining cash flows that will be required to fund portfolio expenses, known re-leasing costs, and other capital improvements. Any residual operating cash flows are distributed from the Joint Ventures to the Partnership, and are considered available for distribution to the limited partners. Distributions are generally paid to the limited partners quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of the Joint Ventures’ tenants to honor lease payments and our ability to assist the Joint Ventures in re-leasing space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the three months ended March 31, 2005, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $254,000, as compared to approximately $720,000 for the three months ended March 31, 2004. The 2005 decline in net operating cash flows is primarily attributable to the corresponding decline in operating distributions received from joint ventures further described below. Distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

Operating distributions from the Joint Ventures have declined primarily as a result of (i) absorbing rent abatements for the Alstom Power—Knoxville Building beginning in the fourth quarter 2004, (ii) entering into leases with the sole tenant of the Alstom Power-Knoxville Building and the majority tenant at the 360 Interlocken Building in 2004 at the respective current prevailing market rates, which were less than the rates previously charged, and (iii) funding leasing costs and capital expenditures at the 360 Interlocken Building in 2005.

Future operating distributions are expected to remain low or be reserved in order to fund our pro-rata share of anticipated leasing costs for 360 Interlocken Building, the Ohmeda Building, and 305 Interlocken Parkway. At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

We believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $447,000 as of March 31, 2005. During the remainder of 2005, our General Partners anticipate that we will be able to fund our proportionate share of capital expenditures noted above.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures, and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon net operating income generated by the Joint Ventures’ properties, less reserves, for known capital expenditures.

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

As of March 31, 2005, we have received, used, and held net proceeds from the sale of properties as presented below:

Property	Net Proceeds		Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of March 31, 2005
					Amount	Purpose
305 Interlocken Parkway	$800,000	(1)	45.2%	$361,627	$0		$0	$361,627
15253 Bake Parkway (sold in 2004)	11,892,035		38.1%	4,526,770	237,910	• Re-leasing 15253 Bake Parkway (2004)	0	4,288,860
Alstom Power—Knoxville Building (sold in 2005)	11,688,089		39.0%	4,561,931	0		0	4,561,931

				$9,450,328	$237,910		$0	$9,212,418

(1)	Represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.

Upon evaluating the capital needs of the existing properties in which we hold interests, our General Partners announced their intention to distribute net sale proceeds of approximately $2,850,000 in the second quarter of 2005 as discussed below and retain the residual balance of approximately $6,362,000 to help fund the Partnership’s pro-rata share of the anticipated costs in connection with capital improvements for the AT&T-Texas Building and 47320 Kato Road, and re-leasing 305 Interlocken Parkway and the Ohmeda Building as of March 31, 2005.

Contractual Obligations and Commitments

Distribution of Net Sale Proceeds

In December 2004, the General Partners announced their intention to distribute net sale proceeds of approximately $2,850,000 in the second quarter of 2005 to the limited partners of record as of March 31, 2005, which, under the terms of the partnership agreement, does not include limited partners acquiring units after December 31, 2004. From total net sale proceeds of approximately $9,450,000, we used approximately $238,000 to fund the Partnership’s share of re-leasing costs at 15253 Bake Parkway, intend to distribute approximately $2,850,000 to the limited partners in connection with the aforementioned distribution, and retain the residual balance of approximately $6,362,000 in reserve in order to fund future operating costs of the Partnership.

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

Related-Party Transactions

Related-Party Fees and Reimbursements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management, the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Note 3 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

Economic Dependency

We have engaged Wells Capital and its affiliates and Wells Management, to provide certain services that are essential to the Partnership, including asset management services, supervision of the management and leasing of properties owned through the Joint Ventures, asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

Wells Capital and Wells Management are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, the Partnership focuses on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, the Partnership might be required to find alternative service providers.

WREF’s net income was approximately $5.5 million for the three months ended March 31, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Investment Trust II, Inc., an affiliated real estate investment trust for which Wells Capital serves as the advisor, and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of March 31, 2005 and December 31, 2004, WREF held cash balances of approximately $16.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo F. Wells, III, our General Partner, Wells Capital, the corporate general partner of our other General Partner, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions to dismiss. The Court has not yet ruled on these pending motions. The details of both complaints are outlined below.

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against Wells Real Estate Fund I, and Wells Capital, and Leo F. Wells, III (collectively, “the General Partners of Wells Real Estate Fund I”), as well as Wells Management and Wells Investment Securities, Inc. (“WIS”) (Hendry et al. v. Leo F. Wells, III et al., Superior

Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). Wells Real Estate Fund I is a public limited partnership. The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 15, 2003. The Original Complaint alleged, among other things, that (a) the General Partners of Wells Real Estate Fund I, WIS, and Wells Real Estate Fund I negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984—September 5, 1986) of the B units to investors of Wells Real Estate Fund I by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable, or other action to protect their investments in Wells Real Estate Fund I, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (the “Complaint”) against Mr. Wells, Wells Capital, Wells Management, and Wells Real Estate Fund I (Hendry et al. v Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051 6) (the “Hendry Action”). The plaintiffs filed the Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 9, 2002. The Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I breached their fiduciary duties to the limited partners by, among other things, (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of A units and a holder of A and B units in other litigation naming Wells Real Estate Fund I as a defendant, in which other litigation the court subsequently granted summary judgment in favor of Wells Real Estate Fund I. The Complaint also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees.

The plaintiffs seek, among other remedies, the following: judgment against the General Partners of Wells Real Estate Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs and expenses. The Complaint states that Wells Real Estate Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Real Estate Fund I. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions to dismiss. The Court has not yet ruled on these pending motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of Wells Capital, Wells Management, and Mr. Wells to fulfill their respective duties under the agreements and relationships they have with us.

The Hendry Action states that Wells Real Estate Fund I is named only as a necessary defendant and that the plaintiffs are seeking no money from or relief at the expense of Wells Real Estate Fund I. Since the partnership agreement of Wells Real Estate Fund I contains no provision for advancing defense costs to the General Partners of Wells Real Estate Fund I in connection with litigation involving the partnership in instances where the plaintiffs are seeking no monetary relief from the partnership, the General Partners of Wells Real Estate Fund I,

currently Wells Capital, are funding the legal fees, costs, and expenses relating to this litigation. As of March 31, 2005, Wells Capital had incurred approximately $215,000 in legal fees, costs, and expenses related to defending the Hendry Action. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote.

Conflicts of Interest

Our General Partners are also general partners of other affiliated public limited partnerships (the “Wells Real Estate Funds”). In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains residual interests. As such, there may exist conflicts of interest whereby the General Partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with us with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which should protect us from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that we would be able to replace existing leases with new leases at higher base rental rates.

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

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of its depreciable assets. Management considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. We expect that the estimated useful lives of the Joint Ventures’ assets by class will be as follows:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant improvements	Lease term

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to our net income for the three months ended March 31, 2005. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets held as of March 31, 2005.

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

American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act will apply to entities such as the Partnership. However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provides relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, based on a strict reading of the Act, beginning in 2005 and thereafter, future passive losses allocable to Class B limited partners may only be used to offset passive income generated from the same property or within the same fund.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended March 31, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2005.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended March 31, 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended March 31, 2005.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The Exhibits required to be filed with this report are set forth on the Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IX, L.P. (Registrant)

By: WELLS PARTNERS, L.P. (General Partner)

By: WELLS CAPITAL, INC. (Corporate General Partner)

May 13, 2005	/s/ LEO F. WELLS, III Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.
May 13, 2005	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND IX, L.P.

Exhibit No.	Description

10.1	Purchase and Sale Agreement for the Alstom Power—Knoxville Building

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002