Form 10-Q
period 2006-06-30
WELLS REAL ESTATE FUND IX LP
filed 2006-08-11
CIK 929921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006 or

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND IX, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership’s results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND IX, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) June 30, 2006	December 31, 2005
Investment in joint ventures	$16,827,332	$16,900,076
Cash and cash equivalents	1,299,919	1,422,651
Due from joint ventures	482,786	247,721
Other assets	4,400	0

Total assets	$18,614,437	$18,570,448

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable and accrued expenses	$17,642	$55,427
Due to affiliates	6,502	9,914
Partnership distributions payable	297,601	280,915

Total liabilities	321,745	346,256

PARTNERS’ CAPITAL:
Limited partners:
Class A – 3,259,190 units issued and outstanding	18,292,007	18,224,192
Class B – 240,810 units issued and outstanding	0	0
General partners	685	0

Total partners’ capital	18,292,692	18,224,192

Total liabilities and partners’ capital	$18,614,437	$18,570,448

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2006	2005	2006	2005
EQUITY IN INCOME OF JOINT VENTURES	$362,202	$211,468	$743,434	$2,596,476

EXPENSES:
Partnership administration	35,880	53,781	82,610	90,198
Legal and accounting fees	12,400	10,800	31,790	24,792

Total expenses	48,280	64,581	114,400	114,990

INTEREST AND OTHER INCOME	15,424	37,803	34,669	52,316

NET INCOME	$329,346	$184,690	$663,703	$2,533,802

NET INCOME ALLOCATED TO:
CLASS A LIMITED PARTNERS	$329,029	$66,817	$663,018	$1,244,026

CLASS B LIMITED PARTNERS	$0	$117,873	$0	$1,289,776

GENERAL PARTNERS	$317	$0	$685	$0

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.10	$0.02	$0.20	$0.38

CLASS B	$0.00	$0.49	$0.00	$5.26

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	3,259,190	3,258,908	3,259,190	3,254,780

CLASS B	240,810	241,092	240,810	245,220

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, DECEMBER 31, 2004	3,241,093	$24,078,635	258,907	$345,447	$ 0	$24,424,082

Class A conversion elections	(2,763)	(19,841)	2,763	19,841	0	0
Class B conversion elections	20,860	63,080	(20,860)	(63,080)	0	0
Net income	0	1,247,584	0	1,659,344	0	2,906,928
Distributions of operating cash flow ($0.31 per weighted-average Class A Unit)	0	(1,006,821)	0	0	0	(1,006,821)
Distributions of net sale proceeds ($1.88 and $8.07 per weighted-average Class A Unit and Class B Unit, respectively)	0	(6,138,445)	0	(1,961,552)	0	(8,099,997)

BALANCE, DECEMBER 31, 2005	3,259,190	18,224,192	240,810	0	0	18,224,192

Net income	0	663,018	0	0	685	663,703
Distributions of operating cash flow ($0.18 per weighted-average Class A Unit)	0	(595,203)	0	0	0	(595,203)

BALANCE, JUNE 30, 2006	3,259,190	$18,292,007	240,810	$0	$685	$18,292,692

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$663,703	$2,533,802
Operating distributions received from joint ventures	581,113	617,317
Adjustments to reconcile net income to net cash provided by operating activities
Equity in income of joint ventures	(743,434)	(2,596,476)
Changes in assets and liabilities:
Increase in other assets	(4,400)	0
(Decrease) increase in accounts payable and accrued expenses	(37,785)	14,705
(Decrease) increase in due to affiliates	(3,412)	2,275

Net cash provided by operating activities	455,785	571,623

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	0	4,543,704
Investment in joint ventures	0	(142,747)

Net cash provided by investing activities	0	4,400,957

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sales proceed distributions paid to limited partners	0	(2,849,998)
Operating distributions paid to limited partners	(578,517)	(406,331)

Net cash used in financing activities	(578,517)	(3,256,329)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(122,732)	1,716,251

CASH AND CASH EQUIVALENTS, beginning of period	1,422,651	4,714,150

CASH AND CASH EQUIVALENTS, end of period	$1,299,919	$6,430,401

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$297,601	$319,575

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

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

1. US Cellular Building

    A four-story office building located

    in Madison, Wisconsin

2. AT&T – Texas Building

    A one-story office building located

    in Farmers Branch, Texas

3. 305 Interlocken Parkway

    A two-story office building located

    in Broomfield, Colorado

Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)	• Fund VIII–IX Associates • Wells Operating Partnership, L.P.(1)	No properties owned during the periods presented.

Joint Venture	Joint Venture Partners	Properties
The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Wells Operating Partnership, L.P.(1)

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

Wells Real Estate Fund VIII, L.P., Wells Real Estate Fund X, L.P, and Wells Real Estate Fund XI, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

On March 15, 2005, Fund IX-X-XI-REIT Associates sold the Alstom Power – Knoxville Building to an unrelated third party for a gross sales price of $12,000,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4,546,000 and was allocated a gain of approximately $1,964,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Other Assets

As of June 30, 2006, other assets is comprised of interest income receivable.

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

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then, to any partner having a positive balance in his capital account in an amount not to exceed such positive balance; and (c) thereafter, to the General Partners.

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

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and six months ended June 30, 2006 and 2005, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund VIII-IX Associates	$1,141,871	$ 672,742	$708,250	$124,318	$0	$ 0	$708,250	$124,318
Fund IX-X-XI-REIT Associates	588,566	866,967	107,734	446,434	0	(48,612)	107,734	397,822

	$1,730,437	$1,539,709	$815,984	$570,752	$0	$(48,612)	$815,984	$522,140

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund VIII-IX Associates	$2,310,249	$1,411,225	$1,441,864	$ 505,443	$0	$ 0	$1,441,864	$ 505,443
Fund IX-X-XI-REIT Associates	1,174,633	1,777,569	234,851	897,016	0	5,170,016	234,851	6,067,032

	$3,484,882	$3,188,794	$1,676,715	$1,402,459	$0	$5,170,016	$1,676,715	$6,572,475

Condensed financial information for the joint venture in which the Partnership held an interest through its interest in Fund VIII-IX Associates for the three months and six months ended June 30, 2006 and 2005, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Loss From Discontinued Operations		Net Loss
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund VIII-IX-REIT Associates	$400	$0	$(3,573)	$(4,201)	$937	$(198,856)	$(2,636)	$(203,057)

	Total Revenues		Loss From Continuing Operations		Loss From Discontinued Operations		Net Loss
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund VIII-IX-REIT Associates	$1,237	$0	$(7,972)	$(19,933)	$937	$(160,198)	$(7,035)	$(180,131)

The Partnership allocates operating income (loss) and gain (loss) on the sale of properties generated by the Joint Ventures to its Class A and Class B limited partners pursuant to the respective partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Operating Income	Gain on Sale	Total	Operating Income	Gain (loss) on Sale		Total
Fund VIII-IX Associates	$ 0	$0	$ 0	$ 0	$ 0		$ 0
Fund VIII-IX-REIT Associates	937	0	937	33,451	(193,649	)(1)	(160,198)
Fund IX-X-XI-REIT Associates	0	0	0	142,754	5,027,262		5,170,016

	$937	$0	$937	$176,205	$4,833,613		$5,009,818

(1)

Represents an adjustment to the gain recognized on the December 2004 sale of 15253 Bake Parkway, resulting from a change in estimate of the amount of capital expenditures required to be funded by Fund VIII-IX-REIT Associates pursuant to the purchase and sale agreement.

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2006 and December 31, 2005 represents operating cash flow generated by the Joint Ventures for the three months ended June 30, 2006 and December 31, 2005, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. Accordingly, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $25,206 and $20,763 for the three months ended June 30, 2006 and 2005, respectively, and $53,491 and $57,859 for the six months ended June 30, 2006 and 2005, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $20,444 and $28,175 for the three months ended June 30, 2006 and 2005, respectively, and $42,239 and $55,317 for the six months ended June 30, 2006 and 2005, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof on a monthly basis. As of June 30, 2006 and December 31, 2005, due to affiliates balances represent administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

Economic Dependency

We have engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities for us including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital and Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of June 30, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

5.	COMMITMENTS AND CONTINGENCIES

The Partnership and its General Partners are from time to time a party to legal proceedings, which arise in the ordinary course of its business. The Partnership is not currently involved in any legal proceedings of which the outcome is reasonable likely to have a material adverse effect on results of operations or financial condition. The Partnership is not aware of any legal proceedings contemplated by governmental authorities.

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

With the completion of the Flextronics International USA, Inc. (“Flextronics”) lease at 305 Interlocken Parkway, six of the properties are now 100% leased. However, we are facing some near-term leasing issues that may negatively affect our future operating performance since 1315 West Century Drive is currently vacant. We are aggressively working with prospective tenants in this market to minimize the negative financial impact, as evidenced by the execution of the aforementioned lease.

The second quarter 2006 operating distributions to limited partners remained consistent with the level paid in the previous quarter. We anticipate that operating distributions will remain low or be reserved in the near-term as we fund our pro-rata share of the anticipated capital improvements for the AT&T – Texas Building and 1315 West Century Drive and anticipated re-leasing costs for the US Cellular Building and 1315 West Century Drive. Once the details surrounding the extent of the capital requirements become known, the General Partners will evaluate if distributions of the remaining net sale proceeds from the Alstom Power – Knoxville Building sale would be appropriate.

Property Summary

As we continue to operate in the holding phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As we move into the positioning-for-sale and disposition-and-liquidation phases, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and to minimize contingencies and our post-closing involvement with the buyer.

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

•

The 360 Interlocken Building is located in the Broomfield submarket of Denver, Colorado. The majority of this building is leased to GAIAM, Inc. through May 2008. During the second quarter of 2006, we signed a new lease increasing the building occupancy to 100%.

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

Short-Term Liquidity

During the six months ended June 30, 2006, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $456,000, as compared to approximately $572,000 for the six months ended June 30, 2005. The 2006 decline in net operating cash flows is primarily attributable to (i) payment of additional accrued Tennessee partnership franchise and excise taxes in the first quarter of 2006 as a result of the gain recognized on the sale of the Alstom Power – Knoxville Building in 2005, and (ii) a decline in operating distributions received from joint ventures further described below. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

Operating distributions from the Joint Ventures have declined primarily as a result of (i) a decrease in cash flows due to the sale of the Alstom Power – Knoxville Building in March 2005, (ii) funding leasing costs and capital expenditures at the 360 Interlocken Building, and (iii) a decrease in cash flows due to the expiration of the lease of the sole tenant at 1315 West Century Drive in April 2005.

Future operating distributions from the Joint Ventures are expected to decline in order to fund our pro-rata share of anticipated capital improvements for the AT&T – Texas Building and 1315 West Century Drive and anticipated re-leasing costs for the US Cellular Building and 1315 West Century Drive. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

We believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $322,000 as of June 30, 2006. Our General Partners anticipate using operating cash flow and net sale proceeds to fund our proportionate share of capital expenditures noted above over the next twelve months.

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

As of June 30, 2006, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property	Net Sale Proceeds		Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2006	Undistributed Net Sale Proceeds as of June 30, 2006
					Amount	Purpose

305 Interlocken Parkway (early termination in 2004)	$ 800,000	(1)	45.2%	$ 361,626	$ 0	–	$ 361,626	$ 0

15253 Bake Parkway (sold in 2004)	11,892,035		38.1%	4,526,770	237,910	• Re-leasing 15253 Bake Parkway (2004)	4,288,860	0

Alstom Power – Knoxville Building (sold in 2005)	11,646,089		39.0%	4,545,538	0	–	3,449,511	1,096,027

				$9,433,934	$237,910		$8,099,997	$1,096,027

(1)	Represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have estimated that reserves of net sale proceeds of approximately $1,096,000 will be required to fund the Partnership’s pro-rata share of the anticipated costs in connection with capital improvements for the AT&T – Texas Building and 1315 West Century Drive and the anticipated re-leasing costs for the US Cellular Building and 1315 West Century Drive.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $362,202 and $211,468 for the three months ended June 30, 2006 and 2005, respectively. The increase for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, is primarily attributable to (i) additional lease termination income recognized in the second quarter of 2006 as a result of satisfying the remaining conditions of a termination agreement with a tenant previously in occupancy at 305 Interlocken Parkway, partially offset by (ii) a decline in operating income due to the expiration of the lease for the sole tenant of 1315 West Century Drive in April 2005.

Equity in income of Joint Ventures was $743,434 and $2,596,476 for the six months ended June 30, 2006 and 2005, respectively. The decrease for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, is primarily attributable to (i) the gain recognized on the sale of the Alstom Power – Knoxville Building in March 2005, (ii) a decline in operating income due to the aforementioned sale, and (iii) a decline in operating income due to the expiration of the lease for the sole tenant at 1315 West Century Drive in April 2005, partially offset by (iv) additional lease termination income recognized in the second quarter of 2006 as a result of satisfying the remaining conditions of a termination agreement with a tenant previously in occupancy at 305 Interlocken Parkway.

We expect equity in income of Joint Ventures to increase slightly going forward as a result of increased occupancy at the 360 Interlocken Building.

Expenses

Our total expenses were $48,280 and $64,581 for the three months ended June 30, 2006 and 2005, respectively. The decrease for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, is primarily attributable to (i) a decline in administrative costs relative to the decrease in the size of the portfolio as a result of the sales of properties, (ii) a decline in Tennessee partnership franchise and excise taxes due to the 2005 sale of the sole Tennessee property, the Alstom Power – Knoxville Building, partially offset by (iii) an increase in accounting fees.

Our total expenses were $114,400 and $114,990 for the six months ended June 30, 2006 and 2005, respectively. Expenses remained stable primarily due to (i) a decline in administrative costs relative to the decrease in the size of the portfolio as a result of the sales of properties, (ii) a decline in Tennessee partnership franchise and excise taxes, partially offset by (iii) increases in legal and accounting fees and printing costs resulting from increased expenses relating to compliance with reporting and regulatory requirements.

We anticipate decreases in our partnership administration expenses in future periods resulting from the aforementioned decrease in Tennessee partnership franchise and excise taxes, partially offset by increased costs relating to compliance with reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $15,424 and $37,803 for the three months ended June 30, 2006 and 2005, respectively, and $34,669 and $52,316 for the six months ended June 30, 2006 and 2005, respectively. The decreases are primarily a result of (i) a decrease in the average amount of net sale proceeds held during 2006 as a result of the May 2005 and November 2005 net sale proceeds distributions, partially offset by (ii) an increase in the daily interest yield.

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

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of our depreciable assets. Management considers the period of future benefit of the assets to determine the appropriate useful lives. These assessments have a direct impact on net income. We expect that the estimated useful lives of the Joint Ventures’ assets by class will be as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of the real estate assets held as of June 30, 2006.

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

Potential Tax Impact on Limited Partners Holding Class B Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If Section 470 were deemed to apply to the Partnership, passive losses allocable to limited partners holding Class B Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the same partnership. In March 2005, the Internal Revenue Service (“IRS”) announced that the IRS would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners, and in December 2005, the IRS extended the period for transitional relief through the 2005 tax year. In addition, pursuant to Section 403(ff) of the Gulf Opportunity Zone Act of 2005, the effective date provisions regarding the applicability of Section 470 were amended to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 will apply only to property acquired after March 12, 2004. Since the Partnership acquired all of its properties prior to March 12, 2004, and is not expected to acquire interests in any additional properties in the future, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership; however, due to the uncertainties and lack of guidance relating to this provision, it is unclear as to whether the acquisition of a limited partnership interest in the Partnership after the March 12, 2004 effective date may be deemed to be an acquisition of property within the meaning of the effective date provisions of Section 470.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, our corporate General Partner, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as defined in rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer of Wells Capital concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2006, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2006.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2006.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IX, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

August 10, 2006	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 10, 2006	/s/ DOUGLAS P. WILLIAMS
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