Form 10-Q
period 2006-09-30
WELLS REAL ESTATE FUND IX LP
filed 2006-11-13
CIK 929921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 or

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

Certain statements contained in this Form 10-Q of Wells Real Estate Fund IX, L.P. (the “Partnership” or the “Registrant”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership’s results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND IX, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2006	December 31, 2005
Investment in joint ventures	$16,735,046	$16,900,076
Cash and cash equivalents	1,477,334	1,422,651
Due from joint ventures	152,820	247,721
Other assets	6,167	0

Total assets	$18,371,367	$18,570,448

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$26,958	$55,427
Due to affiliates	7,764	9,914
Partnership distributions payable	297,601	280,915

Total liabilities	332,323	346,256

PARTNERS’ CAPITAL:
Limited partners:
Class A – 3,259,190 units issued and outstanding	18,039,044	18,224,192
Class B – 240,810 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	18,039,044	18,224,192

Total liabilities and partners’ capital	$18,371,367	$18,570,448

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2006	2005	2006	2005
EQUITY IN INCOME OF JOINT VENTURES	$60,522	$104,986	$803,955	$2,701,462

EXPENSES:
Partnership administration	29,472	85,138	112,082	175,335
Legal and accounting fees	6,035	24,776	37,825	49,569

Total expenses	35,507	109,914	149,907	224,904

INTEREST AND OTHER INCOME	18,939	50,105	53,608	102,421

NET INCOME	$43,954	$45,177	$707,656	$2,578,979

NET INCOME (LOSS) ALLOCATED TO:
CLASS A LIMITED PARTNERS	$44,639	$64,434	$707,656	$1,308,461

CLASS B LIMITED PARTNERS	$0	$(19,257)	$0	$1,270,518

GENERAL PARTNERS	$(685)	$0	$0	$0

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.01	$0.02	$0.22	$0.40

CLASS B	$0.00	$(0.08)	$0.00	$5.21

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	3,259,190	3,259,190	3,259,190	3,256,250

CLASS B	240,810	240,810	240,810	243,750

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2004	3,241,093	$24,078,635	258,907	$345,447	$0	$24,424,082

Class A conversion elections	(2,763)	(19,841)	2,763	19,841	0	0
Class B conversion elections	20,860	63,080	(20,860)	(63,080)	0	0
Net income	0	1,247,584	0	1,659,344	0	2,906,928
Distributions of operating cash flow ($0.31 per weighted-average Class A Unit)	0	(1,006,821)	0	0	0	(1,006,821)
Distributions of net sale proceeds ($1.88 and $8.07 per weighted-average Class A Unit and Class B Unit, respectively)	0	(6,138,445)	0	(1,961,552)	0	(8,099,997)

BALANCE, December 31, 2005	3,259,190	18,224,192	240,810	0	0	18,224,192

Net income	0	707,656	0	0	0	707,656
Distributions of operating cash flow ($0.27 per weighted-average Class A Unit)	0	(892,804)	0	0	0	(892,804)

BALANCE, September 30, 2006	3,259,190	$18,039,044	240,810	$0	$0	$18,039,044

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$707,656	$2,578,979
Operating distributions received from joint ventures	1,063,886	1,037,342
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(803,955)	(2,701,462)
Changes in assets and liabilities:
Increase in other assets	(6,167)	0
(Decrease) increase in accounts payable and accrued expenses	(28,469)	16,205
Decrease in due to affiliates	(2,150)	(100)

Net cash provided by operating activities	930,801	930,964

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	0	4,545,538
Investment in joint ventures	0	(142,747)

Net cash provided by investing activities	0	4,402,791

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sales proceed distributions paid to limited partners	0	(2,849,998)
Operating distributions paid to limited partners	(876,118)	(725,905)

Net cash used in financing activities	(876,118)	(3,575,903)

NET INCREASE IN CASH AND CASH EQUIVALENTS	54,683	1,757,852

CASH AND CASH EQUIVALENTS, beginning of period	1,422,651	4,714,150

CASH AND CASH EQUIVALENTS, end of period	$1,477,334	$6,472,002

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$297,601	$0

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

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

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable interest entities under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable

Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Other Assets

As of September 30, 2006, other assets is comprised of interest income receivable.

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

•

To limited partners holding units, which at any time have been treated as Class B Units, until such limited partners have received an amount necessary to equal the net cash available for distribution previously received by the limited partners holding Class A Units on a per-unit basis;

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

Impairment of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and will be effective for the Partnership beginning December 31, 2006. The Partnership is currently assessing provisions and evaluating the financial statement impact of SAB No. 108 on its financial statements.

3.	INVESTMENT IN JOINT VENTURES

Impairment of Real Estate Assets

Fund IX-X-XI-REIT Associates reevaluated the recoverability of the carrying value of 1315 West Century Drive pursuant to the Partnership’s policy for evaluating and accounting for the impairment of real estate assets described above. Fund IX-X-XI-REIT Associates determined that the carrying value of the real estate assets of 1315 West Century Drive was not recoverable, as compared to the estimated fair value, primarily as a result of reducing the estimated holding period of such assets. Accordingly, Fund IX-X-XI-REIT Associates reduced the carrying value of its real estate assets to the estimated fair value by recognizing an impairment loss of approximately $354,000 during the third quarter in 2006, of which approximately $138,000 is allocable to the Partnership. This impairment loss is included in income (loss) from continued operations for the three months and nine months ended September 30, 2006 in the table below.

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and nine months ended September 30, 2006 and 2005, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund VIII-IX Associates	$ 715,687	$ 616,950	$ 264,734	$169,048	$0	$ 0	$ 264,734	$169,048
Fund IX-X-XI-REIT Associates	593,187	567,832	(151,540)	66,057	0	7,145	(151,540)	73,202

	$1,308,874	$1,184,782	$ 113,194	$235,105	$0	$7,145	$ 113,194	$242,250

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund VIII-IX Associates	$3,025,936	$2,028,175	$1,706,598	$ 674,491	$0	$ 0	$1,706,598	$ 674,491
Fund IX-X-XI-REIT Associates	1,767,820	2,345,401	83,312	963,073	0	5,177,161	83,312	6,140,234

	$4,793,756	$4,373,576	$1,789,910	$1,637,564	$0	$5,177,161	$1,789,910	$6,814,725

Condensed financial information for the joint venture in which the Partnership held an interest through its interest in Fund VIII-IX Associates for the three months and nine months ended September 30, 2006 and 2005, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Loss From Discontinued Operations		Net Loss
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund VIII-IX-REIT Associates	$198	$0	$(9,076)	$(4,373)	$(18,055)	$(1,192)	$(27,131)	$(5,565)

	Total Revenues		Loss From Continuing Operations		Loss From Discontinued Operations		Net Loss
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund VIII-IX-REIT Associates	$1,435	$0	$(17,048)	$(19,758)	$(17,118)	$(165,939)	$(34,166)	$(185,697)

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Operating Loss	Gain on Sale	Total	Operating Income	Gain (loss) on Sale		Total
Fund VIII-IX Associates	$ 0	$0	$ 0	$ 0	$ 0		$ 0
Fund VIII-IX-REIT Associates	(17,118)	0	(17,118)	31,819	(197,758	)(1)	(165,939)
Fund IX-X-XI-REIT Associates	0	0	0	145,199	5,031,962		5,177,161

	$(17,118)	$0	$(17,118)	$177,018	$4,834,204		$5,011,222

(1)

Represents an adjustment to the gain recognized on the December 2004 sale of 15253 Bake Parkway, resulting from a change in estimate of the amount of capital expenditures required to be funded by Fund VIII-IX-REIT Associates pursuant to the purchase and sale agreement.

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2006 and December 31, 2005 represents operating cash flow generated by the Joint Ventures for the three months ended September 30, 2006 and December 31, 2005, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $25,049 and $26,311 for the three months ended September 30, 2006 and 2005, respectively, and $78,540 and $84,168 for the nine months ended September 30, 2006 and 2005, respectively.

Administration Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $22,159 and $23,669 for the three months ended September 30, 2006 and 2005, respectively, and $64,398 and $78,986 for the nine months ended September 30, 2006 and 2005, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof on a monthly basis. As of September 30, 2006 and December 31, 2005, due to affiliates balances represent administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of September 30, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

5.	COMMITMENTS AND CONTINGENCIES

The Partnership and its General Partners are from time to time a party to legal proceedings, which arise in the ordinary course of its business. The Partnership is not currently involved in any legal proceedings of which the outcome is reasonably possible to have a material adverse effect on results of operations or financial condition. The Partnership is not aware of any legal proceedings contemplated by governmental authorities.

6.	SUBSEQUENT EVENT

On November 7, 2006, Fund IX-X-XI-REIT Associates entered into a purchase and sale agreement to sell 1315 West Century Drive to an unaffiliated third party. The completion of this transaction is currently subject to, among other things, a due diligence period expiring on December 7, 2006. Accordingly, there are no assurances that this sale will be completed. If the transaction progresses, the Partnership believes the closing of this transaction is likely to occur during the fourth quarter of 2006.

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

During the third quarter of 2006, Fund VIII-IX Associates completed a lease amendment with United States Cellular Operating Company (“US Cellular”), the sole tenant at the US Cellular Building, that (i) extends the termination date of the lease from May 31, 2007 to January 31, 2013, (ii) allows for a seven-month rental abatement period commencing July 1, 2006 through January 31, 2007, (iii) reduces the contract rental rate following the rental abatement period, and (iv) reduces the square footage leased from approximately 102,000 square feet to approximately 75,000 square feet commencing January 1, 2007. We believe securing the additional lease term with a creditworthy tenant paves the way for the ultimate sale of the property once the remaining vacant space is leased.

The third quarter 2006 operating distributions to limited partners remained consistent with the level paid in the previous quarter. We anticipate that operating distributions will remain low or be reserved in the near-term as a result of funding our remaining pro-rata share of re-leasing costs and absorbing the free rental period through

January 2007 at the US Cellular Building. Once the details surrounding the extent of the capital requirements become known, the General Partners will evaluate if distributions of the remaining net sale proceeds from the Alstom Power – Knoxville Building sale would be appropriate.

Property Summary

As we continue to operate in the holding phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property-level costs, and portfolio costs. As we move into the positioning-for-sale and disposition-and-liquidation phases, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and to minimize contingencies and our post-closing involvement with the buyer.

Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The 15253 Bake Parkway building sold on December 2, 2004.

•	The Alstom Power – Knoxville Building sold on March 15, 2005.

•

The US Cellular Building is located in Madison, Wisconsin. During the third quarter of 2006, a lease amendment was signed with US Cellular that extends the lease termination date through January 2013, reduces the contract rental rate following a rental abatement period commencing July 1, 2006 through January 31, 2007, and reduces the square footage leased from approximately 102,000 square feet to approximately 75,000 square feet as of January 1, 2007. We are actively working on re-leasing the remaining approximate 27,000 square feet.

•	The AT&T – Texas Building, located in Farmer’s Branch, Texas, is 100% leased through July 2011.

•

The 305 Interlocken Parkway property is located in the Broomfield submarket of Denver, Colorado. During the fourth quarter of 2005, we signed a lease with Flextronics International USA, Inc. (“Flextronics”) for the entire building through August 2011.

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

•

The 1315 West Century Drive property is located in Louisville, Colorado, adjacent to the Broomfield submarket. The lease for this property expired in April 2005, and this property is currently vacant. This property is currently under contract for sale.

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

Short-Term Liquidity

During the nine months ended September 30, 2006, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $931,000, which was relatively stable compared to the nine months ended September 30, 2005. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

Future operating distributions from the Joint Ventures are expected to decline as a result of funding our pro-rata share of the remaining re-leasing costs for the US Cellular Building. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

We believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $332,000 as of September 30, 2006. Our General Partners anticipate using operating cash flow and net sale proceeds to fund our proportionate share of capital expenditures noted above over the next twelve months.

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

As of September 30, 2006, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2006	Undistributed Net Sale Proceeds as of September 30, 2006
Property				Amount	Purpose

305 Interlocken Parkway (early termination in 2004)	$800,000(1)	45.2%	$ 361,626	$0	–	$ 361,626	$ 0

15253 Bake Parkway (sold in 2004)	$11,892,035	38.1%	4,526,770	237,910	• Re-leasing 15253 Bake Parkway (2004)	4,288,860	0

Alstom Power – Knoxville Building (sold in 2005)	$11,646,089	39.0%	4,545,538	0	–	3,449,511	1,096,027

			$9,433,934	$237,910		$8,099,997	$1,096,027

(1)	Represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have decided to reserve the net sale proceeds on hand as of September 30, 2006 to fund our pro-rata share of the remaining re-leasing costs for the US Cellular Building.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $60,522 and $104,986 for the three months ended September 30, 2006 and 2005, respectively. The decrease for the three months ended September 30, 2006 as compared with the three months ended September 30, 2005, is primarily a result of (i) recognizing an impairment loss at 1315 West Century Drive, partially offset by (ii) a property tax refund in the third quarter of 2006 at the 360 Interlocken Building and 1315 West Century Drive as a result of receiving the final 2005 tax bill, and (iii) increasing the building occupancy at the 360 Interlocken Building to 100% in the second quarter of 2006.

Equity in income of Joint Ventures was $803,955 and $2,701,462 for the nine months ended September 30, 2006 and 2005, respectively. The decrease for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, is primarily attributable to (i) the gain recognized on the sale of the Alstom Power – Knoxville Building in March 2005, (ii) a decline in operating income resulting from the aforementioned sale, (iii) recognizing an impairment loss at 1315 West Century Drive, and (iv) a decline in operating income due to the expiration of the lease for the sole tenant at 1315 West Century Drive in April 2005, partially offset by (v) additional lease termination income recognized in the first two quarters of 2006 as a result of satisfying the remaining conditions of a termination agreement with a tenant previously in occupancy at 305 Interlocken Parkway, (vi) a property tax refund in the third quarter of 2006 at the 360 Interlocken Building and 1315 West Century Drive as a result of receiving the final 2005 tax bill, and (vii) increasing the building occupancy at the 360 Interlocken Building to 100% in the second quarter of 2006.

We expect equity in income of Joint Ventures to increase in future periods as a result of recognizing a non-recurring impairment loss at 1315 West Century Drive in the third quarter of 2006, partially offset by a lease amendment executed at the US Cellular Building, which will result in reductions in space as well as the contractual rental rate.

Expenses

Our total expenses were $35,507 and $109,914 for the three months ended September 30, 2006 and 2005, respectively, and $149,907 and $224,904 for the nine months ended September 30, 2006 and 2005, respectively. The 2006 decreases are primarily attributable to (i) a decline in administrative costs and legal fees relative to the decrease in the size of the portfolio as a result of the sales of properties, and (ii) a decline in Tennessee partnership franchise and excise taxes due to the 2005 sale of the sole Tennessee property, the Alstom Power – Knoxville Building.

We anticipate decreases in our partnership administration expenses in future periods resulting from the aforementioned decrease in Tennessee partnership franchise and excise taxes, partially offset by increased costs relating to compliance with reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $18,939 and $50,105 for the three months ended September 30, 2006 and 2005, respectively, and $53,608 and $102,421 for the nine months ended September 30, 2006 and 2005, respectively. The decreases are primarily a result of (i) a decrease in the average amount of net sale proceeds held during 2006 as a result of the May 2005 and November 2005 net sale proceeds distributions, partially offset by (ii) an increase in the daily interest yield.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. As of September 30, 2006, Fund IX-X-XI-REIT Associates recorded an impairment loss for 1315 West Century Drive of approximately $354,000, of which approximately $138,000 was allocated to the Partnership.

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

Subsequent Event

On November 7, 2006, Fund IX-X-XI-REIT Associates entered into a purchase and sale agreement to sell 1315 West Century Drive to an unaffiliated third party. The completion of this transaction is currently subject to, among other things, a due diligence period expiring on December 7, 2006. Accordingly, there are no assurances that this sale will be completed. If the transaction progresses, the Partnership believes the closing of this transaction is likely to occur during the fourth quarter of 2006.

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

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2006, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2006.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2006.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IX, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

November 13, 2006	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 13, 2006	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND IX, L.P.

EXHIBIT INDEX

TO THIRD QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND IX, L.P.

Exhibit No.	Description
10.1

Second Amendment to Lease with United States Cellular Operating Company for US Cellular Building (previously filed with the Commission as Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund VIII, L.P. for the period ending September 30, 2006, Commission File No. 0-27888, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002