Form 10-Q
period 2007-06-30
WELLS REAL ESTATE FUND IX LP
filed 2007-08-10
CIK 929921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007 or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. The Partnership’s results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND IX, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) June 30, 2007	December 31, 2006
Investment in joint ventures	$11,690,704	$13,597,213
Cash and cash equivalents	6,391,409	4,477,121
Due from joint ventures	146,113	74,414
Other assets	27,181	5,772

Total assets	$18,255,407	$18,154,520

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$13,305	$37,141
Due to affiliates	10,654	7,118
Partnership distributions payable	248,039	0

Total liabilities	271,998	44,259

PARTNERS’ CAPITAL:
Limited partners:
Class A – 3,261,390 units and 3,259,190 units issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	17,983,409	18,109,548
Class B – 238,610 units and 240,810 units issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	0	0
General partners	0	713

Total partners’ capital	17,983,409	18,110,261

Total liabilities and partners’ capital	$18,255,407	$18,154,520

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2007	2006	2007	2006

EQUITY IN INCOME OF JOINT VENTURES	$96,826	$362,202	$302,801	$743,434

EXPENSES:
General and administrative	47,771	48,280	89,775	114,400

INTEREST AND OTHER INCOME	81,111	15,424	156,166	34,669

NET INCOME	$130,166	$329,346	$369,192	$663,703

NET INCOME (LOSS) ALLOCATED TO:
CLASS A LIMITED PARTNERS	$130,166	$329,029	$369,905	$663,018

CLASS B LIMITED PARTNERS	$0	$0	$0	$0

GENERAL PARTNERS	$0	$317	$(713)	$685

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.04	$0.10	$0.11	$0.20

CLASS B	$0.00	$0.00	$0.00	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	3,261,390	3,259,190	3,260,390	3,259,190

CLASS B	238,610	240,810	239,610	240,810

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2005	3,259,190	$18,224,192	240,810	$0	$0	$18,224,192

Net income	0	778,160	0	0	713	778,873
Distributions of operating cash flow ($0.27 per weighted-average Class A Unit)	0	(892,804)	0	0	0	(892,804)

BALANCE, December 31, 2006	3,259,190	18,109,548	240,810	0	713	18,110,261

Class B conversion elections	2,200	0	(2,200)	0	0	0
Net income (loss)	0	369,905	0	0	(713)	369,192
Distributions of operating cash flow ($0.15 per weighted-average Class A Unit)	0	(496,044)	0	0	0	(496,044)

BALANCE, June 30, 2007	3,261,390	$17,983,409	238,610	$0	$0	$17,983,409

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$369,192	$663,703
Operating distributions received from joint ventures	308,969	581,113
Adjustments to reconcile net income to net cash provided by operating activities
Equity in income of joint ventures	(302,801)	(743,434)
Changes in assets and liabilities:
Increase in other assets	(21,409)	(4,400)
Decrease in accounts payable and accrued expenses	(23,836)	(37,785)
Increase (decrease) in due to affiliates	3,536	(3,412)

Net cash provided by operating activities	333,651	455,785

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	1,828,642	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(248,005)	(578,517)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,914,288	(122,732)

CASH AND CASH EQUIVALENTS, beginning of period	4,477,121	1,422,651

CASH AND CASH EQUIVALENTS, end of period	$6,391,409	$1,299,919

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$248,039	$297,601

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007 (unaudited)

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund IX, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. (“Wells Partners”), a Georgia nonpublic limited partnership, serving as its general partners (collectively, the “General Partners”). Wells Capital, Inc. (“Wells Capital”) serves as the corporate general partner of Wells Partners. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc (“WREF”). Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of WREF. The Partnership was formed on August 15, 1994 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elected to have their units treated as Class A Units or Class B Units. Limited partners shall have the right to change their prior elections to have some or all of their units treated as Class A or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

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

4. 360 Interlocken Building

A three-story office building located in Broomfield, Colorado

5. Avaya Building

A one-story office building located in Oklahoma City, Oklahoma

6. Iomega Building(2)

A single-story warehouse and office building located in Ogden, Utah

7. 1315 West Century Drive(3)

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

On December 22, 2006, Fund IX-X-XI-REIT Associates sold 1315 West Century Drive to an unrelated third party for a gross sale price of $8,325,000. As a result of the sale, Fund IX-X-XI-REIT Associates received net sale proceeds of approximately $8,060,000, of which approximately $3,146,000 was distributed to the Partnership. As of September 30, 2006, Fund IX-X-XI-REIT Associates recognized an impairment loss of approximately $354,000 in order to reduce the carrying value of 1315 West Century Drive to its estimated fair value, less costs to sell, and recognized an additional loss on sale of approximately $148,000. Approximately $138,000 and $58,000 of the impairment loss and loss on sale were allocable to the Partnership, respectively.

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

Other Assets

As of June 30, 2007 and December 31, 2006, other assets is comprised of interest income receivable.

Distributions of Net Cash from Operations

Net cash from operations, if available, is generally distributed quarterly to the limited partners as follows:

•

First, to all limited partners holding Class A Units on a per-unit basis until such limited partners have received distributions equal to a 10% per annum return on their respective net capital contributions, as defined.

•	Second, to the General Partners until the General Partners have received distributions equal to 10% of the total cumulative distributions paid by the Partnership.

•	Third, to the limited partners holding Class A Units on a per-unit basis and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions of net cash from operations will be made to limited partners holding Class B Units.

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

Recent Accounting Pronouncements

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. SOP 07-1 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently in the process of evaluating the provisions of SOP 07-1 and related impact on its financial statements and accompanying notes.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,

Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Partnership is currently assessing these provisions and evaluating the financial impact of SFAS No. 159 on its financial statements, however, it is not currently planning to adopt the fair value option in 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing these provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

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

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and six months ended June 30, 2007 and 2006, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund VIII-IX Associates	$585,756	$1,141,871	$142,930	$708,250	$0	$0	$142,930	$708,250
Fund IX-X-XI-REIT Associates	366,980	383,797	93,215	123,425	(10,673)	(15,691)	82,542	107,734

	$952,736	$1,525,668	$236,145	$831,675	$(10,673)	$(15,691)	$225,472	$815,984

	Total Revenues		Income From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund VIII-IX Associates	$1,190,657	$2,310,249	$323,452	$1,441,864	$0	$0	$323,452	$1,441,864
Fund IX-X-XI-REIT Associates	751,911	767,588	202,714	249,689	198,485	(14,838)	401,199	234,851

	$1,942,568	$3,077,837	$526,166	$1,691,553	$198,485	$(14,838)	$724,651	$1,676,715

Condensed financial information for the joint venture in which the Partnership held an interest through its interest in Fund VIII-IX Associates for the three months and six months ended June 30, 2007 and 2006, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Loss
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund VIII-IX-REIT Associates	$0	$400	$0	$(3,573)	$0	$937	$0	$(2,636)

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Loss
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund VIII-IX-REIT Associates	$0	$1,237	$0	$(7,972)	$0	$937	$0	$(7,035)

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Operating Income	Gain on Sale	Total	Operating Income	Gain (loss) on Sale	Total
Fund VIII-IX Associates	$0	$0	$0	$0	$0	$0
Fund VIII-IX-REIT Associates	0	0	0	937	0	937
Fund IX-X-XI-REIT Associates	27,064	171,421	198,485	(14,838)	0	(14,838)

	$27,064	$171,421	$198,485	$(13,901)	$0	$(13,901)

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2007 and December 31, 2006 represents operating cash flow generated by the Joint Ventures for the three months ended June 30, 2007 and December 31, 2006, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis

(ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $22,898 and $24,510 for the three months ended June 30, 2007 and 2006, respectively, and $43,267 and $52,487 for the six months ended June 30, 2007 and 2006, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $24,913 and $20,444 for the three months ended June 30, 2007 and 2006, respectively, and $48,031 and $42,239 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007 and December 31, 2006, due to affiliates balances represent administrative reimbursements due to Wells Capital and/or Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Wells REIT. As of June 30, 2007, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Wells REIT filed a putative class action and derivative complaint, Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Wells REIT, Leo F. Wells, III, one of our general partners, Wells Capital, the corporate general partner of Wells Partners, our other general partner, Wells Management, our property manager, certain affiliates of WREF, the directors of Wells REIT, and certain individuals who formerly served as officers and directors of Wells REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Wells REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Wells REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. The plaintiff filed an amended class action and derivative complaint on June 27, 2007. The amended complaint attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Wells REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Wells REIT. The defendants have until August 13, 2007 to respond. On July 9, 2007, the court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction, noting that the alleged conduct could be evaluated through the “normal path of litigation.” Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

The sales of the Alstom Power – Knoxville Building, 1315 West Century Drive, and the Iomega Building generated total net sale proceeds to the Partnership of approximately $9.5 million of which approximately $3.4 million has previously been distributed to the limited partners through June 30, 2007. The General Partners have determined that residual net sales proceeds of approximately $1.0 million will be held in reserve to fund anticipated re-leasing costs for the US Cellular Building. Accordingly, in August 2007, net sale proceeds of approximately $5.1 million from the aforementioned property sales were distributed to the limited partners of record as of June 30, 2007, which under the terms of the partnership agreement does not include limited partners acquiring units after March 31, 2007.

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

Portfolio Overview

We are currently in the holding phase of our life cycle. We now own interests in five assets, following the sale of the Iomega Building in the first quarter of 2007. This sale provided us the opportunity to avoid substantial re-leasing costs. While the Iomega Building was leased through April 2009, the tenant was not occupying the building and re-leasing the building following the known vacancy would have involved considerable costs, both in terms of re-leasing costs and lost revenue during the downtime. Our focus at this time involves increasing the occupancy level within our portfolio and concentrating on re-leasing and marketing efforts that we believe will deliver the best operating performance for our limited partners.

The second quarter 2007 operating distributions to limited partners remained consistent with the level paid in the previous quarter. We anticipate that operating distributions will remain low in the near-term as a result of funding our pro-rata share of anticipated re-leasing costs and absorbing rental abatement periods at the US Cellular Building.

In August 2007, the General Partners distributed net sale proceeds of approximately $5.1 million to the limited partners from the sales of Alstom Power – Knoxville Building, 1315 West Century Drive, and the Iomega Building. Once the details surrounding the timing of the capital requirements and the potential sales of the properties become known, the General Partners will evaluate if distributions of the remaining net sale proceeds would be appropriate.

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

•

The US Cellular Building is located in Madison, Wisconsin. During the second quarter of 2007, a lease amendment was signed with United States Cellular Operating Company (“US Cellular”) that extends the lease termination date to April 2013. US Cellular occupies approximately 73% of the building. We are actively working on re-leasing the remaining vacant space.

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

Short-Term Liquidity

During the six months ended June 30, 2007, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $334,000. During 2007, we used such operating distributions to fund operating distributions to limited partners of approximately $248,000. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate future operating distributions from the Joint Ventures may decline as we fund our pro-rata share of anticipated re-leasing costs and absorb rental abatement periods at the US Cellular Building. During 2007, we also received net proceeds of approximately $1,829,000 from the sale of the Iomega Building.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $272,000 as of June 30, 2007.

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

As of June 30, 2007, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property	Net Sale Proceeds		Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2007	Undistributed Net Sale Proceeds as of June 30, 2007
					Amount	Purpose
305 Interlocken Parkway (early termination in 2004)	$800,000	(1)	45.2%	$361,626	$0	—	$361,626	$0
15253 Bake Parkway (sold in 2004)	$11,892,035		38.1%	4,526,770	237,910	• Re-leasing 15253 Bake Parkway (2004)	4,288,860	0
Alstom Power – Knoxville Building (sold in 2005)	$11,646,089		39.0%	4,545,538	0	—	3,449,511	1,096,027
1315 West Century Drive (sold in 2006)	$8,059,625		39.0%	3,145,720	0	—	0	3,145,720
Iomega Building (sold in 2007)	$4,685,151		39.0%	1,828,642	0	—	0	1,828,642

				$14,408,296	$237,910		$8,099,997	$6,070,389

(1)	Represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have decided to reserve net sale proceeds of approximately $1.0 million. Accordingly, in August 2007, net sale proceeds of approximately $5.1 million from the sales of Alstom Power – Knoxville Building, 1315 West Century Drive, and the Iomega Building were distributed to the limited partners.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $96,826 and $362,202 for the three months ended June 30, 2007 and 2006, respectively. The decrease is primarily a result of (i) a decline in rental income as a result of a lease restructuring for the US Cellular Building, which reduced the square footage leased and the rental rate, (ii) a decline in operating income resulting from the sale of the Iomega Building in January 2007, and (iii) lease cancellation income earned in the second quarter of 2006 at 305 Interlocken Parkway, partially offset by (iv) an increase in operating income resulting from the sale of the vacant building, 1315 West Century Drive, in December 2006.

Equity in income of Joint Ventures was $302,801 and $743,434 for the six months ended June 30, 2007 and 2006, respectively. The decrease is primarily a result of (i) a decline in rental income as a result of a lease restructuring for the US Cellular Building, which reduced the square footage leased and the rental rate, (ii) the net change in operating income as a result of the aforementioned sales, and (iii) lease cancellation income earned in first six months of 2006 at 305 Interlocken Parkway, partially offset by (iv) the gain recognized from the sale of the Iomega Building in January 2007. Absent leasing activity at the US Cellular Building, we expect equity in income of Joint Ventures to remain at similar levels.

Expenses

Our total expenses were relatively stable at $47,771 for the three months ended June 30, 2007 and $48,280 for the three months ended June 30 2006.

Our total expenses were $89,775 and $114,400 for the six months ended June 30, 2007 and 2006, respectively. The decrease is primarily a result of (i) a decline in legal fees, (ii) a decline in Tennessee partnership franchise and excise taxes resulting from the sale of the sole Tennessee property, the Alstom Power – Knoxville Building incurred in the first quarter of 2006, partially offset by (iii) an increase in administrative costs. We anticipate increases in our administrative expenses in future periods resulting from increased costs relating to compliance with additional reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $81,111 and $15,424 for the three months ended June 30, 2007 and 2006, respectively, and $156,166 and $34,669 for the six months ended June 30, 2007 and 2006, respectively. The 2007 increases are primarily a result of an increase in the average amount of net sale proceeds held during the respective periods as a result of the sales of the Iomega Building in January 2007 and 1315 West Century Drive in December 2006, as well as an increase in the daily interest yield. Future levels of interest income will be largely dependent upon the level of net sale proceeds held based on the timing of future dispositions and net sale proceeds distributions to the limited partners.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of real estate assets we held as of June 30, 2007.

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

Potential Tax Impact on Limited Partners Holding Class B Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If Section 470 were deemed to apply to the Partnership, passive losses allocable to limited partners holding Class B Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the same partnership. In March 2005, the Internal Revenue Service (“IRS”) announced that it would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS extended the period for transitional relief through the 2005 tax year, and in December 2006, the IRS again extended the period for transitional relief through all tax years beginning prior to January 1, 2007. In addition, pursuant to Section 403(ff) of the Gulf Opportunity Zone Act of 2005, the effective date provisions regarding the applicability of Section 470 were amended to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 will apply only to property acquired after March 12, 2004. Since the Partnership acquired all of its properties prior to March 12, 2004, and is not expected to acquire interests in any additional properties in the future, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership; however, due to the uncertainties and lack of guidance relating to this provision, it is unclear as to whether the acquisition of a limited partnership interest in the Partnership after the March 12, 2004 effective date may be deemed to be an acquisition of property within the meaning of the effective date provisions of Section 470.

Subsequent Event

The sales of the Alstom Power – Knoxville Building, 1315 West Century Drive, and the Iomega Building generated total net sale proceeds to the Partnership of approximately $9.5 million of which approximately $3.4 million has previously been distributed to the limited partners through June 30, 2007. The General Partners have determined that residual net sales proceeds of approximately $1.0 million will be held in reserve to fund anticipated re-leasing costs for the US Cellular Building. Accordingly, in August 2007, net sale proceeds of approximately $5.1 million from the aforementioned property sales were distributed to the limited partners of record as of June 30, 2007, which under the terms of the partnership agreement does not include limited partners acquiring units after March 31, 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of Wells Partners, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as defined in rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer of Wells Capital concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2007, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2007.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2007.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2007.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2007, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IX, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

August 8, 2007	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 8, 2007	/S/ DOUGLAS P. WILLIAMS
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