Form 10-K
period 2007-12-31
WELLS REAL ESTATE FUND IX LP
filed 2008-03-27
CIK 929921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007 or

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated file”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

We have moved from the holding phase into the positioning-for-sale phase of our life cycle. Accordingly, the Partnership is focusing on the remaining assets, maintaining the current high occupancy level within the portfolio and concentrating on re-leasing and marketing efforts that we believe will ultimately result in the best disposition pricing for our investors.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2007, 2006, and 2005.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to the properties we own through our investments in the joint ventures described in Item 2. In the opinion of management, our properties are adequately insured.

Competition

We will experience competition for tenants from owners and managers of competing projects which may include the General Partners or their affiliates. As a result, in connection with negotiating leases, we may offer rental concessions, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. We are also in competition with sellers of similar properties to locate suitable purchasers for its properties.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc. In addition, as of December 31, 2007, WREF guaranteed certain unsecured debt of another WREF-sponsored product that is in the start-up phase of its operations. As of February 29, 2008, the amount of the debt guaranteed by WREF was equal to approximately $139.7 million. As of December 31,

2007, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

We are also dependent upon the ability of our current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. We are not aware of any reason why our current tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing our tenants from paying contractual rents could result in a material adverse impact on our results of operations.

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

Assertion of Legal Actions Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT filed a putative class action and derivative complaint, styled Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, one of our general partners; Wells Capital, the corporate general partner of Wells Partners, our other general partner; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the Securities and Exchange Commission (“SEC”) on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. The motion to dismiss has been fully briefed and is currently pending before the Court. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Leo F. Wells, III, one of our general partners, Wells Capital, the corporate general partner of Wells Partners, our other general partner, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which

Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the Court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the order staying discovery entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs have responded to the defendants’ motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008, and on March 13, 2008, the Court granted the motion to dismiss.

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

Adverse economic conditions affecting a particular industry of one or more of our tenants could affect the financial ability of one or more of our tenants to make payments under their leases, which could cause delays in our receipt of rental revenues or a vacancy in one or more of our properties for a period of time. Therefore, changes in economic conditions of the particular industry of one or more of our tenants could reduce our income and distributions to limited partners and the value of one or more of our properties at the time of sale of such properties.

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

The success of our investments materially depends on the financial stability of our tenants. A default or termination by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce the amount of distributions to limited partners.

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

General Investment Risks

The Georgia Revised Uniform Limited Partnership Act (“GRULPA”) does not grant you any specific voting rights, and your rights are limited under our partnership agreement.

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

Payment of fees to our General Partners or their affiliates will reduce cash available for distributions to our limited partners.

Our General Partners or their affiliates perform services for us in connection with the management and leasing of our properties in which we own interests. Our affiliates may receive property management and leasing fees of 6.0% of gross revenues in connection with the commercial properties we own. In addition, we will reimburse our General Partners or their affiliates for the administrative services necessary to our prudent operation which includes actual costs of goods, services, and materials used for or by the Partnership. These fees and reimbursements will reduce the amount of cash available for capital expenditures to our properties or distributions to our limited partners.

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

We may be required to expend substantial funds for tenant improvements and tenant refurbishments to vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment were used for investment in Partnership properties, and we do not anticipate that we will maintain permanent working capital reserves. We also have no identified funding source to provide funds which may be required in the future for tenant improvements, tenant refurbishments and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments and other lease-up costs, cash distributions to limited partners holding Class A Units will be reduced or eliminated for potentially extended periods of time.

Concentration of Credit Risk

The Partnership maintains bank accounts with high credit, quality financial institutions. At times, the balances in these accounts may exceed federally insured limits.

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

The estimated unit valuations contained in this Annual Report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our properties in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific limited partnership units. Further, these estimated valuations assume, and are applicable only to, limited partners who have made no conversion elections under the partnership agreement and who purchased their units directly from the Partnership in the Partnership’s original public offering of units. It also should be noted that, as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline.

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

We are dependent on Wells Capital to conduct our operations; thus, adverse changes in the financial condition of Wells Capital, including changes arising from litigation, or our relationship with Wells Capital could hinder its ability to successfully manage our operations and our portfolio of investments. As a general partner in many Wells-sponsored programs, Wells Capital may have contingent liabilities for the obligations of such programs. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer. In addition, WREF, the sole stockholder of Wells Capital, currently guarantees unsecured debt held by Wells Timberland REIT, Inc., a WREF-sponsored product that is in the startup phases of its operations, equal to approximately $139.7 million as of February 29, 2008.

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

Our general and administrative operating expenses have increased, and the regulatory environment has resulted in increases in our expenses related to operating as a public company. In addition, as we evolve through our partnership life cycle, and sell various properties in our portfolio, our general and administrative operating expenses become a larger percentage in relationship to our operating cash flow and the value of our properties. Further, we bear all expenses incurred in connection with our operations, which are deducted from cash funds generated by operations prior to computing the amount of net cash from operations to be distributed to our limited partners. Therefore, as a result of the increased general and administrative operating expenses and increased percentage of such expenses, we cannot assure you that sufficient cash will be available to make future distributions to you from either net cash from our operations or proceeds from the sale of our properties.

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

Federal Income Tax Risks

The Internal Revenue Service (“IRS”) may challenge our characterization of material tax aspects of your investment in the Partnership.

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

There were no unresolved SEC staff comments as of December 31, 2007.

ITEM 2.	PROPERTIES.

Overview

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners and Piedmont Operating Partnership, LP (“Piedmont OP”), formerly known as Wells Operating Partnership, L.P. Piedmont OP is a Delaware limited partnership with Piedmont REIT serving as its general partner; Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

				Leased % as of December 31,
Joint Venture	Joint Venture Partners	Ownership %	Properties	2007	2006	2005	2004	2003
Fund VIII and Fund IX Associates (“Fund VIII-IX Associates”)	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.	54.8% 45.2%	1. US Cellular Building A four-story office building located in Madison, Wisconsin	73%	74%	100%	100%	100%

			2. 14079 Senlac Drive (formerly known as the “AT&T – Texas Building”) (1) A one-story office building located in Farmers Branch, Texas	—	100%	100%	100%	100%

			3. 305 Interlocken Parkway A two-story office building located in Broomfield, Colorado	100%	100%	100%	0%	100%

Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)	• Fund VIII – Fund IX Associates • Piedmont Operating Partnership, LP	84.2% 15.8%	4. 15253 Bake Parkway(2) A two-story office building located in Irvine, California	—	—	—	—	100%

The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Piedmont Operating Partnership, LP	39.0% 48.5% 8.8% 3.7%	5. Alstom Power – Knoxville Building(3) A three-story office located building in Knoxville, Tennessee	—	—	—	100%	100%

			6. 1315 West Century Drive(4) A two-story office building located in Louisville, Colorado	—	—	0%	100%	100%

			7. 360 Interlocken Building A three-story office building located in Broomfield, Colorado	100%	100%	97%	93%	70%

			8. Avaya Building A one-story office building located in Oklahoma City, Oklahoma	100%	100%	100%	100%	100%

			9. Iomega Building(5) A single-story warehouse and office building located in Ogden, Utah	—	100%	100%	100%	100%

(1)	This property was sold in November 2007.

(2)	This property was sold in December 2004. Fund VIII-IX-REIT Associates was liquidated in 2007.

(3)	This property was sold in March 2005.

(4)	This property was sold in December 2006.

(5)	This property was sold in January 2007.

Wells Real Estate Fund VIII, L.P., Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations

As of December 31, 2007, the lease expirations scheduled during the following 10 years for all properties in which the Partnership held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2008(2)	1	36,159	$650,862	$254,031	15.6%	20.0%
2009(3)	1	1,093	22,953	8,959	0.5	0.7
2010(4)	3	62,397	879,987	343,459	26.8	27.0
2011(5)	2	53,459	548,810	241,503	23.0	16.9
2012(6)	1	4,364	96,008	37,472	1.9	3.0
2013(7)	2	74,717	1,054,415	476,448	32.2	32.4

	10	232,189	$3,253,035	$1,361,872	100.0%	100.0%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the joint venture that owns the leased property.

(2)	Expiration of the GAIAM, Inc. lease at the 360 Interlocken Building (approximately 36,200 square feet).

(3)	Expiration of Hotel Okura (U.S.A.), Inc. lease at 360 Interlocken Building (approximately 1,100 square feet).

(4)

Expiration of Avaya, Inc. lease (approximately 57,200 square feet), Casey Family Programs lease at the 360 Interlocken Building (approximately 2,900 square feet), and Ayres Associates, Inc. lease at the 360 Interlocken Building (approximately 2,300 square feet).

(5)

Expiration of Flextronics International USA, Inc. lease at 305 Interlocken Parkway (approximately 48,600 square feet) and Culver Financial lease at the 360 Interlocken Building (approximately 4,800 square feet).

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

Property Descriptions

The properties in which the Partnership owned an interest through the Joint Ventures during the periods presented are further described below:

US Cellular Building

The US Cellular Building is a four-story office building containing approximately 102,000 rentable square feet located in Madison, Wisconsin. United States Cellular Operating Company (“US Cellular”), a business unit of Telephone and Data Systems, occupied 100% of the building until 2006. In September 2006, Fund VIII-IX Associates completed lease amendment with US Cellular, the sole tenant at the US Cellular Building, that (i) extended the termination date of the lease from May 31, 2007 to January 31, 2013, (ii) reduced the square footage leased from approximately 102,000 square feet to approximately 75,000 square feet commencing January 1, 2007, (iii) allowed for a seven-month rental abatement period commencing July 1, 2006 through January 31, 2007, and (iv) reduced the contract rental rate following the rental abatement period. Following the rental abatement period, the monthly base rent payable was approximately $77,800 through December 31, 2007.

In June 2007, Fund VIII-IX Associates completed an additional lease amendment with US Cellular that extended the termination date of the lease to April 9, 2013 and allowed them to apply the remaining landlord-funded tenant improvement allowance of approximately $171,000 as rental abatement. Effective January 1, 2008, the monthly base rent payable will increase by approximately 2% every January until the lease expiration. The monthly base rent payable in 2013 will be approximately $87,700.

14079 Senlac Drive

The 14079 Senlac Drive property is a one-story office building containing approximately 40,000 rentable square feet located on 4.864 acres of land located in Farmers Branch, Texas. The 14079 Senlac Drive property was leased to Time Warner NY Cable, LLC, and the lease was set to expire in July 2011. On November 29, 2007, Fund VIII-IX Associates sold 14079 Senlac Drive to an unrelated third party for a gross sale price of approximately $5,410,000. As a result of the sale, the Partnership received net sale proceeds of approximately $2,309,000 and was allocated a gain of approximately $861,000.

305 Interlocken Parkway

The 305 Interlocken Parkway property is a two-story office building containing approximately 49,000 rentable square feet located in Broomfield, Colorado. In November 2005, Fund VIII-IX Associates and Flextronics International USA, Inc. (“Flextronics”) entered into a 67-month lease that commenced in January 2006. The lease allowed for rental abatements during the first seven months of the lease term. As of December 31, 2007, the annualized base rent payable was approximately $370,000 and increases by approximately $24,000 each September through the life of the lease.

15253 Bake Parkway

The 15253 Bake Parkway property is a two-story office building containing approximately 65,000 rentable square feet on a 4.4-acre tract of land located within the Irvine Spectrum planned business community in metropolitan Orange County, California. On December 2, 2004, Fund VIII-IX-REIT Associates sold 15253 Bake Parkway to an unrelated third party for a gross sale price of $12,400,000. As a result of the sale of 15253 Bake Parkway, the Partnership received net sale proceeds of approximately $4,527,000 and was allocated a gain of approximately $1,040,000.

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

On December 22, 2006, Fund IX-X-XI-REIT Associates sold 1315 West Century Drive to an unrelated third party for a gross sale price of $8,325,000. As a result of the sale, Fund IX-X-XI-REIT Associates received net sale proceeds of approximately $8,060,000, of which approximately $3,146,000 was distributed to the Partnership. In the third quarter of 2006, Fund IX-X-XI-REIT Associates recognized an impairment loss of approximately $354,000 to reduce the carrying value of 1315 West Century Drive to its estimated fair value, less costs to sell, and recognized an additional loss on sale of approximately $148,000. Approximately $138,000 and $58,000 of the impairment loss and loss on sale were allocated to the Partnership, respectively.

360 Interlocken Building

The 360 Interlocken Building is a three-story, multi-tenant office building containing approximately 52,000 rentable square feet located on a 5.1-acre tract of land in Broomfield, Colorado. One major tenant, GAIAM, Inc. (“GAIAM”), currently occupies approximately 36,200 square feet (or approximately 70% of the building). In 2004, GAIAM signed a three-year lease extension through May 31, 2008. The annualized base rent payable for the GAIAM lease is approximately $651,000 through the remainder of the lease term. The remainder of the building is leased to five tenants: Culver Financial (approximately 4,800 square feet, expiring February 2011); Lighthouse Financial, LLC (approximately 4,400 square feet, expiring July 2012); Casey Family Programs (approximately 2,900 square feet, expiring May 2010); Ayres Associates, Inc. (approximately 2,300 square feet, expiring August 2010); and Hotel Okura (U.S.A.), Inc. (approximately 1,100 square feet, expiring April 2009). All tenants in the 360 Interlocken Building are responsible for paying a pro-rata share of the increases in taxes, utilities, insurance, and other operating costs over a base year as defined in their respective leases.

Avaya Building

The Avaya Building is a one-story office building containing approximately 57,000 net rentable square feet on 5.3 acres of land. Avaya, Inc. (“Avaya”) occupies the entire Avaya Building under the initial lease term of 10 years, which commenced January 5, 1998 and was set to expire on January 31, 2008. On December 17, 2007, Avaya signed a two-year lease extension through January 31, 2010. As of December 31, 2007, the annualized base rent payable was approximately $623,000. On February 1, 2008, annualized base rent increased to approximately $743,000. On February 1, 2009, annualized base rent increases to approximately $772,000 for the remainder of the lease term. In addition to base rent, Avaya is required to reimburse the landlord for certain insurance expenses.

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

No matters were submitted to a vote of the limited partners during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 29, 2008, 3,263,890 Class A Units and 236,110 Class B Units held by a total of 1,873 and 148 limited partners, respectively, were outstanding. Capital contributions are equal to $10.00 per each limited partnership unit. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.

Unit Valuation

Because fiduciaries of retirement plans subject to ERISA and the IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in the Partnership’s Annual Report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without any reduction for selling expenses) plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement.

The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2007. Utilizing the foregoing methodology, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of property values as of December 31, 2007, to be approximately $5.15 per Class A Unit and $5.20 per Class B Unit, based upon market conditions existing in early December 2007. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense that would be involved in obtaining appraisals for all of the Partnership’s properties.

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

It should also be noted that the Partnership is in the process of selling certain of its properties and that as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that the Partnership has previously distributed net sale proceeds in the amount of $3.00 per Class A Unit and $9.83 per Class B Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received a different level of per-unit distribution.

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

Operating cash distributions made to limited partners holding Class A Units during 2006 and 2007 are summarized below:

Operating Distributions For Quarter Ended	Per Class A Unit
	Total Operating Cash Distributed	Investment Income	Return of Capital
March 31, 2006	$297,601	$0.00	$0.09
June 30, 2006	$297,601	$0.00	$0.09
September 30, 2006	$297,601	$0.00	$0.09
December 31, 2006	$ 0	$0.00	$0.00
March 31, 2007	$248,005	$0.00	$0.08
June 30, 2007	$248,039	$0.00	$0.08
September 30, 2007	$218,890	$0.00	$0.07
December 31, 2007	$204,055	$0.00	$0.06

Operating distributions to limited partners are accrued for accounting purposes in the quarter earned and paid to Class A limited partners in the following quarter. No operating cash distributions were paid to holders of Class B Units or the General Partners during the years ended December 31, 2007 and 2006.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the fiscal years ended December 31, 2007, 2006, 2005, 2004, and 2003 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2007	2006	2005	2004	2003
Total assets	$13,764,750	$18,154,520	$18,570,448	$24,463,744	$23,282,169
Equity in income of Joint Ventures	$1,405,997	$886,244	$3,042,842	$3,422,295	$1,571,765
Net income	$1,437,261	$778,873	$2,906,928	$3,210,755	$1,425,532
Net income (loss) allocated to:
Class A Limited Partners	$597,971	$778,160	$1,247,584	$2,867,438	$1,425,532
Class B Limited Partners	$840,003	$0	$1,659,344	$343,317	$0
General Partners	$(713)	$713	$0	$0	$0
Net income per weighted-average Limited Partner Unit:
Class A	$0.18	$0.24	$0.38	$0.89	$0.45
Class B	$3.53	$0.00	$6.83	$1.22	$0.00
Operating cash distributions per weighted-average Class A Limited Partner Unit:
Investment income	$0.00	$0.00	$0.00	$0.00	$0.00
Return of capital	$0.28	$0.27	$0.31	$0.41	$0.86
Operating cash distributions per weighted-average Class B Limited Partner Unit:
Investment income	$0.00	$0.00	$0.00	$0.00	$0.00
Return of capital	$0.00	$0.00	$0.00	$0.00	$0.00
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Class A	$1.44	$0.00	$1.88	$0.00	$0.00
Class B	$1.70	$0.00	$8.07	$0.00	$0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” in Item 1A. of this report.

Overview

Portfolio Overview

We have moved from the holding phase to the positioning-for-sale phase of our life cycle. We currently own interests in four assets following the sales of the Iomega Building in the first quarter of 2007 and 14079 Senlac Drive in the fourth quarter of 2007. While the Iomega Building was leased through April 2009, the tenant was not occupying the building, and re-leasing the building following the known vacancy would have involved considerable costs, both in terms of re-leasing costs and lost revenue during the downtime. The sale of 14079 Senlac Drive capitalized on its value with a credit tenant, even though there was less than five years remaining on the tenant’s lease term.

On December 17, 2007, Fund IX-X-XI-REIT Associates completed a lease amendment with Avaya, the sole tenant at the Avaya Building, which extended the termination date of the lease from January 31, 2008 to January 31, 2010. Our focus at this time involves leasing the remaining vacancy at the US Cellular Building and concentrating on re-leasing and marketing efforts that we believe will ultimately result in the best disposition pricing of our assets for our limited partners.

The fourth quarter 2007 operating distributions to limited partners remained consistent with the level paid in the previous quarter. We anticipate that operating distributions will remain low or be reserved in the near-term due to various issues, including funding our pro rata share of re-leasing costs associated with the aforementioned Avaya lease extension and anticipated capital improvements and anticipated re-leasing costs for the US Cellular Building and the 360 Interlocken Building.

In August 2007, the General Partners distributed net sale proceeds from the sales of the Alstom Power – Knoxville Building, 1315 West Century Drive, and the Iomega Building of approximately $5.1 million. In addition, our General Partners announced their intention to distribute net sale proceeds of approximately $2.5 million from the sales of the Iomega Building and 14079 Senlac Drive in May 2008.

Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and our post-closing involvement with buyers.

Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The 15253 Bake Parkway property sold on December 2, 2004.

•	The Alstom Power – Knoxville Building sold on March 15, 2005.

•	The 1315 West Century Drive property sold on December 22, 2006.

•	The Iomega Building sold on January 31, 2007.

•	The 14079 Senlac Drive property sold on November 29, 2007.

•	The US Cellular Building, located in Madison, Wisconsin, is 73% leased until April 2013. We are actively working on re-leasing the remaining vacant space.

•	The 305 Interlocken Parkway property, located in the Broomfield submarket of Denver, Colorado, is 100% leased through August 2011.

•	The 360 Interlocken Building, located in the Broomfield submarket of Denver, Colorado, is 100% leased. The majority of this building is leased to GAIAM through May 2008.

•	The Avaya Building, located in Oklahoma City, Oklahoma, is 100% leased through January 2010.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic Conditions and Real Estate Market Commentary

The General Partners review a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment’s effect on the real estate markets in which we operate.

As measured by the U.S. gross domestic product, the U.S. economy’s growth rate declined from 2.9% in 2006 to 2.2% in 2007, primarily due to declines in private inventory investment and residential fixed investment and decelerations in exports, the majority of which occurred in the fourth quarter of 2007.

The market fundamentals underlying the U.S. office markets remained healthy through the end of 2007, as evidenced by a steady average vacancy rate of 12.5% for the fourth quarter. However, recent trends in declining employment growth rates and new office supply coming on line suggest that market fundamentals could begin to deteriorate in 2008. However, as measured by office vacancy rates, the magnitude of deterioration is anticipated to be modest and will vary across markets.

The year 2007 was a record year for portfolio and individual property sale transactions. Total transaction volume for the year approximated $211 billion, an increase of 55% over 2006. The 2007 results were primarily attributable to several large portfolio sales that closed during the first half of the year. Credit market disruptions that originated in the single-family housing sector spread to the commercial sector by midyear, and as a result, the pace of sale transactions declined significantly during the second half of the year.

The valuation of commercial office buildings may be impacted by a recent increase in capitalization rates, or the first year rate of return required by an investor. Following the disruptions in the credit markets, capitalization rates started rising in the second half of 2007 after five years of continuous decline. Looking ahead to 2008, capitalization rates may continue to increase, although the magnitude of such increases may be more modest for higher-quality properties. Ultimately, property valuations will be determined by a combination of capitalization rates and underlying property fundamentals. Capitalization rate movements will be significantly influenced by factors such as the amount of capital awaiting investment in real estate and the availability of debt financing. From a fundamentals standpoint, the office sector of the real estate market may struggle over the near-term with slowing rental rate growth and the potential for increases in vacancy rates, especially in markets with a large concentration of mortgage lending firms. However, a moderate supply of office space, the potential for inflation, and a large amount of equity capital in the marketplace should lend support for existing Class A property values.

Impact of Economic Conditions on our Portfolio

While some of the market conditions noted above may indicate expected changes in rental rates, the extent to which our portfolio may be affected is dependent upon the contractual rental rates currently provided in existing leases at the properties we own. As the majority of our in-place leases are at properties that were acquired at times during which the market demanded higher rental rates, as compared with today, new leasing activities in certain markets may result in a decrease in future rental rates.

Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Less diversified real estate funds, such as the Partnership, that own fewer properties, and those with current vacancies or near-term tenant rollover, may face a challenging leasing environment. The properties within these funds may be required to offer lower rental rates and higher concession packages to potential tenants, the degree to which will depend heavily upon the specific property and market.

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

Short-Term Liquidity

During the year ended December 31, 2007, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $743,000. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. During 2007, we used net operating cash flows to fund operating distributions to limited partners of approximately $715,000. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that future operating distributions from the Joint Ventures may decline as a result of funding our pro-rata share of (i) re-leasing costs associated with the Avaya lease extension, (ii) anticipated re-leasing costs and capital improvements at the US Cellular Building and the 360 Interlocken Building, and (iii) a decline in operating cash flows as a result of the sales of the Iomega Building in January 2007 and 14079 Senlac Drive in November 2007.

During 2007, we also received aggregate net sale proceeds of approximately $4,137,000, primarily from the sales of the Iomega Building and 14079 Senlac Drive and distributed net sale proceeds of approximately $5,100,000 to limited partners from the sales of the Alstom Power – Knoxville Building, 1315 West Century Drive, and the Iomega Building.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $236,000 as of December 31, 2007.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations to provide funding for such requirements. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon net operating income generated by the Joint Ventures’ properties, less reserves, for known or anticipated capital expenditures.

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

As of December 31, 2007, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Proceeds		Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2007	Undistributed Net Sale Proceeds as of December 31, 2007
					Amount	Purpose
305 Interlocken Parkway	$800,000	(1)	45.2%	$361,626	$0	—	$361,626	$0
(early termination in 2004)

15253 Bake Parkway (sold in 2004)	$11,892,035		38.1%	4,526,770	237,910	Re-leasing 15253 Bake Parkway (2004)	4,288,860	0

Alstom Power – Knoxville Building (sold in 2005)	$11,646,089		39.0%	4,545,538	0	—	4,545,538	0

1315 West Century Drive (sold in 2006)	$8,059,625		39.0%	3,145,720	0	—	3,145,720	0

Iomega Building (sold in 2007)	$4,685,151		39.0%	1,828,642	0	—	858,255	970,387

14079 Senlac Drive (sold in 2007)	$5,107,237		45.2%	2,308,640	0	—	0	2,308,640

				$16,716,936	$237,910		$13,199,999	$3,279,027

(1)	Represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have determined to hold reserves of net sale proceeds of approximately $0.8 million to fund our pro rata share of re-leasing costs associated with the Avaya lease extension and anticipated capital improvements and anticipated re-leasing costs at the US Cellular Building and the 360 Interlocken Building. Accordingly, our General Partners anticipate distributing net sale proceeds of approximately $2.5 million in May 2008 from the sales of the Iomega Building and 14079 Senlac Drive, as further discussed below.

Contractual Obligations and Commitments

In December 2007, our General Partners announced their intention to distribute net sale proceeds of approximately $2.5 million from the sales of the Iomega Building and 14079 Senlac Drive in May 2008 to the limited partners of record as of March 31, 2008, which, under the terms of the partnership agreement, does not include limited partners acquiring units after December 31, 2007. Following such distribution of net sale proceeds, we intend to hold residual net sale proceeds of approximately $0.8 million in reserve in order to fund our pro-rata share of re-leasing costs associated with the Avaya lease extension and anticipated capital improvements and anticipated re-leasing costs for the US Cellular Building and the 360 Interlocken Building.

This distribution has not been formally declared by our General Partners. In accordance with the terms of the partnership agreement, our General Partners may elect to retain reserves deemed reasonably necessary for the Partnership in the sole discretion of our General Partners. Thus, should a change in circumstances prior to the intended distribution date require our General Partners to reevaluate our reserve requirements, it is possible that this distribution may not occur, or that distributions may be made at a lower amount.

Results of Operations

Comparison of the year ended December 31, 2007 vs. the year ended December 31, 2006

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $1,405,997 and $886,244 for the years ended December 31, 2007 and 2006, respectively. The 2007 increase is primarily attributable to (i) the gain recognized from the sales of the Iomega Building in January 2007 and 14079 Senlac Drive in November 2007; (ii) recognizing an impairment loss and additional loss on the sale of 1315 West Century Drive in 2006 as a result of a change in management’s intended holding period for this asset; (iii) an increase in operating income resulting from the sale of a vacant building, 1315 West Century Drive, in December 2006, partially offset by (iv) a decline in operating income resulting from the sales of the Iomega Building and 14079 Senlac Drive; (v) a decline in rental income as a result of a lease restructuring at the US Cellular Building , which reduced the square footage leased and the rental rate; and (vi) additional lease termination income recognized in the first two quarters of 2006 as a result of satisfying the remaining conditions of a termination agreement with a tenant that previously occupied 305 Interlocken Parkway.

We expect equity in income of Joint Ventures to decrease in future periods as a result of recognizing nonrecurring gains on the sales of the Iomega Building and 14079 Senlac Drive, as well as a decrease in operating income as a result of the aforementioned sales.

General and Administrative Expenses

Total general and administrative expenses were $182,745 and $178,417 for the years ended December 31, 2007 and 2006, respectively. The 2007 increase is primarily attributable to increases in accounting fees and administrative costs related to compliance with reporting and regulatory requirements, partially offset by a decrease in legal fees and Tennessee partnership franchise and excise taxes as a result of the sale of the sole Tennessee property, the Alstom Power – Knoxville Building, incurred in the first quarter of 2006.

We anticipate that changes in the future levels of our general and administrative expenses will vary primarily dependent upon changes in our reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $214,009 and $71,046 for the years ended December 31, 2007 and 2006, respectively. The 2007 increase is primarily a result of an increase in the average amount of net sale proceeds held during the respective periods as a result of net sale proceeds received from the sales of the Iomega Building in January 2007 and 14079 Senlac Drive in November 2007, partially offset by the distribution of net sale proceeds to the limited partners in August 2007. Future levels of interest income will be largely dependent upon the level of net sale proceeds held based on the timing of future dispositions and net sale proceeds distributions to the limited partners.

Comparison of the year ended December 31, 2006 vs. the year ended December 31, 2005

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $886,244 and $3,042,842 for the years ended December 31, 2006 and 2005, respectively. The 2006 decrease was primarily attributable to (i) the gain recognized on the sale of the Alstom Power – Knoxville Building in March 2005; (ii) a decline in operating income resulting from the aforementioned sale; (iii) recognizing an impairment loss at 1315 West Century Drive in the third quarter of 2006; (iv) recognizing additional loss on the sale of 1315 West Century Drive in the fourth quarter of 2006; (v) a decline in operating income due to the expiration of the lease for the sole tenant at 1315 West Century Drive in April 2005, partially offset by (vi) additional lease termination income recognized in the first two quarters of 2006 as a result of satisfying the remaining conditions of a termination agreement with a tenant that previously occupied 305 Interlocken Parkway; (vii) property tax refunds in the third quarter of 2006 at the 360 Interlocken Building and 1315 West Century Drive as a result of successful prior year tax appeals; and (viii) increasing the building occupancy at the 360 Interlocken Building to 100% in the second quarter of 2006.

General and Administrative Expenses

Total general and administrative expenses were $178,417 and $293,051 for the years ended December 31, 2006 and 2005, respectively. The 2006 decrease was primarily attributable to a decline in administrative costs and legal fees relative to the decrease in the size of the portfolio as a result of the sales of properties and a decline in Tennessee partnership franchise and excise taxes due to the 2005 sale of the sole Tennessee property, the Alstom Power – Knoxville Building.

Interest and Other Income

Interest and other income was $71,046 and $157,137 for the years ended December 31, 2006 and 2005, respectively. The 2006 decrease was primarily a result of a decrease in the average amount of net sale proceeds held during the respective periods, partially offset by an increase in the daily interest yield.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. We expect that the estimated useful lives of the Joint Ventures’ assets by class will be as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. In the third quarter of 2006, Fund IX-X-XI-REIT Associates recorded an impairment loss for 1315 West Century Drive of approximately $354,000, of which approximately $138,000 was allocated to the Partnership to reduce the carrying value of 1315 West Century Drive to its fair value, less costs to sell as a result of a change in our intended holding period for this asset.

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

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital and Wells Management, affiliates of our General Partners, or their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, or their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Item 13, “Certain Relationships and Related Transactions” for a description of these fees and reimbursements and amounts incurred and “Risk Factors – Conflicts of Interest” in Item 1A. of this report.

Potential Tax Impact for Limited Partners Holding Class B Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which initially provided for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If the limitations of Section 470 were applicable to the Partnership, passive losses allocable to limited partners holding Class B Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the Partnership. However, following the enactment of Section 470, the IRS issued a series of announcements applicable to taxable years 2004, 2005, and 2006, which had the effect of delaying the applicability of Section 470 to partnerships based solely on the fact that a partnership had both taxable and tax-exempt partners. In addition, Section 403(ff) of the Gulf Opportunity Zone Act of 2005 amended the effective date provisions of Section 470 to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 applies only to property acquired after March 12, 2004. Further, in December 2007, the Tax Technical Corrections Act of 2007 (the “2007 Technical Corrections Act”) was enacted. Section 407(c) of the 2007 Technical Corrections Act amended Section 470 to exempt partnerships having both taxable and tax-exempt partners from the application of Section 470 (with a limited exception applicable only to partnerships which could be reclassified as “leases” under the facts and circumstance of the transaction). These provisions of the 2007 Technical Corrections Act are effective as if they were included in the American Jobs Creation Act initially. Since the Partnership acquired all of its properties prior to March 12, 2004, and is not expected to acquire interests in any additional properties in the future, and as a result of the recently enacted 2007 Technical Corrections Act, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership in any year.

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

On September 22, 2006, the Financial Oversight Committee of the General Partners dismissed Ernst & Young LLP as the Partnership’s independent registered public accounting firm, effective immediately. Also, on September 22, 2006, the Financial Oversight Committee engaged Frazier & Deeter, LLC as the Partnership’s independent registered public accounting firm.

Ernst & Young LLP’s report on the financial statements of the Partnership for the year ended December 31, 2005 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the year ended December 31, 2005, and the subsequent interim period through September 22, 2006, there were no disagreements with Ernst & Young LLP on any matters related to accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference thereto in their reports on the financial statements of the Partnership for such years. There were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

The Partnership provided Ernst & Young LLP with a copy of the Form 8-K filed with regard to the change in independent registered public accounting firm, which was filed with the SEC on September 27, 2006, and requested that Ernst & Young LLP furnish the Partnership with a letter addressed to the SEC stating whether or not it agrees with the foregoing statements. A copy of Ernst & Young LLP’s letter dated September 27, 2006, was filed as Exhibit 16.1 to the September 27, 2006 Form 8-K.

During the year ended December 31, 2005, and through September 22, 2006, the Partnership did not consult with Frazier & Deeter, LLC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2007 and 2006.

ITEM 9A(T).    CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2007. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2007 in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Partnership;

•

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and/or members of the Financial Oversight Committee; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and represented within the time periods required.

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2007. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that as of December 31, 2007, our system of internal control over financial reporting met those criteria.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2007, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Partners

The sole general partner of Wells Partners, one of our General Partners, is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”). Wells Capital or its affiliates serves as the advisor to the Wells Real Estate Investment Trust II, Inc. and Wells Timberland REIT, Inc. (collectively, “Wells REITs”), each of which are Maryland corporations. Wells Real Estate Investment Trust II, Inc. qualifies as a real estate investment trust, and Wells Timberland REIT, Inc. intends to qualify as a real estate investment trust. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 64, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder, president, and sole director of WREF, the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells Asset Management, Inc.;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is a director of each of the Wells REITs, which are Maryland corporations that either currently qualify as a real estate investment trust or intend to qualify as a real estate investment trust.

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

While the Partnership is managed by the General Partners and their affiliates, it does not pay any salaries or other compensation directly to the General Partners or to any individual employees, officers, or directors of the General Partners. Further, the Partnership does not employ, and is not managed by, any of its own employees, officers, or directors. Accordingly, no compensation has been awarded to, earned by, or paid to any such individuals in connection with the management of the Partnership. Due to our current management structure and our lack of any direct employees, officers, or directors, no discussion and analysis of compensation paid by the Partnership nor tabular information concerning salaries, bonuses, and other types of compensation to executive officers or directors of the Partnership has been included in this Annual Report on Form 10-K.

See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	One limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership.

Title of Class	Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	1111 Polaris Parkway, Suite 2N Columbus, OH, 43240	520,833.333 Units(1)	14.88%

(1)	Multiple beneficiaries in the Macomb County Employee Retirement System own Class A Units through a Pension Plan.

(b)	Set forth below is the security ownership of management as of February 29, 2008.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	2,155.502 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 2,155.502 Class A Units through an Individual Retirement Account.

(c)	No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners or their affiliates in connection with our operations are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions, and limited partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sales proceeds for the year ended December 31, 2007.

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management, an affiliate of the General Partners, receives compensation for asset management and the management and leasing of our properties owned through Joint Ventures equal to (a) 3% for management services and 3% of for leasing services of the gross revenues collected monthly; plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties that are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statement of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $77,429, $93,395, and $107,875 for the years ended December 31, 2007, 2006, and 2005, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2007, 2006, or 2005.

Procedures Regarding Related-Party Transactions

Our policies and procedures governing related-party transactions with our General Partners and their affiliates, including, but not limited to, all transactions required to be disclosed under Item 404(a) of Regulation S-K, are restricted or severely limited by the provisions of Articles XI, XII, XIII, and XIV of our partnership agreement, which has been filed with the SEC. No transaction has been entered into with either of our General Partners or their affiliates that does not comply with those policies and procedures. In addition, in any transaction involving a potential conflict of interest, including any transaction that would require disclosure under Item 404(a) of Regulation S-K, our General Partners must view such a transaction after taking into consideration their fiduciary duties to the Partnership.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $93,348, $82,244, and $100,430 payable to Wells Capital and Wells Management for the years ended December 31, 2007, 2006, and 2005, respectively.

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

Fees Paid to the Independent Registered Public Accountants

On September 22, 2006, the Financial Oversight Committee of the General Partners dismissed Ernst & Young LLP as the Partnership’s independent registered public accounting firm, which had served as the Partnership’s independent registered public accountants since July 3, 2002, and appointed Frazier & Deeter, LLC to serve in that capacity for the fiscal years ended December 31, 2007 and 2006. All such fees are recognized in the period to which the services relate. A portion of such fees are allocated to the joint ventures in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Frazier & Deeter, LLC and Ernst & Young LLP, including the audit of the Partnership’s annual financial statements, for the fiscal years ended December 31, 2007 and 2006, are set forth in the table below.

	Frazier & Deeter, LLC		Ernst & Young LLP
	2007	2006	2007	2006
Audit Fees	$39,455	$32,239	$0	$0
Audit-Related Fees	0	0	0	0
Tax Fees	0	0	17,535	17,430
Other Fees	0	0	0	0

Total	$39,455	$32,239	$17,535	$17,430

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

During the fiscal years ended December 31, 2007 and 2006, 100% of the services performed by Frazier & Deeter, LLC and Ernst & Young LLP described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. The financial statements are contained on pages F-2 through F-47 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(b)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	See (a) 1 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IX, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

March 27, 2008	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 27, 2008	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND IX, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund IX, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund IX, L.P. (the “Partnership) as of December 31, 2007 and 2006, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund IX, L.P. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund IX, L.P.

We have audited the accompanying statements of operations, partners’ capital, and cash flows of Wells Real Estate Fund IX, L.P. (the “Partnership) for the year in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Wells Real Estate Fund IX, L.P. for the year in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

Atlanta, Georgia

March 23, 2007

WELLS REAL ESTATE FUND IX, L.P.

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

ASSETS

	2007	2006
Investment in joint ventures	$9,986,257	$13,597,213
Cash and cash equivalents	3,542,661	4,477,121
Due from joint ventures	222,549	74,414
Other assets	13,283	5,772

Total assets	$13,764,750	$18,154,520

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$23,336	$37,141
Due to affiliates	8,828	7,118
Partnership distributions payable	204,055	0

Total liabilities	236,219	44,259

Commitments and contingencies	—	—

Partners’ Capital:
Limited partners:
Class A – 3,263,890 units and 3,259,190 units issued and outstanding as of December 31, 2007 and December 31, 2006, respectively	13,092,430	18,109,548
Class B – 236,110 units and 240,810 units issued and outstanding as of December 31, 2007 and December 31, 2006, respectively	436,101	0
General partners	0	713

Total partners’ capital	13,528,531	18,110,261

Total liabilities and partners’ capital	$13,764,750	$18,154,520

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
EQUITY IN INCOME OF JOINT VENTURES	$1,405,997	$886,244	$3,042,842

GENERAL AND ADMINISTRATIVE	182,745	178,417	293,051

INTEREST AND OTHER INCOME	214,009	71,046	157,137

NET INCOME	$1,437,261	$778,873	$2,906,928

NET INCOME (LOSS) ALLOCATED TO:
CLASS A LIMITED PARTNERS	$597,971	$778,160	$1,247,584

CLASS B LIMITED PARTNERS	$840,003	$0	$1,659,344

GENERAL PARTNERS	$(713)	$713	$0

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.18	$0.24	$0.38

CLASS B	$3.53	$0.00	$6.83

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	3,262,140	3,259,190	3,256,985

CLASS B	237,860	240,810	243,015

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2004	3,241,093	$24,078,635	258,907	$345,447	$0	$24,424,082

Class A conversion elections	(2,763)	(19,841)	2,763	19,841	0	0
Class B conversion elections	20,860	63,080	(20,860)	(63,080)	0	0
Net income	0	1,247,584	0	1,659,344	0	2,906,928
Distributions of operating cash flow ($0.31 per weighted-average Class A Unit)	0	(1,006,821)	0	0	0	(1,006,821)
Distributions of net sale proceeds ($1.88 and $8.07 per weighted-average Class A Unit and Class B Unit, respectively)	0	(6,138,445)	0	(1,961,552)	0	(8,099,997)

BALANCE, December 31, 2005	3,259,190	18,224,192	240,810	0	0	18,224,192

Net income	0	778,160	0	0	713	778,873
Distributions of operating cash flow ($0.27 per weighted-average Class A Unit)	0	(892,804)	0	0	0	(892,804)

BALANCE, December 31, 2006	3,259,190	18,109,548	240,810	0	713	18,110,261

Class B conversion elections	4,700	0	(4,700)	0	0	0
Net income (loss)	0	597,971	0	840,003	(713)	1,437,261
Distributions of operating cash flow ($0.28 per weighted-average Class A Unit)	0	(918,989)	0	0	0	(918,989)
Distributions net sale proceeds ($1.44 and $1.70 per weighted-average Class A Unit and Class B Unit, respectively)	0	(4,696,100)	0	(403,902)	0	(5,100,002)

BALANCE, December 31, 2007	3,263,890	$13,092,430	236,110	$436,101	$0	$13,528,531

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,437,261	$778,873	$2,906,928
Operating distributions received from joint ventures	731,536	1,216,694	1,241,847
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(1,405,997)	(886,244)	(3,042,842)
Operating changes in assets and liabilities:
Increase in other assets	(7,511)	(5,772)	0
(Decrease) increase in accounts payable and accrued expenses	(13,805)	(18,286)	23,216
Increase (decrease) in due to affiliates	1,710	(2,796)	2,463

Net cash provided by operating activities	743,194	1,082,469	1,131,612

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	4,137,282	3,145,720	4,545,538
Investment in joint ventures	0	0	(142,746)

Net cash provided by investing activities	4,137,282	3,145,720	4,402,792

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners in excess of accumulated operating income	(714,934)	(1,173,719)	(725,906)
Net sales proceed distributions paid to limited partners	(5,100,002)	0	(8,099,997)

Net cash used in financing activities	(5,814,936)	(1,173,719)	(8,825,903)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(934,460)	3,054,470	(3,291,499)

CASH AND CASH EQUIVALENTS, beginning of year	4,477,121	1,422,651	4,714,150

CASH AND CASH EQUIVALENTS, end of year	$3,542,661	$4,477,121	$1,422,651

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$204,055	$0	$280,915

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006, AND 2005

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

1. US Cellular Building

A four-story office building located

in Madison, Wisconsin

2. 14079 Senlac Drive

    (formerlyknown as the AT&T – Texas Building) (1)

A one-story office building located in Farmers Branch, Texas

3. 305 Interlocken Parkway

A two-story office building located in Broomfield, Colorado

Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)(2)	• Fund VIII – Fund IX Associates • Piedmont Operating Partnership, LP	No properties owned during the periods presented.

Joint Venture	Joint Venture Partners	Properties
The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Piedmont Operating Partnership, LP

4. Alstom Power – Knoxville Building(3)

A three-story office building located in Knoxville, Tennessee

5. 1315 West Century Drive(4)

A two-story office building located in Louisville, Colorado

6. 360 Interlocken Building

A three-story office building located in Broomfield, Colorado

7. Avaya Building

A one-story office building located in Oklahoma City, Oklahoma

8. Iomega Building(5)

A single-story warehouse and office building located in Ogden, Utah

(1)	This property was sold in November 2007.

(2)	This joint venture was liquidated in 2007.

(3)	This property was sold in March 2005.

(4)	This property was sold in December 2006.

(5)	This property was sold in January 2007.

Wells Real Estate Fund VIII, L.P., Wells Real Estate Fund X, L.P., and Wells Real Estate Fund XI, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

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

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable-interest entities under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position (“SOP”) No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

Cash and Cash Equivalents

The Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Other Assets

As of December 31, 2007 and 2006, other assets is comprised of interest income receivable. Interest receivable represents interest earned during the period presented, which will be received in the following month.

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

•

To all General Partners until they have received 100% of their capital contributions; in the event that limited partners have received aggregate cash distributions from the Partnership over the life of their investment in excess of a return of their net capital contributions, plus their preferential limited partner return, then the General Partners shall receive an additional sum equal to 25% of such excess; and

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 was effective for the Partnership beginning January 1, 2007. The adoption of this pronouncement has not had a material impact on the Partnership’s financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No.157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for the Partnership beginning January 1, 2009, and all other aspects of SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing the provisions and evaluating the financial impact of SFAS No. 157, FSP 157-1, and FSP 157-2 on its financial statements; however, the Partnership does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. In October 2007, the FASB elected to indefinitely defer the effective date of SOP 07-1. As a result, the Partnership has postponed its evaluation of the provisions of SOP 07-1 and the related impact on its financial statements and accompanying notes.

3.	INVESTMENT IN JOINT VENTURES

Impairment of Real Estate Assets

Fund IX-X-XI-REIT Associates reevaluated the recoverability of the carrying value of 1315 West Century Drive pursuant to the Partnership’s policy for evaluating and accounting for the impairment of real estate assets described above. Fund IX-X-XI-REIT Associates determined that the carrying value of the real estate assets of 1315 West Century Drive was not recoverable, as compared to the estimated fair value, primarily as a result of reducing the estimated holding period of such assets. Accordingly, Fund IX-X-XI-REIT Associates reduced the carrying value of 1315 West Century Drive to the estimated fair value by recognizing an impairment loss of approximately $354,000 during the third quarter of 2006, of which approximately $138,000 is allocable to the Partnership. This impairment loss is included in income (loss) from discontinued operations for the year ended December 31, 2006 in the Summary of Financial Information table below.

Due from Joint Ventures

As of December 31, 2007 and 2006, due from joint ventures represents the Partnership’s share of the operating cash flow to be distributed for the fourth quarter of 2007 and 2006, respectively, from the following Joint Ventures:

	2007	2006
Fund VIII-IX Associates	$146,199	$9,813
Fund IX-X-XI-REIT Associates	76,350	64,601

	$222,549	$74,414

Summary of Investments

The Partnership’s investments and approximate ownership percentages in the Joint Ventures as of December 31, 2007 and 2006 are summarized below:

	2007		2006
	Amount	Percentage	Amount	Percentage
Fund VIII-IX Associates	$5,567,574	45%	$7,251,693	45%
Fund IX-X-XI-REIT Associates	4,418,683	39%	6,345,520	39%

	$9,986,257		$13,597,213

Summary of Activity

Roll-forwards of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2007 and 2006 are presented below:

	2007	2006
Investment in Joint Ventures, beginning of year	$13,597,213	$16,900,076
Equity in income of Joint Ventures	1,405,997	886,244
Contributions to Joint Ventures	0	0
Distributions from Joint Ventures	(5,016,953)	(4,189,107)

Investment in Joint Ventures, end of year	$9,986,257	$13,597,213

Summary of Financial Information

Condensed financial information for the Joint Ventures in which the Partnership held an interest as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006, and 2005 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2007	2006	2007	2006	2007	2006
Fund VIII-IX Associates	$12,966,902	$16,391,990	$650,139	$349,572	$12,316,763	$16,042,418
Fund IX-X-XI-REIT Associates	11,824,075	16,761,986	502,982	504,159	11,321,093	16,257,827

	$24,790,977	$33,153,976	$1,153,121	$853,731	$23,637,856	$32,300,245

	Total Revenues			Income From Continuing Operations			Income (loss) From Discontinued Operations			Net Income
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
Fund VIII-IX Associates	$1,941,133	$3,110,735	$2,716,889	$376,634	$1,561,538	$1,107,805	$2,164,971	$299,916	$275,796	$2,541,605	$1,861,454	$1,383,601
Fund IX-X-XI-REIT Associates	1,573,322	1,541,884	1,445,099	465,077	595,388	466,034	193,655	(480,593)	5,727,590	658,732	114,795	6,193,624

	$3,514,455	$4,652,619	$4,161,988	$841,711	$2,156,926	$1,573,839	$2,358,626	$(180,677)	$6,003,386	$3,200,337	$1,976,249	$7,577,225

In 2006, Fund VIII-IX-REIT Associates wound up its affairs by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners. Fund VIII-IX-REIT Associates was terminated in 2007 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

Condensed financial information for the joint venture in which Fund VIII-IX Associates holds an equity interest for the years ended December 31, 2007, 2006, and 2005 is presented below:

	Total Revenues			Loss From Continuing Operations			Loss From Discontinued Operations			Net Loss
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
Fund VIII-IX-REIT Associates	$0	$1,435	$1,269	$0	$(17,048)	$(22,110)	$0	$(17,118)	$(198,250)	$0	$(34,166)	$(220,360)

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	2007			2006				2005
	Operating Income	Gain on Sale	Total	Operating Income (loss)	Impairment Loss	Loss on Sale	Total	Operating Income	Gain (Loss) on Sale		Total
Fund VIII-IX Associates	$259,842	$1,905,129	$2,164,971	$299,916	$0	$0	$299,916	$275,796	$0		$275,796
Fund VIII-IX-REIT Joint Venture	0	0	0	(17,118)	0	0	(17,118)	32,501	(230,751	)(1)	(198,250)
Fund IX-X-XI-REIT Associates	22,234	171,421	193,655	15,751	(354,326)	(142,018)	(480,593)	695,628	5,031,962		5,727,590

	$282,076	$2,076,550	$2,358,626	$298,549	$(354,326)	$(142,018)	$(197,795)	$1,003,925	$4,801,211		$5,805,136

(1)

Represents an adjustment to the gain on the sale of 15253 Bake Parkway resulting in a change of estimate in the amount of capital expenditures required to be funded by Fund VIII-IX-REIT Associates pursuant to the purchase and sale agreement.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly; plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies; or (b) in the case of commercial properties leased on a long-term net basis (10 or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $77,429, $93,395, and $107,875 for the years ended December 31, 2007, 2006, and 2005, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $93,348, $82,244, and $100,430 payable to Wells Capital and Wells Management for the years ended December 31, 2007, 2006, and 2005, respectively, which are included in general and administrative expenses in the accompanying statements of operations. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly, and generally invoices the Partnership for the reimbursement thereof on a quarterly basis. As of December 31, 2007 and 2006, due to affiliates represents administrative reimbursements and/or bill-backs due to Wells Capital and/or Wells Management.

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

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Financial statement net income	$1,437,261	$778,873	$2,906,928
Adjustments in net income resulting from:
Depreciation expense for financial reporting purposes greater than amounts for income tax purposes	29,241	60,799	20,810
Rental income accrued for financial reporting purposes (greater than) less than amounts for income tax purposes	(116,034)	4,031	(142,347)
Gains on sale of properties for financial reporting purposes in excess of income tax purposes	(311,398)	(279,263)	(289,338)
Other	(104,005)	19,882	23,515

Income tax basis net income	$935,065	$584,322	$2,519,568

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Financial statement partners’ capital	$13,528,531	$18,110,261	$18,224,192
Increase (decrease) in partners’ capital resulting from:
Accumulated meals and entertainment	390	390	390
Accumulated bad debt expense, net, for financial reporting purposes greater than amounts for income tax purposes	381	381	381
Accumulated depreciation expense for financial reporting purposes greater than amounts for income tax purposes	3,812,612	3,783,371	3,722,572
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	5,223,360	5,223,360	5,223,360
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(658,854)	(542,820)	(546,851)
Accumulated expenses deductible when paid for income tax purposes less than amounts accrued for financial reporting purposes	464	464	464
Accumulated expenses capitalized for income tax purposes greater than amounts deducted for financial reporting purposes	10,145	10,145	10,145
Partnership’s distributions payable	204,055	0	280,915
Accumulated gains on sale of properties for financial reporting purposes in excess of income tax purposes	(1,409,640)	(1,098,242)	(818,979)
Other	(68,632)	35,373	15,490

Income tax basis partners’ capital	$20,642,812	$25,522,683	$26,112,079

7.	QUARTERLY RESULTS (UNAUDITED)

A summary of the unaudited quarterly financial information for the years ended December 31, 2007 and 2006 is presented below:

	2007 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$205,975	$96,826	$126,759	$976,437
Interest and other income	$75,055	$81,111	$34,515	$23,328
Net income	$239,026	$130,166	$111,990	$956,079
Net income (loss) allocated to:
Class A limited partners	$239,739	$130,166	$(291,912)	$519,978
Class B limited partners	$0	$0	$403,902	$436,101
General partners	$(713)	$0	$0	$0
Net income (loss) per weighted-average limited partner unit:
Class A	$0.07	$0.04	$(0.09)	$0.16
Class B(a)	$0.00	$0.00	$ 1.71	$1.83
Distribution of operating cash per weighted-average limited partner unit:
Class A(b)	$0.08	$0.08	$ 0.07	$0.06
Class B	$0.00	$0.00	$ 0.00	$0.00
Distribution of net property sale proceeds per weighted-average limited partner unit:
Class A	$0.00	$0.00	$ 1.44	$0.00
Class B(b)	$0.00	$0.00	$ 1.69	$0.00

	2006 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$381,232	$362,202	$60,522	$82,288
Interest and other income	$19,244	$15,424	$18,939	$17,439
Net income	$334,356	$329,346	$43,954	$71,217
Net income allocated to:
Class A limited partners	$333,989	$329,029	$44,639	$70,503
Class B limited partners	$0	$0	$0	$0
General partners	$367	$317	$(685)	$714
Net income per weighted-average limited partner unit:
Class A(a)	$0.10	$0.10	$0.01	$0.02
Class B	$0.00	$0.00	$0.00	$0.00
Distribution of operating cash per weighted-average limited partner unit:
Class A	$0.09	$0.09	$0.09	$0.00
Class B	$0.00	$0.00	$0.00	$0.00
Distribution of net property sale proceeds per weighted-average limited partner unit:
Class A	$0.00	$0.00	$0.00	$0.00
Class B	$0.00	$0.00	$0.00	$0.00

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

(b)

The quarterly per-unit amounts have been calculated using actual distribution for the respective quarters. Conversely, the corresponding distributions-per-unit amounts have been calculated assuming that the total distribution was earned ratably over the year. As a result, the sum of these quarterly per-unit amounts does not equal the respective annual per-unit amount presented in the accompanying financial statements.

8.	GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs for the years ended December 31, 2007, 2006, and 2005, are comprised of the following items:

	2007	2006	2005
Salary reimbursements	$93,348	$82,244	$100,430
Printing expenses	37,786	31,283	32,573
Independent accounting fees	26,877	18,484	20,495
Legal fees	10,566	23,044	51,619
Postage and delivery expenses	7,752	5,807	4,510
Other professional fees	3,771	1,187	2,358
Computer costs	1,494	1,632	2,172
Filing fees	900	915	0
Taxes and licensing fees	251	13,262	78,614
Life insurance	0	559	280

Total general and administrative costs	$182,745	$178,417	$293,051

9.	COMMITMENTS AND CONTINGENCIES

Distribution of Net Sale Proceeds

In December 2007, the General Partners announced their intention to distribute net sale proceeds of approximately $2.5 million from the sales of the Iomega Building and 14079 Senlac Drive in May 2008 to the limited partners of record as of March 31, 2008, which, under the terms of the partnership agreement, does not include limited partners acquiring units after December 31, 2007. Following such distribution of net sale proceeds, the General Partners intend to hold residual net sale proceeds of approximately $0.8 million in reserve in order to fund the Partnership’s pro rata share of anticipated capital improvements at the US Cellular Building and the 360 Interlocken Building and anticipated re-leasing costs at the US Cellular Building, the Avaya Building, and the 360 Interlocken Building.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund VIII and Fund IX Associates:

We have audited the accompanying balance sheets of Fund VIII and Fund IX Associates (the “Joint Venture”) as of December 31, 2007 and 2006, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund VIII and Fund IX Associates as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund VIII and Fund IX Associates:

We have audited the accompanying statements of operations, partners’ capital, and cash flows of Fund VIII and Fund IX Associates (the “Joint Venture”) for the year in the period ended December 31, 2005. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Fund VIII and Fund IX Associates for the year in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 9, 2007

FUND VIII AND FUND IX ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

ASSETS

	2007	2006
Real estate assets, at cost:
Land	$1,825,673	$2,503,586
Building and improvements, less accumulated depreciation of $5,189,617 and $8,130,854 at December 31, 2007 and 2006, respectively	8,814,524	11,544,059
Construction in progress	0	61,020

Total real estate assets	10,640,197	14,108,665

Cash and cash equivalents	776,888	721,036
Tenant receivables	739,744	590,184
Deferred leasing costs, less accumulated amortization of $276,007 and $146,728 at December 31, 2007 and 2006, respectively	798,324	963,805
Other assets	11,749	8,300

Total assets	$12,966,902	$16,391,990

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$191,588	$167,224
Accrued capital expenditures	0	59,419
Due to affiliate	12,021	2,991
Deferred income	123,133	98,257
Partnership distributions payable	323,397	21,681

Total liabilities	650,139	349,572
Partners’ capital:
Wells Real Estate Fund VIII, L.P.	6,749,189	8,790,724
Wells Real Estate Fund IX, L.P.	5,567,574	7,251,694

Total partners’ capital	12,316,763	16,042,418

Total liabilities and partners’ capital	$12,966,902	$16,391,990

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
REVENUES:
Rental income	$1,215,298	$1,525,611	$1,298,148
Reimbursement income	685,425	552,084	542,745
Lease termination income	0	962,330	871,860
Interest and other income	40,410	70,710	4,136

Total revenues	1,941,133	3,110,735	2,716,889

EXPENSES:
Property operating costs	678,945	579,361	675,671
Management and leasing fees	125,102	133,937	132,136
Depreciation	493,406	595,181	492,290
Amortization	131,380	87,573	7,552
Lease termination expense	0	25,336	0
General and administrative	135,666	99,037	115,871

Total expenses	1,564,499	1,520,425	1,423,520

EQUITY IN LOSS OF FUND VIII-IX-REIT JOINT VENTURE	0	(28,772)	(185,564)

NET INCOME FROM CONTINUING OPERATIONS	376,634	1,561,538	1,107,805

DISCONTINUED OPERATIONS:
Operating income	259,842	299,916	275,796
Gain on disposition	1,905,129	0	0

Income from discontinued operations	2,164,971	299,916	275,796

NET INCOME	$2,541,605	$1,861,454	$1,383,601

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	Wells Real Estate Fund VIII, L.P.	Wells Real Estate Fund IX, L.P.	Total Partners’ Capital
BALANCE, December 31, 2004	$8,478,675	$6,994,274	$15,472,949

Net income	758,168	625,433	1,383,601
Partnership contributions	173,040	142,747	315,787
Partnership distributions	(917,328)	(756,729)	(1,674,057)

BALANCE, December 31, 2005	8,492,555	7,005,725	15,498,280

Net income	1,020,015	841,439	1,861,454
Partnership distributions	(721,846)	(595,470)	(1,317,316)

BALANCE, December 31, 2006	8,790,724	7,251,694	16,042,418

Net income	1,392,716	1,148,889	2,541,605
Partnership distributions	(3,434,251)	(2,833,009)	(6,267,260)

BALANCE, December 31, 2007	$6,749,189	$5,567,574	$12,316,763

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,541,605	$1,861,454	$1,383,601
Operating distributions received from Fund VIII-IX-REIT Joint Venture	0	128,967	0
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition	(1,905,129)	0	0
Equity in loss of Fund VIII-IX-REIT Joint Venture	0	28,772	185,564
Depreciation	590,886	701,527	597,762
Amortization	184,910	100,956	7,552
Lease termination expense	0	25,336	0
Changes in assets and liabilities:
(Increase) decrease in tenant receivables	(245,588)	(385,996)	56,279
(Increase) decrease in other assets	(3,449)	2,032	(3,819)
Increase (decrease) in accounts payable and accrued expenses	24,364	(43,609)	(54,263)
Increase (decrease) in due to affiliate	9,030	(1,954)	(9,555)
Increase (decrease) in deferred income	24,876	98,257	(196,797)

Net cash provided by operating activities	1,221,505	2,515,742	1,966,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sale of real estate	5,107,237	0	0
Investment in real estate	(287,917)	(223,029)	(367,351)
Payment for deferred leasing costs	(19,429)	(872,551)	(182,351)
Contributions to Fund VIII-IX-REIT Joint Venture	0	0	(315,787)

Net cash provided by (used in) investing activities	4,799,891	(1,095,580)	(865,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions to joint venture partners	(5,107,237)	0	0
Operating distributions to joint venture partners in excess of accumulated earnings	(858,307)	(1,642,632)	(1,621,517)
Contributions from joint venture partners	0	0	315,787

Net cash used in financing activities	(5,965,544)	(1,642,632)	(1,305,730)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55,852	(222,470)	(204,895)

CASH AND CASH EQUIVALENTS, beginning of year	721,036	943,506	1,148,401

CASH AND CASH EQUIVALENTS, end of year	$776,888	$721,036	$943,506

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
Write-off of fully depreciated real estate assets	$1,870,186	$457,338	$0

Write-off of fully amortized deferred leasing costs	$55,631	$19,571	$0

Accrued capital expenditures	$0	$59,419	$120,577

Partnership distributions payable	$323,397	$21,681	$346,997

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006, AND 2005

1.	ORGANIZATION AND BUSINESS

In June 1996, Wells Real Estate Fund VIII, L.P. (“Fund VIII”) entered into a Georgia general partnership with Wells Real Estate Fund IX, L.P. (“Fund IX”) to form Fund VIII and Fund IX Associates (the “Joint Venture”). The general partners of Fund VIII and Fund IX are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

The Joint Venture was formed to acquire, develop and operate real properties. On June 17, 1996, the Joint Venture purchased a 7.09-acre parcel of land located in Madison, Wisconsin, on which an approximate 102,000 rentable square foot, four-story office building, the US Cellular Building, was developed and constructed. On October 10, 1996, the Joint Venture purchased a 40,000 square foot, one-story office building, 14079 Senlac Drive (formerly known as the “AT&T-Texas Building”), located in Farmers Branch, Texas. On January 10, 1997, the Joint Venture purchased an approximately 65,000 square foot, two-story office building, 15253 Bake Parkway, located in Irvine, California. On February 20, 1997, the Joint Venture purchased an approximate 49,000 square foot, two-story partially completed office building, 305 Interlocken Parkway, located in Broomfield, Colorado.

On June 15, 2000, the Joint Venture entered into a joint venture with Piedmont Operating Partnership, LP (“Piedmont OP”), formerly known as Wells Operating Partnership, L.P., to form Fund VIII-IX-REIT Joint Venture. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner. Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust. Fund VIII-IX-REIT Joint Venture was formed to acquire, develop and operate real properties. During 2000, the Joint Venture contributed, at cost, 15253 Bake Parkway to Fund VIII-IX-REIT Joint Venture, and Piedmont OP contributed approximately $1,300,000 to fund building improvements. On December 2, 2004, Fund VIII-IX-REIT Joint Venture sold 15253 Bake Parkway to an unrelated third party for a gross sales price of $12,400,000. As a result of the sale, the Joint Venture received net sale proceeds of approximately $10,014,000 and was allocated a gain of approximately $2,301,000. During the third quarter of 2006, Fund VIII-IX-REIT Joint Venture wound up its affairs by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners. Fund VIII-IX-REIT Joint Venture was terminated in March 2007 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

On November 29, 2007, the Joint Venture sold 14079 Senlac Drive to an unrelated third party for a gross selling price of approximately $5,410,000. As a result of the sale, the Joint Venture recognized a gain of approximately $1,905,000 and received net sale proceeds of approximately $5,107,000.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. The Joint Venture considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2007.

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of the Joint Venture’s real estate assets and net income.

Investment in Fund VIII-IX-REIT Joint Venture

The Joint Venture evaluated its investment in Fund VIII-IX-REIT Joint Venture and concluded that it was not a variable interest entity under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Joint Venture did not have control over the operations of Fund VIII-IX-REIT Joint Venture; however, it did exercise significant influence. Approval by the Joint Venture as well as the other joint venture partners was required for any major decision or any action that would materially affect Fund VIII-IX-REIT Joint Venture, or its real property investments. Accordingly, upon applying the provisions of SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Joint Venture accounted for its investment in Fund VIII-IX-REIT Joint Venture using the equity method of accounting, whereby original investments were recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Joint Venture. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions were allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, were generally distributed to the joint venture partners on a quarterly basis.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables

Tenant receivables are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. No such allowances have been recorded as of December 31, 2007 or 2006.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the shorter of the lease term or economic life. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately five years. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.

Other Assets

Prepaid expenses and other assets as of December 31, 2007 and 2006, is comprised of the following balances:

	2007	2006
Prepaid expenses	$6,516	$5,580
Interest receivable	5,233	2,720

Total	$11,749	$8,300

Prepaid expenses are recognized as the related services are provided. Interest receivable represents interest earned during the period presented, which will be received in the following month. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund VIII and Fund IX held ownership interests in the Joint Venture of approximately 55% and 45%, for the years ended December 31, 2007 and 2006, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund VIII and Fund IX are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Joint Venture is currently assessing these provisions and evaluating the financial impact of SFAS No. 159 on its financial statements; however, it is not currently planning to adopt the fair value option in 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No. 157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for the Joint Venture beginning January 1, 2009 and all other aspects of SFAS No. 157 will be effective for the Joint Venture beginning January 1, 2008. The Joint Venture is currently assessing the provisions and evaluating the financial impact of SFAS No. 157, FSP 157-1, and FSP 157-2 on its financial statements; however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 was effective for the Joint Venture beginning January 1, 2007. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Fund VIII and Fund IX entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of their general partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies; or (b) in the case of commercial properties which are leased on a long-term net basis (10 or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. During the years ended December 31, 2007, 2006, and 2005, the Joint Venture incurred management and leasing fees that are payable to Wells Management of $120,794, $134,036, and $128,649, respectively, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

Administrative Reimbursements

Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2007, 2006, and 2005, the Joint Venture incurred administration expenses of $46,247, $59,521, and $72,443, respectively, payable to Wells Management for these services, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

Due to Affiliate

As of December 31, 2007 and December 31, 2006, due to affiliate balances reflect amounts due to Wells Management for the following items:

	2007	2006
Property management fees	$10,134	$2,522
Administrative reimbursements	1,887	469

	$12,021	$2,991

4.	INVESTMENT IN FUND VIII-IX-REIT JOINT VENTURE

As of December 31, 2006, the Joint Venture owned an interest of approximately 84% in Fund VIII-IX-REIT Joint Venture. In 2006, Fund VIII-IX-REIT Joint Venture wound up its affairs by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners. Fund VIII-IX-REIT Joint Venture was terminated in 2007 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

Roll-forwards of the Joint Venture’s investment in Fund VIII-IX-REIT Joint Venture for the years ended December 31, 2007 and 2006 are presented below:

	2007	2006
Investment in Fund VIII-IX-REIT Joint Venture, beginning of year	$0	$157,739
Equity in loss of Fund VIII-IX-REIT Joint Venture	0	(28,772)
Distributions from Fund VIII-IX-REIT Joint Venture	0	(128,967)

Investment in Fund VIII-IX-REIT Joint Venture, end of year	$0	$0

Condensed financial information for Fund VIII-IX-REIT Joint Venture for the years ended December 31, 2007, 2006, and 2005 is presented below:

	Total Revenues			Loss From Continuing Operations			Loss From Discontinued Operations			Net Loss
	For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,
	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
Fund VIII-IX-REIT Joint Venture	$0	$1,435	$1,269	$0	$(17,048)	$(22,110)	$0	$(17,118)	$(198,250)	$0	$(34,166)	$(220,360)

The Joint Venture allocates its share of earnings generated by the properties owned by Fund VIII-IX-REIT Joint Venture to its joint venture partners pursuant to the joint venture agreement provisions outlined in Note 2 for allocation of income and distributions, respectively. The components of loss from discontinued operations recognized by Fund VIII-IX-REIT Joint Venture are provided below:

	For The Year Ended December 31, 2007			For The Year Ended December 31, 2006			For The Year Ended December 31, 2005
	Operating Income	Gain on Sale	Total	Operating Loss	Gain on Sale	Total	Operating Income	Loss on Sale	Total
Fund VIII-IX-REIT Joint Venture	$0	$0	$0	$(17,118)	$0	$(17,118)	$32,501	$(230,751)(1)	$(198,250)

(1)

Represents an adjustment to the gain recognized on the December 2004 sale of 15253 Bake Parkway, resulting from a change in estimate of the amount of capital expenditures required to be funded by Fund VIII-IX-REIT Joint Venture pursuant to the purchase and sale agreement.

5.	DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Joint Venture has classified the results of operations related to 14079 Senlac Drive, which was sold on November 29, 2007, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

	2007	2006	2005
Rental income	$415,720	$455,657	$455,657
Tenant reimbursements	0	0	1,480

Total property revenues	415,720	455,657	457,137

Property operating costs	12,463	4,815	29,047
Management and leasing fees	17,712	18,627	16,706
Depreciation	97,480	106,346	105,472
General and administrative	28,223	25,953	30,116

Total expenses	155,878	155,741	181,341

Operating income	259,842	299,916	275,796
Gain on disposition	1,905,129	0	0

Income from discontinued operations	$2,164,971	$299,916	$275,796

6.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2007, is presented below:

Year ending December 31:
2008	$1,330,311
2009	1,374,051
2010	1,417,791
2011	1,305,925
2012	1,031,095
Thereafter	289,304

$6,748,477

Three tenants generated approximately 52%, 27%, and 21% of rental income for the year ended December 31, 2007, and two tenants will generate approximately 78% and 22% of future minimum rental income.

FUND VIII AND FUND IX ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

		Initial Cost		Costs Capitalized Subsequent To Acquisition(c)	Gross Carrying Amount as of December 31, 2007
Description	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation(d)	Date of Construction	Date Acquired
US CELLULAR BUILDING(a)	None	$896,698	$9,589,088	$(1,721,136)	$896,698	$7,867,952	$0	$8,764,650	$2,870,640	1997	06/17/96
305 INTERLOCKEN PARKWAY(b)	None	928,975	6,158,796	(22,607)	928,975	6,136,189	0	7,065,164	2,318,977	1997	02/20/97

Total		$1,825,673	$15,747,884	$(1,743,743)	$1,825,673	$14,004,141	$0	$15,829,814	$5,189,617

(a)	The US Cellular Building is a four-story office building located in Madison, Wisconsin.

(b)	305 Interlocken Parkway is a two-story office building located in Broomfield, Colorado.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

(d)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

FUND VIII AND FUND IX ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2004	$22,047,058	$7,272,996

Additions	487,928	597,762

BALANCE AT DECEMBER 31, 2005	22,534,986	7,870,758

Additions	161,871	717,434 (1)
Dispositions	(457,338)	(457,338)

BALANCE AT DECEMBER 31, 2006	22,239,519	8,130,854

Additions	228,498	590,886
Dispositions	(6,638,203)	(3,532,123)

BALANCE AT DECEMBER 31, 2007	$15,829,814	$5,189,617

(1)	Included in the number presented is $15,907, which is included in lease termination expense in the accompanying statements of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

The Fund IX, Fund X, Fund XI and REIT Joint Venture:

We have audited the accompanying balance sheets of The Fund IX, Fund X, Fund XI and REIT Joint Venture (the “Joint Venture”) as of December 31, 2007 and 2006, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Fund IX, Fund X, Fund XI and REIT Joint Venture as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

The Fund IX, Fund X, Fund XI and REIT Joint Venture:

We have audited the accompanying statements of operations, partners’ capital, and cash flows of The Fund IX, Fund X, Fund XI and REIT Joint Venture (the “Joint Venture”) for the year in the period ended December 31, 2005. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of The Fund IX, Fund X, Fund XI and REIT Joint Venture for the year in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 9, 2007

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

ASSETS

	2007	2006
Real estate assets, at cost:
Land	$2,701,208	$3,343,196
Building and improvements, less accumulated depreciation of $4,093,318 and $5,386,439 at December 31, 2007 and 2006, respectively	8,337,012	12,549,986

Total real estate assets, net	11,038,220	15,893,182

Cash and cash equivalents	379,619	358,870
Tenant receivables	173,976	225,673
Deferred leasing costs, less accumulated amortization of $181,360 and $129,088 at December 31, 2007 and 2006, respectively	161,953	166,924
Other assets	70,307	117,337

Total assets	$11,824,075	$16,761,986

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$301,063	$320,116
Due to affiliate	1,566	1,590
Deferred income	4,738	96
Accrued capital expenditures	0	16,844
Partnership distributions payable	195,615	165,513

Total liabilities	502,982	504,159

Partners’ capital:
Wells Real Estate Fund IX, L.P.	4,418,683	6,345,520
Wells Real Estate Fund X, L.P.	5,489,733	7,883,619
Wells Real Estate Fund XI, L.P.	994,917	1,428,787
Piedmont Operating Partnership, LP	417,760	599,901

Total partners’ capital	11,321,093	16,257,827

Total liabilities and partners’ capital	$11,824,075	$16,761,986

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
REVENUES:
Rental income	$1,479,516	$1,471,082	$1,411,052
Tenant reimbursements	79,063	40,133	3,880
Interest and other income	14,743	30,669	30,167

Total revenues	1,573,322	1,541,884	1,445,099

EXPENSES:
Property operating costs	550,913	422,429	462,446
Management and leasing fees	81,133	78,473	71,615
Depreciation	336,550	337,397	320,205
Amortization	52,272	51,473	46,851
General and administrative	87,377	56,724	77,948

Total expenses	1,108,245	946,496	979,065

NET INCOME FROM CONTINUING OPERATIONS	465,077	595,388	466,034

DISCONTINUED OPERATIONS:
Operating income	22,234	15,751	695,628
Impairment loss	0	(354,326)	0
Gain (loss) on disposition	171,421	(142,018)	5,031,962

Income (loss) from discontinued operations	193,655	(480,593)	5,727,590

NET INCOME	$658,732	$114,795	$6,193,624

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	Wells Real Estate Fund IX, L.P.	Wells Real Estate Fund X, L.P.	Wells Real Estate Fund XI, L.P.	Piedmont Operating Partnership, LP	Total Partners’ Capital
Balance, December 31, 2004	$12,465,512	$15,487,047	$2,806,837	$1,178,414	$31,937,810

Net income	2,417,408	3,003,369	544,333	228,514	6,193,624
Partnership distributions	(4,988,569)	(6,197,758)	(1,123,286)	(471,561)	(12,781,174)

Balance, December 31, 2005	9,894,351	12,292,658	2,227,884	935,367	25,350,260

Net income	44,805	55,666	10,089	4,235	114,795
Partnership distributions	(3,593,636)	(4,464,705)	(809,186)	(339,701)	(9,207,228)

Balance, December 31, 2006	6,345,520	7,883,619	1,428,787	599,901	16,257,827

Net income	257,107	319,428	57,893	24,304	658,732
Partnership distributions	(2,183,944)	(2,713,314)	(491,763)	(206,445)	(5,595,466)

Balance, December 31, 2007	$4,418,683	$5,489,733	$994,917	$417,760	$11,321,093

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$658,732	$114,795	$6,193,624
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment loss	0	354,326	0
(Gain) loss on sale of property	(171,421)	142,018	(5,031,962)
Depreciation	347,410	624,402	681,018
Amortization	52,272	51,473	62,275
Changes in assets and liabilities:
Decrease (increase) in tenant receivables	51,697	13,993	(64,124)
Decrease in other assets	4,790	950	358
Increase (decrease) in accounts payable and accrued expenses	23,187	(252,867)	(326,807)
Decrease in due to affiliate	(24)	(5,618)	(12,801)
Increase (decrease) in deferred income	4,642	(4,884)	(124,569)

Net cash provided by operating activities	971,285	1,038,588	1,377,012

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate	4,685,151	8,059,625	11,646,089
Investment in real estate assets	(23,022)	(151,598)	(79,675)
Payment of deferred leasing costs	(47,301)	(7,130)	(241,558)

Net cash provided by investing activities	4,614,828	7,900,897	11,324,856

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions to joint venture partners	(4,685,151)	(8,059,625)	(11,646,089)
Operating distributions to joint venture partners in excess of accumulated earnings	(880,213)	(1,214,868)	(1,515,725)

Net cash used in financing activities	(5,565,364)	(9,274,493)	(13,161,814)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,749	(335,008)	(459,946)

CASH AND CASH EQUIVALENTS, beginning of year	358,870	693,878	1,153,824

CASH AND CASH EQUIVALENTS, end of year	$379,619	$358,870	$693,878

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$195,615	$165,513	$232,778

Accrued capital expenditures	$0	$16,844	$0

Write-off of fully depreciated real estate assets	$0	$13,819	$0

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006, AND 2005

1.	ORGANIZATION AND BUSINESS

In March 1997, Wells Real Estate Fund IX, L.P. (“Fund IX) entered into a Georgia general partnership with Wells Real Estate Fund X, L.P. (“Fund X”) to form Fund IX and Fund X Associates (“Fund IX-X Associates”) for the purpose of acquiring, developing, operating, and selling real properties. On March 20, 1997, Fund IX contributed a 5.62-acre tract of real property in Knoxville, Tennessee, and improvements thereon to Fund IX-X Associates on which an approximately 84,000 square foot, three-story office building, the Alstom Power – Knoxville Building, was constructed and commenced operations. On February 13, 1998, Fund IX-X Associates purchased an approximate 107,000 square foot, two-story office building, 1315 West Century Drive, in Louisville, Colorado. On March 20, 1998, Fund IX-X Associates purchased an approximately 52,000 square foot, three-story office building, the 360 Interlocken Building, in Broomfield, Colorado. On June 11, 1998, Fund IX-X Associates was amended and restated as The Fund IX, Fund X, Fund XI and REIT Joint Venture (the “Joint Venture”) upon admitting Wells Real Estate Fund XI, L.P. (“Fund XI”) and Piedmont Operating Partnership, LP (“Piedmont OP”), formerly known as Wells Operating Partnership, L.P. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner. Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust. On June 24, 1998, the Joint Venture purchased an approximately 57,000 square foot, one-story office building, the Avaya Building, in Oklahoma City, Oklahoma. On April 1, 1998, Fund X purchased an approximately 108,000 square foot, one-story office and warehouse building, the Iomega Building, in Ogden, Utah. In 1998, Fund X contributed the Iomega Building to the Joint Venture. Ownership interests were recomputed based on the relative cumulative capital contributions from the joint venture partners.

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

On January 31, 2007, the Joint Venture sold the Iomega Building to an unrelated third party for a gross sale price of $4,867,000. As a result of the sale, the Joint Venture received net sale proceeds of approximately $4,685,000 and recognized a gain of approximately $178,000.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. The Joint Venture considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

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

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of the Joint Venture’s real estate assets and net income.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables

Tenant receivables are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. No such allowances have been recorded as of December 31, 2007 or 2006.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the respective leases. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately two years. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.

Other Assets

Other assets as of December 31, 2007 and 2006, is comprised of the following items:

	2007	2006
Refundable security deposits	$64,432	$106,672
Prepaid expenses	4,779	8,426
Interest receivable	1,096	2,239

Total	$70,307	$117,337

Refundable security deposits represent cash deposits received from tenants. Pursuant to the respective leases, the Joint Venture may apply such balances toward unpaid receivable balances or property damages, where applicable, and is obligated to refund any residual balances to the tenants upon the expiration of the related lease terms. Prepaid expenses are primarily comprised of prepaid insurance and contract labor costs. Prepaid expenses are recognized in the period in which coverage/service is provided. Interest receivable represents interest earned during the period presented, which will be received in the following month. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based on their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund IX, Fund X, Fund XI, and Piedmont OP held ownership interests in the Joint Venture of approximately 39%, 48%, 9%, and 4%, for the years ended December 31, 2007 and 2006, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund IX, Fund X, Fund XI, and Piedmont OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Joint Venture is currently assessing these provisions and evaluating the financial impact of SFAS No. 159 on its financial statements; however, it is not currently planning to adopt the fair value option in 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No. 157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for the Joint Venture beginning January 1, 2009 and all other aspects of SFAS No. 157 will be effective for the Joint Venture beginning January 1, 2008. The Joint Venture is currently assessing the provisions and evaluating the financial impact of SFAS No. 157, FSP 157-1, and FSP 157-2 on its financial statements; however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 was effective for the Joint Venture beginning January 1, 2007. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Fund IX, Fund X, and Fund XI are parties to individual property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of each of their respective general partners.

The various fees payable under each of the respective agreements are summarized as follows:

	Management Services	Leasing Services	Management and Leasing Services–Industrial and Commercial properties leased on a net basis for ten years or more
Fund IX	3% of gross revenues collected monthly	Initial lease up fee for newly constructed properties based on market rate charged for similar services for similar properties in the same geographic area. Recurring fee based on 3% of gross revenues collected monthly.	Initial lease up fee based on 3% of the gross revenues over the first five years of the lease term. Recurring fee based on 1% of gross revenues collected monthly.
Fund X	3% of gross revenues collected monthly	Initial lease up fee for newly constructed properties based on market rate charged for similar services for similar properties in the same geographic area. Recurring fee based on 3% of gross revenues collected monthly.	Initial lease up fee based on 3% of the gross revenues over the first five years of the lease term. Recurring fee based on 1% of gross revenues collected monthly.
Fund XI	2.5% of gross revenues collected monthly	Initial lease up fee for newly constructed properties based on market rate charged for similar services for similar properties in the same geographic area. Recurring fee based on 2% of gross revenues collected monthly.	Initial lease up fee based on 3% of the gross revenues over the first five years of the lease term. Recurring fee based on 1% of gross revenues collected monthly.

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2007, 2006, and 2005, the Joint Venture incurred management and leasing fee expenses that are payable to Wells Management of $58,484, $84,054, and $127,392, respectively, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

In addition, the Joint Venture incurs fees payable to Piedmont Office Management, LLC (“Piedmont Management”), or its affiliates, for the management and leasing of the Joint Venture’s properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of Net Asset Value calculated on an annual basis, (b) prorated by Piedmont OP’s ownership interest in the Joint Venture. During the year ended December 31, 2007, the Joint Venture incurred management and leasing fee expenses payable to Piedmont Management, or its affiliates, of $1,345.

Administration Reimbursements

Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on the amount of time spent on the respective entities by individual personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. During 2007, 2006, and 2005, the Joint Venture incurred administrative expenses of $22,667, $48,520, and $79,832, respectively, payable to Wells Management, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

Due to Affiliate

As of December 31, 2007 and December 31, 2006, the due to affiliate balances represent administrative reimbursements due to Wells Management.

4.	DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Joint Venture has classified the results of operations related to the Alstom Power – Knoxville Building, which was sold on March 15, 2005, 1315 West Century Drive, which was sold on December 22, 2006, and the Iomega Building, which was sold on January 31, 2007, as discontinued operations in the accompanying statements of operations. The details comprising income (loss) from discontinued operations are presented below:

	2007	2006	2005
Rental income	$43,726	$733,615	$1,379,957
Tenant reimbursements	8,705	114,490	393,586
Interest and other income	0	5,122	0

Total property revenues	52,431	853,227	1,773,543

Property operating costs	11,289	450,660	533,173
Management and leasing fees	1,028	39,364	74,608
Depreciation	10,860	287,005	360,813
Amortization	0	0	15,424
General and administrative	7,020	60,447	93,897

Total expenses	30,197	837,476	1,077,915

Operating income	22,234	15,751	695,628
Impairment loss	0	(354,326)	0
Gain (loss) on disposition	171,421	(142,018)	5,031,962

Income (loss) from discontinued operations	$193,655	$(480,593)	$5,727,590

5.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2007 follows:

Year ended December 31:
2008	$1,308,681
2009	1,068,373
2010	314,729
2011	111,180
2012	56,005
Thereafter	0

$2,858,968

Two tenants generated approximately 40% and 39% of rental income for the year ended December 31, 2007, and four tenants will generate approximately 55%, 14%, 11%, and 9% of future minimum rental income.

THE FUND IX, FUND X, FUND XI, AND REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

		Initial Cost		Costs Capitalized Subsequent To Acquisition(c)	Gross Carrying Amount as of December 31, 2007				Accumulated Depreciation(d)
Description	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total		Date of Construction	Date Acquired
AVAYA BUILDING(a)	None	$1,051,138	$4,461,334	$118,866	$1,051,138	$4,580,200	$0	$5,631,338	$1,472,153	1998	6/24/98
360 INTERLOCKEN BUILDING(b)	None	1,650,070	6,917,274	932,856	1,650,070	7,850,130	0	9,500,200	2,621,165	1996	3/20/98

Total		$2,701,208	$11,378,608	$1,051,722	$2,701,208	$12,430,330	$0	$15,131,538	$4,093,318

(a)	The Avaya Building is a one-story office building located in Oklahoma City, Oklahoma.

(b)	The 360 Interlocken Building is a three-story office building located in Broomfield, Colorado.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

(d)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

THE FUND IX, FUND X, FUND XI, AND REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2004	$40,251,607	$9,662,126

Additions	79,675	681,018
Dispositions	(8,133,347)	(3,050,321)

BALANCE AT DECEMBER 31, 2005	32,197,935	7,292,823

Additions	168,442	624,402
Dispositions	(10,732,430)	(2,530,786)
Impairments(1)	(354,326)	0

BALANCE AT DECEMBER 31, 2006	21,279,621	5,386,439

Additions	6,178	347,410
Dispositions	(6,154,261)	(1,640,531)

BALANCE AT DECEMBER 31, 2007	$15,131,538	$4,093,318

(1)

As of September 30, 2006, The Fund IX, Fund X, Fund XI, and REIT Joint Venture wrote-down the basis of 1315 West Century Drive to approximate a recently contracted sale price as a result of reducing the intended holding period.

EXHIBIT INDEX

TO

2007 FORM 10-K

OF

WELLS REAL ESTATE FUND IX, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number		Description of Document

*3	(a)	Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund IX, L.P. (Exhibit 3(a) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*3	(b)	Certificate of Limited Partnership of Wells Real Estate Fund IX, L.P. (Exhibit 3(c) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(a)	Leasing and Tenant Coordinating Agreement between Wells Real Estate Fund IX, L.P. and Wells Management Company, Inc. (Exhibit 10(d) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(b)	Management Agreement between Wells Real Estate Fund IX, L.P. and Wells Management Company, Inc. (Exhibit 10(e) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(c)	Amended and Restated Custodial Agency Agreement between Wells Real Estate Fund IX, L.P. and NationsBank of Georgia, N.A. (Exhibit 10(f) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(d)	Joint Venture Agreement of Fund VIII and Fund IX Associates dated June 10, 1996 (Exhibit 10(aa) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(e)	Agreement for the Purchase and Sale of Real Property dated April 23, 1996, between American Family Mutual Insurance Company and Wells Capital, Inc. (Exhibit 10(bb) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(f)	Agreement to Lease dated June 18, 1996, between Fund VIII and IX Associates and Westel-Milwaukee, Inc., d/b/a Cellular One (Exhibit 10(cc) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(g)	Development Agreement dated June 18, 1996, between Fund VIII and Fund IX Associates and ADEVCO Corporation (Exhibit 10(dd) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(h)	Owner-Contractor Agreement dated June 18, 1996, with Kraemer Brothers, Inc. (Exhibit 10(ee) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

Exhibit Number		Description of Document

*10	(i)	First Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated October 10, 1996 (Exhibit 10(ii) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(j)	Agreement for the Purchase and Sale of Property dated October 10, 1996, between TCI Valwood Limited Partnership I and Fund VIII and Fund IX Associates (Exhibit 10(ff) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(k)	Build to Suite Industrial Lease Agreement dated November 1, 1995, between Industrial Developments International, Inc. and TCI Central, Inc., as amended July 16, 1996 and August 29, 1996 (Exhibit 10(gg) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(l)	Assignment and Assumption of Lease dated October 10, 1996, between TCI Valwood Limited Partnership I and The Bank of New York, as Agent for Fund VIII and Fund IX Associates (Exhibit 10(hh) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(m)	Real Estate Option Agreement dated December 9, 1996, between The Development Corporation of Knox County and Wells Real Estate Fund IX, L.P. (Exhibit 10(jj) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(n)	Lease Agreement for the ABB Building dated December 10, 1996, between Wells Real Estate Fund IX, L.P. and ABB Flakt, Inc. (Exhibit 10(kk) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(o)	Development Agreement relating to the ABB Building dated December 10, 1996, between Wells Real Estate Fund IX, L.P. and ADEVCO Corporation (Exhibit 10(ll) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(p)	Owner-Contractor Agreement relating to the ABB Building dated November 1, 1996, between Wells Real Estate Fund IX, L.P. and Integra Construction, Inc. (Exhibit 10(mm) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(q)	Second Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated January 7, 1997 (Exhibit 10(ii) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(r)	Agreement for the Purchase and Sale of Property with Magellan Bake Parkway Limited Partnership dated December, 1996 (Exhibit 10(jj) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(s)	Office Lease with Matsushita Avionics Systems Corporation dated April 29, 1996 (Exhibit 10(kk) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

Exhibit Number		Description of Document

*10	(t)	Third Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated February 18, 1997 (Exhibit 10(ll) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(u)	Agreement for the Purchase and Sale of Property with Orix Prime West Broomfield II Venture dated February 5, 1997 (Exhibit 10(mm) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(v)	Lease with Cirrus Logic, Inc. dated July 5, 1995 (Exhibit 10(nn) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(w)	Joint Venture Agreement of Fund IX and Fund X Associates dated March 20, 1997 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-7979)

*10	(x)	Agreement for the Purchase and Sale of Real Property relating to the Lucent Technologies Building dated May 30, 1997, between Fund IX and Fund X Associates and Wells Development Corporation (Exhibit 10(k) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-7979)

*10	(y)	Net Lease Agreement for the Lucent Technologies Building dated May 30, 1997, between Wells Development Corporation and Lucent Technologies, Inc. (Exhibit 10(l) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-7979)

*10	(z)	Development Agreement relating to the Lucent Technologies Building dated May 30, 1997, between Wells Development Corporation and ADEVCO Corporation (Exhibit 10(m) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-7979)

*10	(aa)	First Amendment to Net Lease Agreement for the Lucent Technologies Building dated March 30, 1998 (Exhibit 10.10(a) to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(bb)	Amended and Restated Joint Venture Agreement of The Fund IX, Fund X, Fund XI and REIT Joint Venture (the “IX-X-XI-REIT Joint Venture”) dated July 11, 1998 (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(cc)	Agreement for the Purchase and Sale of Real Property relating to the Ohmeda Building dated November 14, 1997 between Lincor Centennial, Ltd. and Wells Real Estate Fund X, L.P. (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(dd)	Agreement for the Purchase and Sale of Property relating to the 360 Interlocken Building dated February 11, 1998 between Orix Prime West Broomfield Venture and Wells Development Corporation (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(ee)	Purchase and Sale Agreement relating to the Iomega Building dated February 4, 1998 with SCI Development Services Incorporated (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

Exhibit Number		Description of Document

*10	(ff)	Lease Agreement for the Iomega Building dated April 9, 1996 (Exhibit 10.12 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(gg)	Temporary Lease Agreement for remainder of the ABB Building dated September 10, 1998 between the IX-X-XI-REIT Joint Venture and Associates Housing Finance, LLC (Exhibit 10.35 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(hh)	Rental Income Guaranty Agreement relating to the Bake Parkway Building dated February 18, 1999, between Wells Operating Partnership, L.P. and Fund VIII and Fund IX Associates (Exhibit 10.53 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(ii)	Joint Venture Partnership Agreement of Fund VIII-IX-REIT Joint Venture (Exhibit 10.47 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10	(jj)	Lease Agreement for the Quest Building (formerly the Bake Parkway Building) (Exhibit 10.51 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10	(kk)	First Amendment to Lease Agreement with United States Cellular Operating Company, d/b/a Cellular One, dated October 31, 2001 (Exhibit 10(rr) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2001, Commission File No. 0-27888)

*10	(ll)	Amendment to and Clarification of Joint Venture Partnership Agreement of Fund VIII-IX-REIT Joint Venture and Agency Agreement (Exhibit 10.124 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-85848)

*10	(mm)	Lease Agreement with Gambro Healthcare, Inc. for the 15253 Bake Parkway Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund VIII, L.P. for the quarter ended September 30, 2004, Commission File No. 0-27888)

*10	(nn)	Fourth Amendment to Lease Agreement with Alstom Power, Inc. for the Alstom Power – Knoxville Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2004, Commission File No. 0-22039)

*10	(oo)	Lease Termination Agreement with Cirrus Logic, Inc. for the 305 Interlocken Parkway Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund VIII, L.P. for the quarter ended September 30, 2004, Commission File No. 0-27888)

*10	(pp)	Purchase and Sale Agreement for the sale of the 15253 Bake Parkway Building (Exhibit 10(xx) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2004, Commission File No. 0-27888)

*10	(qq)	Lease Agreement for the 360 Interlocken Building with GAIAM, Inc. (Exhibit 10(qq) to Form 10-K of Wells Real Estate Fund IX, L.P. for the fiscal year ended December 31, 2005, Commission File No. 0-22039)

*10	(rr)	Purchase and Sale Agreement for the Alstom Power – Knoxville Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended March 31, 2005, Commission File No. 0-22039)

Exhibit Number		Description of Document
*10	(ss)	Lease Agreement with Flextronics International USA, Inc. for the 305 Interlocken Parkway Building (Exhibit 10(ddd) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2005, Commission File No. 0-27888)

*10	(tt)	Second Amendment to Lease Agreement with United State Cellular Operating Company for US Cellular Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund VIII, L.P. for quarter ended September 30, 2006, Commission File No. 0-27888)

*10	(uu)	Purchase and Sale Agreement for the sale of the 1315 West Century Drive Building (Exhibit to Form 10-K of Wells Real Estate Fund IX, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-22039)

*10	(vv)	Purchase and Sale Agreement for the sale of the Iomega Building (Exhibit to Form 10-K of Wells Real Estate Fund IX, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-22039)

*10	(ww)	Purchase and Sale Agreement for the sale of 14079 Senlac Drive (Exhibit 10(jjj) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2007, Commission File No. 0-27888)

10	(xx)	Second Amendment to Net Lease Agreement with Avaya, Inc. for the Avaya Building

*16		Letter from Ernst & Young LLP dated September 27, 2006 regarding change in accountants (Exhibit 16.1 to the Current Report on Form 8-K of Wells Real Estate Fund IX, L.P. filed on September 27, 2006, Commission File No. 0-22039)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002