Form 10-Q
period 2008-06-30
WELLS REAL ESTATE FUND IX LP
filed 2008-08-11
CIK 929921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated file”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007. The Partnership’s results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND IX, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) June 30, 2008	December 31, 2007
Investment in joint ventures	$9,757,004	$9,986,257
Cash and cash equivalents	996,243	3,542,661
Due from joint ventures	202,998	222,549
Other assets	1,790	13,283

Total assets	$10,958,035	$13,764,750

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$25,657	$23,336
Due to affiliates	11,324	8,828
Partnership distributions payable	126,459	204,055

Total liabilities	163,440	236,219

PARTNERS’ CAPITAL:
Limited partners:
Class A – 3,263,890 units issued and outstanding	10,794,595	13,092,430
Class B – 236,110 units issued and outstanding	0	436,101
General partners	0	0

Total partners’ capital	10,794,595	13,528,531

Total liabilities and partners’ capital	$10,958,035	$13,764,750

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2008	2007	2008	2007
EQUITY IN INCOME OF JOINT VENTURES	$80,601	$96,826	$176,763	$302,801

EXPENSES:
General and administrative	50,581	47,771	120,574	89,775

INTEREST AND OTHER INCOME	9,320	81,111	40,391	156,166

NET INCOME	$39,340	$130,166	$96,580	$369,192

NET INCOME (LOSS) ALLOCATED TO:
CLASS A LIMITED PARTNERS	$149,188	$130,166	$318,766	$369,905

CLASS B LIMITED PARTNERS	$(109,848)	$0	$(222,186)	$0

GENERAL PARTNERS	$0	$0	$0	$(713)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$ 0.05	$0.04	$ 0.10	$0.11

CLASS B	$(0.47)	$0.00	$(0.94)	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	3,263,890	3,261,390	3,263,890	3,260,390

CLASS B	236,110	238,610	236,110	239,610

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2006	3,259,190	$18,109,548	240,810	$0	$713	$18,110,261

Class B conversion elections	4,700	0	(4,700)	0	0	0
Net income (loss)	0	597,971	0	840,003	(713)	1,437,261
Distributions of operating cash flow ($0.28 per weighted-average Class A Unit)	0	(918,989)	0	0	0	(918,989)
Distributions net sale proceeds ($1.44 and $1.70 per weighted-average Class A Unit and Class B Unit, respectively)	0	(4,696,100)	0	(403,902)	0	(5,100,002)

BALANCE, December 31, 2007	3,263,890	13,092,430	236,110	436,101	0	13,528,531

Net income (loss)	0	318,766	0	(222,186)	0	96,580
Distributions of operating cash flow ($0.10 per weighted-average Class A Unit)	0	(330,514)	0	0	0	(330,514)
Distributions net sale proceeds ($0.70 and $0.91 per weighted-average Class A Unit and Class B Unit, respectively)	0	(2,286,087)	0	(213,915)	0	(2,500,002)

BALANCE, June 30, 2008	3,263,890	$10,794,595	236,110	$0	$0	$10,794,595

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$96,580	$369,192
Operating distributions received from joint ventures	425,567	308,969
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(176,763)	(302,801)
Changes in assets and liabilities:
Decrease (increase) in other assets	11,493	(21,409)
Increase (decrease) in accounts payable and accrued expenses	2,321	(23,836)
Increase in due to affiliates	2,496	3,536

Net cash provided by operating activities	361,694	333,651

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	0	1,828,642

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(408,110)	(248,005)
Net sale proceeds distributions paid to limited partners	(2,500,002)	0

Net cash used in financing activities	(2,908,112)	(248,005)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,546,418)	1,914,288

CASH AND CASH EQUIVALENTS, beginning of period	3,542,661	4,477,121

CASH AND CASH EQUIVALENTS, end of period	$996,243	$6,391,409

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$126,459	$248,039

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 (unaudited)

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

On January 5, 1996, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 125,000 units on February 12, 1996. The offering was terminated on December 30, 1996, at which time the Partnership had sold approximately 2,935,931 Class A Units and 564,069 Class B Units representing total limited partner capital contributions of $35,000,000.

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

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and six months ended June 30, 2008 and 2007, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund VIII-IX Associates	$479,926	$470,657	$67,586	$76,589	$434	$66,341	$68,020	$142,930
Fund IX-X-XI-REIT Associates	403,263	366,980	127,729	93,215	0	(10,673)	127,729	82,542

	$883,189	$837,637	$195,315	$169,804	$434	$55,668	$195,749	$225,472

	Total Revenues		Income From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund VIII-IX Associates	$1,093,157	$960,552	$166,658	$183,012	$(239)	$140,440	$166,419	$323,452
Fund IX-X-XI-REIT Associates	825,771	751,911	260,145	202,714	0	198,485	260,145	401,199

	$1,918,928	$1,712,463	$426,803	$385,726	$(239)	$338,925	$426,564	$724,651

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Operating Loss	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund VIII-IX Associates	$(239)	$0	$(239)	$140,440	$0	$140,440
Fund IX-X-XI-REIT Associates	0	0	0	27,064	171,421	198,485

	$(239)	$0	$(239)	$167,504	$171,421	$338,925

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2008 and December 31, 2007 represents operating cash flow generated by the Joint Ventures for the three months ended June 30, 2008 and December 31, 2007, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $24,056 and $22,899 for the three months ended June 30, 2008 and 2007, respectively, and $45,681 and $43,269 for the six months ended June 30, 2008 and 2007, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $27,232 and $24,913 payable to Wells Capital and Wells Management for the three months ended June 30, 2008 and 2007, respectively, and $53,732 and $48,031 for the six months ended June 30, 2008 and 2007, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof on a quarterly basis. As of June 30, 2008 and December 31, 2007, due to affiliates balances represent administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see Assertion of Legal Actions Against Related-Parties below). In addition, during 2007, WREF guaranteed certain debt of another WREF-sponsored product that is in the start-up phase of its operations. As of June 30, 2008, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

As of July 31, 2008, the amount of the debt guaranteed by WREF was equal to approximately $106.9 million.

The Partnership is also dependent upon the ability of its current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on the Partnership’s results of operations. The Partnership is not currently aware of any reason why its existing tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on the Partnership’s results of operations.

Assertion of Legal Actions Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, our General Partners; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. As of the date of this filing, the time for the defendants to respond to the plaintiff’s motion for class certification has not yet passed. The parties are presently engaged in discovery. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the Court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the order staying discovery entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs responded to the defendants’ motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008. On March 13, 2008, the Court granted the defendants’ motion to dismiss. On April 11, 2008, the plaintiffs filed a notice to appeal the Court’s judgment granting the defendants’ motion to dismiss.

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

Portfolio Overview

We are currently in the positioning-for-sale phase of our life cycle. We now own interests in four assets. The lease with GAIAM, Inc. (“GAIAM”), a major tenant that leased approximately 70% of the 360 Interlocken Building, expired on May 31, 2008. In April 2008, Fund VIII-IX Associates executed a month-to-month lease with Inland Madison LLC (“Inland”) which allowed Inland to occupy approximately 16,000 square feet at the US Cellular Building (or approximately 16% of the US Cellular Building). Inland occupied space under this lease until May 2008. In June 2008, Fund VIII-IX Associates executed another month-to-month lease with Inland, which allows Inland to occupy the remaining space of approximately 27,000 square feet at the US Cellular Building (or approximately 26% of the US Cellular Building). The terms of the lease allow Inland to lease the space on a month-to-month basis, not to exceed approximately four months. Our focus at this time involves leasing and marketing efforts that we believe will ultimately result in the best disposition pricing of our assets for our limited partners.

The second quarter 2008 operating distributions to limited partners holding Class A Units decreased over the previous quarter primarily as a result of the reduced rental income due to the aforementioned lease expiration at the 360 Interlocken Building. We anticipate that operating distributions will remain low or be reserved in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements for the US Cellular Building and the 360 Interlocken Building, as well as the reduced cash flows resulting from the recent GAIAM lease expiration at the 360 Interlocken Building.

In May 2008, the General Partners distributed net sale proceeds of approximately $2.5 million from the sales of the Iomega Building and 14079 Senlac Drive. Once the details surrounding the timing of the leasing efforts and capital requirements at the 360 Interlocken Building and the US Cellular Building and the potential sales of the properties become known, the General Partners will evaluate if distributions of the remaining net sale proceeds would be appropriate.

Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners, and minimize contingencies and our post-closing involvement with buyers.

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

•

The US Cellular Building is located in Madison, Wisconsin. United States Cellular Operating Company leases approximately 73% of this building until April 2013. In June 2008, we executed a month-to-month lease with Inland for a maximum of four months for the remaining space in this building.

•	The 305 Interlocken Parkway property, located in the Broomfield submarket of Denver, Colorado, is 100% leased through August 2011.

•

The 360 Interlocken Building, located in the Broomfield submarket of Denver, Colorado, is currently approximately 30% leased to multiple tenants following the GAIAM lease expiration in May 2008. We are actively marketing the vacant space for lease.

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

Short-Term Liquidity

During the six months ended June 30, 2008, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $362,000. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. During 2008, we used such net operating cash flows and cash on hand to fund operating distributions to Class A limited partners of approximately $408,000. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate future operating distributions from the Joint Ventures will decrease in the near-term as a result of the recent vacancy at the 360 Interlocken Building and our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements for the US Cellular Building and the 360 Interlocken Building.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $163,000 as of June 30, 2008.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations to provide funding for such requirements. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon net operating income generated by the Joint Ventures’ properties, less reserves, for known capital expenditures.

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

As of June 30, 2008, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds		Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2008	Undistributed Net Sale Proceeds as of June 30, 2008
Property Sold					Amount	Purpose

305 Interlocken Parkway (early termination in 2004)	$800,000	(1)	45.2%	$361,626	$0	—	$361,626	$0

15253 Bake Parkway (sold in 2004)	$11,892,035		38.1%	4,526,770	237,910	• Re-leasing 15253 Bake Parkway (2004)	4,288,860	0

Alstom Power – Knoxville Building (sold in 2005)	$11,646,089		39.0%	4,545,538	0	—	4,545,538	0

1315 West Century Drive (sold in 2006)	$8,059,625		39.0%	3,145,720	0	—	3,145,720	0

Iomega Building (sold in 2007)	$4,685,151		39.0%	1,828,642	0	—	1,828,642	0

14079 Senlac Drive (sold in 2007)	$5,107,237		45.2%	2,308,640	0	—	1,529,615	779,025

Total				$16,716,936	$237,910		$15,700,001	$779,025

(1)	Represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.

Our General Partners distributed net sale proceeds of approximately $2.5 million to limited partners in May 2008 and have reserved net sale proceeds of approximately $0.8 million to fund our pro rata share of anticipated capital improvements and anticipated re-leasing costs at the US Cellular Building and the 360 Interlocken Building.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $80,601 and $96,826 for the three months ended June 30, 2008 and 2007, respectively. The decrease is primarily a result of (i) an increase in real estate taxes levied on the 305 Interlocken Building, (ii) a decline in operating income resulting from the sale of 14079 Senlac Drive in November 2007, (iii) a decrease in rental income at the 360 Interlocken Building as a result of the GAIAM lease expiration in May 2008, partially offset by, (iv) an increase in rental income at the US Cellular Building as a result of the Inland month-to-month lease, (v) an increase in the rental rate at the Avaya Building as a result of the sole tenant’s, Avaya, Inc. (“Avaya”), lease extension, which commenced during the first quarter of 2008, and (vi) an increase in operating expense reimbursement income at the 360 Interlocken Building. The Joint Ventures bill the tenants for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

Equity in income of Joint Ventures was $176,763 and $302,801 for the six months ended June 30, 2008 and 2007, respectively. The decreases are primarily a result of (i) recognizing a gain on the sale of the Iomega Building in January 2007, (ii) a decline in operating income resulting from the aforementioned sale of the Iomega Building and the sale of 14079 Senlac Drive in November 2007, (iii) an increase in real estate taxes levied on the 305 Interlocken Building, (iv) a decrease in rental income at the 360 Interlocken Building as a result of the GAIAM lease expiration in May 2008, partially offset by, (v) an increase in rental income at the US Cellular Building as a result of the Inland month to month lease, (vi) an increase in the rental rate at the

Avaya Building as a result of the sole tenant’s, Avaya, Inc. (“Avaya”), lease extension, which commenced during the first quarter of 2008, and (vii) an increase in operating expense reimbursement income at the 360 Interlocken Building. The Joint Ventures bill the tenants for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

We expect equity in income of Joint Ventures to decrease in the near-term as a result of the recent GAIAM lease expiration at the 360 Interlocken Building.

Expenses

General and administrative expenses were $50,581 and $47,771 for the three months ended June 30, 2008 and 2007, respectively, and $120,574 and $89,775 for the six months ended June 30, 2008 and 2007, respectively. The increases are primarily a result of an increase in legal fees, printing and postage costs, and administrative costs incurred in connection with reporting and regulatory requirements.

We anticipate additional increases in our administrative expenses in future periods resulting from increased costs relating to compliance with additional reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $9,320 and $81,111 for the three months ended June 30, 2008 and 2007, respectively, and $40,391 and $156,166 for the six months ended June 30, 2008 and 2007, respectively. The decreases are primarily a result of (i) a decrease in the average amount of net sale proceeds held during the respective periods as a result of the distribution of net sale proceeds to the limited partners in August 2007 and May 2008, (ii) a decrease in the average daily yield, partially offset by (iii) an increase in net sale proceeds held resulting from the sale of 14079 Senlac Drive in November 2007. Future levels of interest income will be largely dependent upon the level of net sale proceeds held based on the timing of future dispositions and net sale proceeds distributions to the limited partners.

Inflation

We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that are intended to help protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis or, in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of our leases, the leases may not readjust their reimbursement rates frequently enough to cover inflation.

Application of Critical Accounting Policies

Summary

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies used by the Partnership and the Joint Ventures, which are considered to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of real estate assets we held as of June 30, 2008.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2008, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2008.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2008.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2008.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2008, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IX, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

August 8, 2008	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 8, 2008	/s/ DOUGLAS P. WILLIAMS
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