Form 10-K
period 2008-12-31
WELLS REAL ESTATE FUND IX LP
filed 2009-03-23
CIK 929921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Operating Phases and Objectives

The Partnership typically operates in the following five life-cycle phases and, during which, typically focuses on the following key operating objectives. The duration of each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

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

We are currently in the positioning-for-sale phase of our life cycle. Accordingly, we are concentrating on re-leasing and marketing efforts that we believe will ultimately result in the best disposition pricing for our investors.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2008, 2007, and 2006.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), which was acquired in connection with the Piedmont REIT internalization transaction (see Assertion of Legal Actions Against Related-Parties below). In addition, WREF guarantees debt of another WREF-sponsored product which was in the amount of approximately $59.0 million as of February 28, 2009. The General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments necessary to meet its current and future obligations as they become due.

We are also dependent upon the ability of our current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on our results of operations. We are not currently aware of any reason why our existing tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on our results of operations.

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

Assertion of Legal Actions Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, our General Partners; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. The defendants responded to the plaintiff’s motion for class certification on January 16, 2009. The plaintiff filed its reply in support of its motions for class certification on February 19, 2009. The motion for class certification is currently pending before the court. The parties are presently engaged in discovery. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the Court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the order staying discovery entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs responded to the defendants’ motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008. On March 13, 2008, the Court granted the defendants’ motion to dismiss. On April 11, 2008, the plaintiffs filed a notice to appeal the Court’s judgment granting the defendants’ motion to dismiss. On February 9, 2009, the Georgia Court of Appeals issued an opinion affirming the Court’s judgment granting the defendants’ motion to dismiss. The plaintiffs did not file a notice of intention to apply for certiorari in the Georgia Supreme Court by their deadline of February 23, 2009.

Web Site Address

Access to copies of each of our filings with the SEC is available, free of charge, at the http://www.wellsref.com Web site, through a link to the http://www.sec.gov Web site.

ITEM 1A.	RISK FACTORS.

Risk Related to Current Economic Conditions

Current economic conditions and turmoil in the credit markets have caused, and will likely continue to cause, market rental rates and property values to decline, may impede disposition of our properties at commercially reasonable terms, and have had, and will likely continue to have, an adverse effect on our financial condition.

Current economic conditions, the availability and cost of credit, the mortgage market, and declining real estate markets have contributed to increased volatility, lower real estate values, and diminished expectations for real estate markets and the economy as a whole. Many economists are predicting continued significant deterioration in economic conditions in the United States for 2009, along with significant increases in unemployment and vacancy rates at commercial properties. As a result, current economic conditions and the credit crisis have caused, and will likely continue to cause, commercial real estate values and market rental rates to decline significantly. Our estimated unit valuations as of December 31, 2008 have declined from their prior year levels, and are expected to continue to decline in the upcoming year. Deteriorating economic conditions could adversely impact the ability of one or more of our tenants to honor their lease payments and our ability to re-lease space on favorable terms as leases expire or as space otherwise becomes vacant at our properties. While we do not anticipate the need to access the credit markets, the impact of the current crisis in the credit markets may adversely affect the ability of potential purchasers of our properties to obtain financing. Therefore, this may affect our timing and/or ability to sell our properties at commercially reasonable terms. The current economic conditions and the difficulties currently being experienced in the mortgage and real estate markets have adversely affected our business model, financial condition, results of operations, and the valuation of our units. We do not expect that the difficult conditions in the mortgage and real estate markets are likely to improve in the near future. A worsening of these conditions would exacerbate the adverse effects that the current market environment has had on us and on commercial real estate in general.

Real Estate Risks

Economic and regulatory changes that impact the real estate market generally may cause our operating results to suffer and decrease the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general or local economic conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds, which may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental, and zoning laws; and

•	periods of high interest rates and tight money supply.

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

Most of our properties are occupied by only a few tenants and, therefore, the success of our investments is materially dependent on the financial stability of our tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to holders of Class A Units. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

Vacancy at two of our properties could reduce or eliminate future cash distributions to limited partners.

We anticipate that we will be required to expend in the future, substantial funds for tenant improvements and other costs necessary to re-lease previously vacant space at the US Cellular Building and the 360 Interlocken Building, which are currently 73% leased and 30% leased, respectively. If these properties remain partially vacant for a prolonged period of time, property earnings would suffer and we would be required to reserve cash otherwise available for operating distributions to limited partners. In addition, the residual values of these properties would be negatively impacted by vacancy because the market values are largely dependent upon the value of the leases in place at such properties.

Your investment in units is subject to greater risk because we lack a diversified property portfolio.

Because we own an interest in only a limited number of properties, your investment in units is subject to a greater risk of loss. There is a greater risk that you will lose money in your investment because our portfolio is not diverse by geographic location, property type, or industry group of tenants.

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

We depend on tenants for our revenue. Accordingly, lease terminations and/or tenant default could reduce our net income and limit our ability to make distributions to our limited partners.

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

If one or more of our tenants file for bankruptcy, we may be precluded from collecting all sums due.

If one or more of our tenants, or the guarantor of a tenant’s lease, commences, or has commenced against it, any proceeding under any provision of the federal Bankruptcy Code, as amended, or any other legal or equitable proceeding under any bankruptcy, insolvency, rehabilitation, receivership, or debtor’s relief statute or law (bankruptcy proceeding), we may be unable to collect sums due under relevant leases. Any or all of the tenants, or a guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding. Such a bankruptcy proceeding may bar our efforts to collect pre-bankruptcy debts from these entities or their properties, unless we are able to obtain an enabling order from the bankruptcy court. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim against the tenant, and may not be entitled to any further payments under the lease. A tenant’s or lease guarantor’s bankruptcy proceeding could hinder or delay efforts to collect past-due balances under relevant leases, and could ultimately preclude collection of these sums. Such an event could cause a decrease or cessation of rental payments, which would result in a reduction in our cash flow and the amount available for distribution to limited partners holding Class A Units. In the event of a bankruptcy proceeding, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distribution to limited partners holding Class A Units may be adversely affected.

We may not have funding for future tenant improvements, which may reduce your returns and make it difficult to attract one or more new tenants.

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

A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Our properties may be leased to a single tenant and/or may be specifically suited to the particular needs of a certain tenant based on the type of business the tenant operates. If a vacancy on any of our properties continues for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to investors holding Class A Units. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

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

We generally will hold the various remaining real properties in which we are invested until such time as the General Partners determine that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until the sale of the properties is warranted even if it appears that such objectives will not be met. Our General Partners intend to sell properties acquired for development after holding such properties for a period of eight to 12 years from the date the development is completed, and intend to sell existing income-producing properties within eight to 12 years after their acquisition, or as soon thereafter as market conditions permit. This is the period of time it typically takes to realize significant appreciation of the type of property in which we traditionally invest. However, our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon the termination of the Partnership as specified in the partnership agreement, or earlier if a majority of you vote to liquidate the Partnership pursuant to a formal proxy to liquidate. We cannot predict with any certainty the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the timing of liquidation of the Partnership and the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

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

Certain of the real estate properties previously purchased by the Partnership and other Wells public limited partnerships sponsored by the General Partners have not appreciated to the levels anticipated at the time of purchase. Recently some of these properties have been sold by such partnerships at purchase prices below the prices paid for such properties. We cannot guarantee that any of our properties will appreciate in value.

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

Although gains from the sale of properties typically represent a substantial portion of any profits attributable to real estate investments, we cannot assure you that we will realize any gains on the sale of our properties. In any event, you should not expect distribution of such proceeds to occur during the early years of our operations. We generally will not sell properties until at least eight to 12 years after the acquisition of the properties, and our General Partners may exercise their discretion as to whether and when to sell a property; therefore, we have no obligation to sell properties at any particular time. Further, receipt of the full proceeds of such sales may be extended over a substantial period of time following the sales. In addition, the amount of taxable gain allocated to you with respect to the sale of a Partnership property could exceed the cash proceeds received from such sale. While the net proceeds from the sale of a property will generally be distributed to investors, the General Partners, in their sole discretion, may not make such distribution if such proceeds are used to:

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

We may need to reserve net cash from operations for future tenant improvements, which may reduce your returns.

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

Concentration of Credit Risk

The Partnership maintains bank accounts with high-credit, quality financial institutions, which are fully insured through December 31, 2009. Beginning in January 2010, our cash balances may at times exceed the federally insured limits.

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

Our General Partners make all decisions with respect to the management of the Partnership. Limited partners have no right or power to take part in the management of the Partnership, except through the exercise of limited voting rights. Therefore, you must rely almost entirely on our General Partners for management of the Partnership and the operation of its business. Our General Partners may be removed only under certain conditions set forth in our partnership agreement. If our General Partners are removed, they will receive payment equal to the fair market value of their interests in the Partnership, as agreed upon by our General Partners and the Partnership or by arbitration if they are unable to agree.

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

Our loss of, or inability to obtain, key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions.

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Wells, Williams, or Fretz, and we cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital’s key personnel were to cease their affiliation with the Partnership, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial and operational personnel. If we lose, or are unable to obtain, the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

Our operating performance could suffer if Wells Capital incurs significant losses, including those losses that may result from being the general partner of other entities.

We are dependent on Wells Capital to conduct our operations; thus, adverse changes in the financial condition of Wells Capital, including changes arising from litigation or our relationship with Wells Capital, could hinder its ability to successfully manage our operations and our portfolio of investments. As a general partner in many Wells-sponsored programs, Wells Capital may have contingent liabilities for the obligations of such programs.

Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer. In addition, WREF, the sole stockholder of Wells Capital, currently guarantees certain debt of Wells Timberland REIT, Inc., a WREF-sponsored product that is in the start-up phase of its operations, which was equal to approximately $59.0 million as of February 28, 2009.

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

We have entered into joint ventures with affiliates. Such investments may involve risks not otherwise present with an investment in real estate, including, for example:

•	the possibility that our co-venturer, co-tenant, or partner in an investment might become bankrupt;

•	that such co-venturer, co-tenant, or partner may at any time have economic or business interests or goals which are, or which become, inconsistent with our business interests or goals; or

•	that such co-venturer, co-tenant, or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Actions by such a co-venturer, co-tenant, or partner might result in subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns.

Our General Partners will face various conflicts of interest relating to joint ventures with affiliates.

Since our General Partners and their affiliates control both the Partnership and other affiliates, transactions between the parties with respect to joint ventures between such parties do not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture arrangements, neither co-venturer has the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, which might have a negative influence on the joint venture and decrease potential returns to you. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such a buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in property. In addition, to the extent that our co-venturer, partner, or co-tenant is an affiliate of our General Partners, certain conflicts of interest will exist.

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

In this regard, U.S. Department of Labor Regulations defining plan assets for purposes of ERISA contain exemptions which, if satisfied, would preclude assets of a limited partnership such as ours from being treated as plan assets. We cannot assure you that our partnership agreement has been structured so that the exemptions in such Regulations would apply to us, although our General Partners intend that an investment by a qualified plan in units will not be deemed an investment in the assets of the Partnership. We can make no representations or warranties of any kind regarding the consequences of an investment in our units by qualified plans in this regard. Plan fiduciaries are urged to consult with, and rely upon, their own advisors with respect to this and other ERISA issues which, if decided adversely to the Partnership, could result in qualified plan investors being deemed to have engaged in “prohibited transactions,” which would cause the imposition of excise taxes and co-fiduciary liability under Section 405 of ERISA in the event actions taken by us are deemed to be nonprudent investments or “prohibited transactions.”

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

If you hold units in an IRA or you intend to acquire units in a secondary market through your IRA, or if you are a custodian of an IRA or a trustee or other fiduciary of a retirement plan which is holding units or is considering an acquisition of units through a secondary market, you must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our properties have not yet been sold at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units and taxes attributable thereto must be paid without any corresponding cash distributions from us with which to pay such income tax liability.

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

There were no unresolved SEC staff comments as of December 31, 2008.

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

Joint Venture	Joint Venture Partners	Ownership %	Properties	Leased % as of December 31,
				2008	2007	2006	2005	2004
Fund VIII and Fund IX Associates (“Fund VIII-IX Associates”)	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.	54.8% 45.2%	1. US Cellular Building A four-story office building located in Madison, Wisconsin	73%	73%	74%	100%	100%
			2. 14079 Senlac Drive(1) A one-story office building located in Farmers Branch, Texas	—	—	100%	100%	100%
			3. 305 Interlocken Parkway A two-story office building located in Broomfield, Colorado	100%	100%	100%	100%	0%

Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)	• Fund VIII – Fund IX Associates • Piedmont Operating Partnership, LP	84.2% 15.8%	4. 15253 Bake Parkway(2) A two-story office building located in Irvine, California	—	—	—	—	—

The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Piedmont Operating Partnership, LP	39.0% 48.5% 8.8% 3.7%	5. Alstom Power – Knoxville Building(3) A three-story office building located in Knoxville, Tennessee	—	—	—	—	100%
			6. 1315 West Century Drive(4) A two-story office building located in Louisville, Colorado	—	—	—	0%	100%
			7. 360 Interlocken Building A three-story office building located in Broomfield, Colorado	30%	100%	100%	97%	93%
			8. Avaya Building A one-story office building located in Oklahoma City, Oklahoma	100%	100%	100%	100%	100%
			9. Iomega Building(5) A single-story warehouse and office building located in Ogden, Utah	—	—	100%	100%	100%

(1)	This property was sold in November 2007.

(2)	This property was sold in December 2004. Fund VIII-IX-REIT Associates was liquidated and dissolved in 2007.

(3)	This property was sold in March 2005.

(4)	This property was sold in December 2006.

(5)	This property was sold in January 2007.

Wells Real Estate Fund VIII, L.P., Wells Real Estate Fund X, L.P., and Wells Real Estate Fund XI, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations

As of December 31, 2008, the lease expirations scheduled during the following 10 years for all properties in which the Partnership held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2009(2)	1	1,093	$22,953	$8,959	0.6%	0.9%
2010(3)	3	62,397	879,987	343,459	31.8	33.8
2011(4)	2	53,459	548,810	241,503	27.3	21.1
2012(5)	1	4,364	96,008	37,472	2.2	3.7
2013(6)	2	74,717	1,054,415	476,448	38.1	40.5

	9	196,030	$2,602,173	$1,107,841	100.0%	100.0%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the joint venture that owns the leased property.

(2)	Expiration of Hotel Okura (U.S.A.), Inc. lease at 360 Interlocken Building (approximately 1,100 square feet).

(3)

Expiration of Avaya, Inc. lease (approximately 57,200 square feet), Casey Family Programs lease at the 360 Interlocken Building (approximately 2,900 square feet), and Ayres Associates, Inc. lease at the 360 Interlocken Building (approximately 2,300 square feet).

(4)

Expiration of Flextronics International USA, Inc. lease at 305 Interlocken Parkway (approximately 48,600 square feet) and Culver Financial lease at the 360 Interlocken Building (approximately 4,800 square feet).

(5)	Expiration of Lighthouse Financial, LLC lease at the 360 Interlocken Building (approximately 4,400 square feet).

(6)	Expiration of TCG Colorado ground lease at the 360 Interlocken Building and United States Cellular Operating Company lease at the US Cellular Building (approximately 74,700 square feet).

Property Descriptions

The properties in which the Partnership owned an interest through the Joint Ventures during the periods presented are further described below:

US Cellular Building

The US Cellular Building is a four-story office building containing approximately 102,000 rentable square feet located in Madison, Wisconsin. United States Cellular Operating Company (“US Cellular”), a business unit of Telephone and Data Systems, occupied 100% of the building until 2006. In September 2006, Fund VIII-IX Associates completed a lease amendment with US Cellular, the sole tenant at the US Cellular Building, that (i) extended the termination date of the lease from May 31, 2007 to January 31, 2013, (ii) reduced the square footage leased from approximately 102,000 square feet to approximately 75,000 square feet commencing January 1, 2007, (iii) allowed for a seven-month rental abatement period commencing July 1, 2006 through January 31, 2007, and (iv) reduced the contract rental rate following the rental abatement period. In June 2007, Fund VIII-IX Associates completed an additional lease amendment with US Cellular that extended the termination date of the lease to April 9, 2013 and allowed them to apply the remaining landlord-funded tenant improvement allowance of approximately $171,000 as rental abatement. As of December 31, 2008, the annualized base rent payable was approximately $953,000. The base rent increases by approximately 2% each January until 2013, when the annualized base rent payable will be approximately $1,052,000.

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

305 Interlocken Parkway

The 305 Interlocken Parkway property is a two-story office building containing approximately 49,000 rentable square feet located in Broomfield, Colorado. In November 2005, Fund VIII-IX Associates and Flextronics International USA, Inc. (“Flextronics”) entered into a 67-month lease that commenced in January 2006 and will expire in August 2011. The lease allowed for rental abatements during the first seven months of the lease term. As of December 31, 2008, the annualized base rent payable was approximately $394,000 and increases by approximately $24,000 each September through the life of the lease. The annualized base rent payable in 2011 will be approximately $443,000.

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

1315 West Century Drive

The 1315 West Century Drive property is a two-story office building with approximately 107,000 rentable square feet located on a 15-acre tract of land located in Louisville, Colorado. The entire rentable area of 1315 West Century Drive was under a lease with Ohmeda, Inc. (“Ohmeda”) through April 30, 2005. After fulfilling the terms of the lease, Ohmeda vacated the building, and it remained unoccupied until it was sold. On December 22, 2006, Fund IX-X-XI-REIT Associates sold 1315 West Century Drive to an unrelated third party for a gross sale price of $8,325,000. As a result of the sale, Fund IX-X-XI-REIT Associates received net sale proceeds of approximately $8,060,000, of which approximately $3,146,000 was distributed to the Partnership. In the third quarter of 2006, Fund IX-X-XI-REIT Associates recognized an impairment loss of approximately $354,000 to reduce the carrying value of 1315 West Century Drive to its estimated fair value, less costs to sell, and recognized an additional loss on sale of approximately $148,000. Approximately $138,000 and $58,000 of the impairment loss and loss on sale were allocated to the Partnership, respectively.

360 Interlocken Building

The 360 Interlocken Building is a three-story, multi-tenant office building containing approximately 52,000 rentable square feet located on a 5.1-acre tract of land in Broomfield, Colorado. Approximately 36,200 square feet (or approximately 70% of the building) was under a lease with GAIAM, Inc. (“GAIAM”) through May 31, 2008. After fulfilling the terms of the lease, GAIAM vacated the space in May 2008, and it currently remains unoccupied. The remainder of the building is leased to five tenants: Culver Financial (approximately 4,800 square feet, expiring February 2011); Lighthouse Financial, LLC (approximately 4,400 square feet, expiring July 2012); Casey Family Programs (approximately 2,900 square feet, expiring May 2010); Ayres Associates, Inc. (approximately 2,300 square feet, expiring August 2010); and Hotel Okura (U.S.A.), Inc. (approximately 1,100 square feet, expiring April 2009). All tenants in the 360 Interlocken Building are responsible for paying a pro rata share of the increases in taxes, utilities, insurance, and other operating costs over a base year as defined in their respective leases.

Avaya Building

The Avaya Building is a one-story office building containing approximately 57,000 net rentable square feet on 5.3 acres of land in Oklahoma City, Oklahoma. Avaya, Inc. (“Avaya”) occupies the entire Avaya Building under the initial lease term of 10 years, which commenced January 5, 1998 and was set to expire on January 31, 2008. On December 17, 2007, Avaya signed a two-year lease extension through January 31, 2010. As of December 31, 2008, the annualized base rent payable was approximately $743,000. On February 1, 2009, annualized base rent increases to approximately $772,000 for the remainder of the lease term. In addition to base rent, Avaya is required to reimburse the landlord for certain insurance expenses.

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

From time to time, we are party to legal proceedings which arise in the ordinary course of our business. We are not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against us. For a description of pending litigation involving certain related parties, see “Assertion of Legal Actions Against Related-Parties” in Item 1. of this report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the limited partners during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 28, 2009, 3,263,890 Class A Units and 236,110 Class B Units held by a total of 1,864 and 149 limited partners, respectively, were outstanding. Capital contributions are equal to $10.00 per each limited partnership unit. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.

Unit Valuation

Because fiduciaries of retirement plans subject to ERISA and the IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in the Partnership’s Annual Report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership's properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without any reduction for selling expenses) plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement.

The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2008. Utilizing the foregoing methodology, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of property values as of December 31, 2008, to be approximately $4.28 per Class A Unit and $4.18 per Class B Unit, based upon market conditions existing in early December 2008. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, how much limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense that would be involved in obtaining appraisals for all of the Partnership’s properties.

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

It should also be noted that the Partnership is in the process of selling certain of its properties and that as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that the Partnership has previously distributed net sale proceeds in the amount of $3.70 per Class A Unit and $10.74 per Class B Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received a different level of per-unit distribution.

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

Operating cash distributions made to limited partners holding Class A Units during 2007 and 2008 are summarized below:

	Per Class A Unit
Operating Distributions for Quarter Ended	Total Operating Cash Distributed	Investment Income	Return of Capital
March 31, 2007	$248,005	$0.00	$0.08
June 30, 2007	$248,039	$0.00	$0.08
September 30, 2007	$218,890	$0.00	$0.07
December 31, 2007	$204,055	$0.00	$0.06
March 31, 2008	$204,055	$0.00	$0.06
June 30, 2008	$126,459	$0.00	$0.04
September 30, 2008	$121,749	$0.00	$0.04
December 31, 2008	$ 0	$0.00	$0.00

Operating distributions to limited partners are accrued for accounting purposes in the quarter earned and paid to Class A limited partners in the following quarter. No operating cash distributions were paid to holders of Class B Units or the General Partners during the years ended December 31, 2007 or 2008.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the fiscal years ended December 31, 2008, 2007, 2006, 2005, and 2004 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2008	2007	2006	2005	2004
Total assets	$10,823,347	$13,764,750	$18,154,520	$18,570,448	$24,463,744
Equity in income of Joint Ventures	$354,096	$1,405,997	$886,244	$3,042,842	$3,422,295
Net income	$201,691	$1,437,261	$778,873	$2,906,928	$3,210,755
Net income (loss) allocated to:
Class A Limited Partners	$423,474	$597,971	$778,160	$1,247,584	$2,867,438
Class B Limited Partners	$(222,186)	$840,003	$0	$1,659,344	$343,317
General Partners	$403	$(713)	$713	$0	$0
Net income (loss) per weighted-average Limited Partner Unit:
Class A	$ 0.13	$0.18	$0.24	$0.38	$0.89
Class B	$(0.94)	$3.53	$0.00	$6.83	$1.22
Operating cash distributions per weighted-average Class A Limited Partner Unit:
Investment income	$ 0.00	$0.00	$0.00	$0.00	$0.00
Return of capital	$ 0.14	$0.28	$0.27	$0.31	$0.41
Operating cash distributions per weighted-average Class B Limited Partner Unit:
Investment income	$ 0.00	$0.00	$0.00	$0.00	$0.00
Return of capital	$ 0.00	$0.00	$0.00	$0.00	$0.00
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Class A	$ 0.70	$1.44	$0.00	$1.88	$0.00
Class B	$ 0.91	$1.70	$0.00	$8.07	$0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” in Item 1A. of this report.

Overview

Portfolio Overview

We are currently in the positioning-for-sale phase of our life cycle. We currently own interests in four assets. The lease with GAIAM, a major tenant that leased approximately 70% of the 360 Interlocken Building, expired on May 31, 2008. Our focus at this time involves leasing and marketing efforts that we believe will ultimately result in the best disposition pricing of our assets for our limited partners.

The fourth quarter 2008 operating distributions to limited partners were reserved. We anticipate that operating distributions will be reserved in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements at the US Cellular Building and the 360 Interlocken Building.

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

Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The 15253 Bake Parkway property sold on December 2, 2004.

•	The Alstom Power – Knoxville Building sold on March 15, 2005.

•	The 1315 West Century Drive property sold on December 22, 2006.

•	The Iomega Building sold on January 31, 2007.

•	The 14079 Senlac Drive property sold on November 29, 2007.

•	The US Cellular Building is located in Madison, Wisconsin. US Cellular leases approximately 73% of this building until April 2013. We are actively working on re-leasing the remaining vacant space.

•	The 305 Interlocken Parkway property, located in the Broomfield submarket of Denver, Colorado, is 100% leased through August 2011.

•	The 360 Interlocken Building, located in the Broomfield submarket of Denver, Colorado, is currently approximately 30% leased to multiple tenants. We are actively marketing the vacant space for lease.

•	The Avaya Building, located in Oklahoma City, Oklahoma, is 100% leased through January 2010.

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

As measured by the U.S. gross domestic product (“GDP”), the U.S. economy’s growth decreased at a rate of 6.2% in the fourth quarter of 2008, according to preliminary estimates. For the full year of 2008, GDP increased 1.1% compared to a growth rate of 2.0% in 2007. The major contributors to negative GDP growth in the fourth quarter were decreases in exports, personal consumption expenditures, equipment and software, and residential fixed investment.

Real estate market fundamentals underlying the U.S. office markets deteriorated in 2008, particularly in the fourth quarter as evidenced by a vacancy rate of 14.5% for the fourth quarter compared to 12.6% vacancy a year ago. There was negative net absorption of 22 million square feet in the fourth quarter and negative 44.9 million square feet for the year, which is down from a positive absorption of 51.5 million square feet in 2007. Rents also declined as general economic conditions weakened.

Transaction volume was also down significantly in 2008. The volume of office properties selling for $5 million or more decreased to $54 billion in 2008, a 75% decrease from 2007 numbers. The large pricing gap between buyers and sellers and the lack of financing are generally cited as the major contributors. Average capitalization rates on office acquisitions increased 60 basis points in 2008. Central Business District sales in the fourth quarter were the weakest of the decade totaling only $3 billion, off 82% from fourth quarter 2007.

With mounting corporate layoffs and the uncertain business environment, the office-space market is expected to remain sluggish in 2009. Though the depth of the downturn will vary across markets, every sector and metropolitan area will likely be impacted. Vacancy rates are expected to increase in 2009 with rents continuing their downward trend. Fortunately, though a substantial amount of space will be delivered in 2009, the credit crunch has cut off financing for many speculative office developments. Sales volume could pick up in 2009, especially in the second half of the year. We expect distressed sales to increase; thus, capitalization rates may continue to increase in 2009 as sellers come under more pressure to dispose of assets.

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

Less diversified real estate funds that own fewer properties, such as the Partnership, and those with current vacancies or near-term tenant rollover, such as the Partnership, may face an increasingly challenging leasing environment. The properties within these funds may be required to offer lower rental rates and higher concession packages to potential tenants, the degree to which will depend heavily upon the specific property and market.

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

Short-Term Liquidity

During the year ended December 31, 2008, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $712,000. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. During 2008, we used such net operating cash flows primarily to fund operating distributions to Class A limited partners of approximately $656,000 and reserved the remainder to fund our pro rata share of anticipated re-leasing costs and capital improvements at the US Cellular Building and the 360 Interlocken Building. The extent of any future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that future operating distributions from the Joint Ventures will decrease in the near-term as a result of the vacancy at the 360 Interlocken Building and our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements at the US Cellular Building and the 360 Interlocken Building.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $45,000, as of December 31, 2008.

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

As of December 31, 2008, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds		Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2008	Undistributed Net Sale Proceeds as of December 31, 2008
Property Sold					Amount	Purpose
305 Interlocken Parkway	$800,000	(1)	45.2%	$ 361,626	$0	—	$361,626	$0
(early termination in 2004)

15253 Bake Parkway (sold in 2004)	$11,892,035		38.1%	4,526,770	237,910	Re-leasing 15253 Bake Parkway (2004)	4,288,860	0

Alstom Power – Knoxville Building (sold in 2005)	$11,646,089		39.0%	4,545,538	0	—	4,545,538	0

1315 West Century Drive (sold in 2006)	$8,059,625		39.0%	3,145,720	0	—	3,145,720	0

Iomega Building (sold in 2007)	$4,685,151		39.0%	1,828,642	0	—	1,828,642	0

14079 Senlac Drive (sold in 2007)	$5,107,237		45.2%	2,308,640	0	—	1,529,615	779,025

Total				$16,716,936	$237,910		$15,700,001	$779,025

(1)	Represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve net sale proceeds of approximately $0.8 million to fund our pro rata share of anticipated capital improvements and re-leasing costs at the US Cellular Building and the 360 Interlocken Building.

Results of Operations

Comparison of the year ended December 31, 2008 vs. the year ended December 31, 2007

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $354,096 and $1,405,997 for the years ended December 31, 2008 and 2007, respectively. The decrease is primarily a result of (i) the gain recognized from the sales of the Iomega Building in January 2007 and 14079 Senlac Drive in November 2007, (ii) a decline in operating income resulting from the aforementioned sales, (iii) a decrease in rental income at the 360 Interlocken Building as a result of the GAIAM lease expiration in May 2008, partially offset by (iv) an increase in occupancy at the US Cellular Building related to a month-to-month tenant who leased the vacant space from April 2008 through December 2008.

We expect equity in income of Joint Ventures to decline in the near-term as a result of the month-to-month tenant at the US Cellular Building vacating its space in December 2008.

Expenses

General and administrative expenses were $203,158 and $182,745 for the years ended December 31, 2008 and 2007, respectively. The increase is primarily attributable to an increase in legal fees and administrative costs incurred in connection with reporting and regulatory requirements.

We anticipate additional increases in our administrative expenses in future periods resulting from increased costs relating to compliance with additional reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $50,753 and $214,009 for the years ended December 31, 2008 and 2007, respectively. The decrease is primarily a result of a decrease in the average amount of net sale proceeds held during the respective periods as a result of the distribution of net sale proceeds to the limited partners in May 2008, as well as a decrease in the average daily yield.

Future levels of interest income will be largely dependent upon the level of net sale proceeds held based on the timing of future dispositions and net sale proceeds distributions to the limited partners.

Comparison of the year ended December 31, 2007 vs. the year ended December 31, 2006

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $1,405,997 and $886,244 for the years ended December 31, 2007 and 2006, respectively. The increase was primarily attributable to (i) the gain recognized from the sales of the Iomega Building in January 2007 and 14079 Senlac Drive in November 2007; (ii) recognizing an impairment loss and additional loss on the sale of 1315 West Century Drive in 2006 as a result of a change in management’s intended holding period for this asset; (iii) an increase in operating income resulting from the sale of a vacant building, 1315 West Century Drive, in December 2006, partially offset by (iv) a decline in operating income resulting from the sales of the Iomega Building and 14079 Senlac Drive; (v) a decline in rental income as a result of a lease restructuring at the US Cellular Building , which reduced the square footage leased and the rental rate; and (vi) additional lease termination income recognized in the first two quarters of 2006 as a result of satisfying the remaining conditions of a termination agreement with a tenant that previously occupied 305 Interlocken Parkway.

General and Administrative Expenses

Total general and administrative expenses were $182,745 and $178,417 for the years ended December 31, 2007 and 2006, respectively. The increase was primarily attributable to increases in accounting fees and administrative costs related to compliance with reporting and regulatory requirements, partially offset by a decrease in legal fees and Tennessee partnership franchise and excise taxes as a result of the sale of the sole Tennessee property, the Alstom Power – Knoxville Building, incurred in the first quarter of 2006.

Interest and Other Income

Interest and other income was $214,009 and $71,046 for the years ended December 31, 2007 and 2006, respectively. The increase was primarily a result of an increase in the average amount of net sale proceeds held during the respective periods as a result of net sale proceeds received from the sales of the Iomega Building in January 2007 and 14079 Senlac Drive in November 2007, partially offset by the distribution of net sale proceeds to the limited partners in August 2007.

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

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets to the respective estimated fair values, pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, and recognize an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. In the third quarter of 2006, Fund IX-X-XI-REIT Associates recorded an impairment loss for 1315 West Century Drive of approximately $354,000, of which approximately $138,000 was allocated to the Partnership to reduce the carrying value of 1315 West Century Drive to its fair value, less costs to sell as a result of a change in our intended holding period for this asset.

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

Potential Tax Impact for Limited Partners Holding Class B Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which initially provided for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If the limitations of Section 470 were applicable to the Partnership, passive losses allocable to limited partners holding Class B Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the Partnership. However, following the enactment of Section 470, the IRS issued a series of announcements applicable to taxable years 2004, 2005, and 2006, which had the effect of delaying the applicability of Section 470 to partnerships based solely on the fact that a partnership had both taxable and tax-exempt partners. In addition, Section 403(ff) of the Gulf Opportunity Zone Act of 2005 amended the effective date provisions of Section 470 to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 applies only to property acquired after March 12, 2004. Further, in December 2007, the Tax Technical Corrections Act of 2007 (the “2007 Technical Corrections Act”) was enacted. Section 407(c) of the 2007 Technical Corrections Act amended Section 470 to exempt partnerships having both taxable and tax-exempt partners from the application of Section 470 (with a limited exception applicable only to partnerships which could be reclassified as “leases” under the facts and circumstance of the transaction). These provisions of the 2007 Technical Corrections Act are effective as if they were included in the American Jobs Creation Act initially. Since the Partnership acquired all of its properties prior to March 12, 2004, and is not expected to acquire interests in any additional properties in the future, and as a result of the 2007 Technical Corrections Act, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership in any year.

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

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2008 and 2007.

ITEM 9A(T).	CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2008. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2008 in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2008. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2008, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Partners

The sole general partner of Wells Partners, one of our General Partners, is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”). Wells Capital or its affiliates serves as the advisor to the Wells Real Estate Investment Trust II, Inc. and Wells Timberland REIT, Inc. (collectively, “Wells REITs”), each of which are Maryland corporations. Wells Real Estate Investment Trust II, Inc. qualifies as a real estate investment trust for tax purposes, and Wells Timberland REIT, Inc. intends to qualify as a real estate investment trust. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 65, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder, president, and sole director of WREF, the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells Asset Management, Inc.;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is the president and a director of Wells Real Estate Investment Trust II, Inc., which is a Maryland corporation that currently qualifies as a real estate investment trust for tax purposes. He is also the president of Wells Timberland REIT, Inc., which is a Maryland corporation that intends to qualify as a real estate investment trust. Mr. Wells is the president and chairman of Wells Total Return REIT, Inc.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company. From 1980 to February 1985 he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is an inaugural sponsor of the Financial Services Institute.

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

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as the corporate general partner of one of the General Partners of the Partnership, Wells Capital has established a Financial Oversight Committee consisting of Douglas P. Williams, as the Principal Financial Officer; Randall D. Fretz, as the Senior Vice President of Wells Capital; and Kevin Race, as Chief of Financial Strategy. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of our independent registered public accountant, and establishing and enforcing the code of ethics. However, since neither the Partnership nor its corporate general partner has an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, we do not have an “audit committee financial expert.”

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

See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	One limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership.

Title of Class	Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	1111 Polaris Parkway, Suite 2N Columbus, OH 43240	520,833.333 Units(1)	14.88%

(1)	Multiple beneficiaries in the Macomb County Employee Retirement System own Class A Units through a Pension Plan.

(b)	Set forth below is the security ownership of management as of February 28, 2009.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	2,155.502 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 2,155.502 Class A Units through an Individual Retirement Account.

(c)	No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners or their affiliates in connection with our operations are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions, and limited partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sales proceeds for the year ended December 31, 2008.

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management, an affiliate of the General Partners, receives compensation for asset management and the management and leasing of our properties owned through Joint Ventures equal to (a) 3% for management services and 3% of for leasing services of the gross revenues collected monthly; plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties that are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statement of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $90,650, $77,429, and $93,395 for the years ended December 31, 2008, 2007, and 2006, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $105,572, $93,348, and $82,244 payable to Wells Capital and Wells Management for the years ended December 31, 2008, 2007, and 2006, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2008, 2007, or 2006.

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

Fees Paid to the Independent Registered Public Accountants

Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since September 22, 2006. All such fees are recognized in the period to which the services relate. A portion of such fees is allocated to the joint ventures in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Frazier & Deeter, LLC, including the audit of the Partnership’s annual financial statements, for the fiscal years ended December 31, 2008 and 2007, are set forth in the table below.

	Frazier & Deeter, LLC
	2008	2007
Audit Fees	$41,462	$39,455
Audit-Related Fees	0	0
Tax Fees	0	0
Other Fees	0	0

Total	$41,462	$39,455

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

During the fiscal years ended December 31, 2008 and 2007, 100% of the services performed by Frazier & Deeter, LLC described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)1.	The financial statements are contained on pages F-2 through F-44 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(b)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	See (a) 1 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IX, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

March 23, 2009	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 23, 2009	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND IX, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund IX, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund IX, L.P. (the “Partnership) as of December 31, 2008 and 2007, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund IX, L.P. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 20, 2009

WELLS REAL ESTATE FUND IX, L.P.

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

ASSETS

	2008	2007
Investment in joint ventures	$9,555,524	$9,986,257
Cash and cash equivalents	1,098,115	3,542,661
Due from joint ventures	168,103	222,549
Other assets	1,605	13,283

Total assets	$10,823,347	$13,764,750

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$36,073	$23,336
Due to affiliates	9,317	8,828
Partnership distributions payable	0	204,055

Total liabilities	45,390	236,219

Commitments and contingencies

Partners’ Capital:
Limited partners:
Class A – 3,263,890 units issued and outstanding	10,777,554	13,092,430
Class B – 236,110 units issued and outstanding	0	436,101
General partners	403	0

Total partners’ capital	10,777,957	13,528,531

Total liabilities and partners’ capital	$10,823,347	$13,764,750

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006

EQUITY IN INCOME OF JOINT VENTURES	$354,096	$1,405,997	$886,244

GENERAL AND ADMINISTRATIVE	203,158	182,745	178,417

INTEREST AND OTHER INCOME	50,753	214,009	71,046

NET INCOME	$201,691	$1,437,261	$778,873

NET INCOME (LOSS) ALLOCATED TO:
CLASS A LIMITED PARTNERS	$423,474	$597,971	$778,160

CLASS B LIMITED PARTNERS	$(222,186)	$840,003	$0

GENERAL PARTNERS	$403	$(713)	$713

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$ 0.13	$0.18	$0.24

CLASS B	$(0.94)	$3.53	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	3,263,890	3,262,140	3,259,190

CLASS B	236,110	237,860	240,810

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2005	3,259,190	$18,224,192	240,810	$0	$0	$18,224,192

Net income	0	778,160	0	0	713	778,873
Distributions of operating cash flow ($0.27 per weighted-average Class A Unit)	0	(892,804)	0	0	0	(892,804)

BALANCE, December 31, 2006	3,259,190	18,109,548	240,810	0	713	18,110,261

Class B conversion elections	4,700	0	(4,700)	0	0	0
Net income (loss)	0	597,971	0	840,003	(713)	1,437,261
Distributions of operating cash flow ($0.28 per weighted-average Class A Unit)	0	(918,989)	0	0	0	(918,989)
Distribution of net sale proceeds ($1.44 and $1.70 per weighted-average Class A Unit and Class B Unit, respectively)	0	(4,696,100)	0	(403,902)	0	(5,100,002)

BALANCE, December 31, 2007	3,263,890	13,092,430	236,110	436,101	0	13,528,531

Net income (loss)	0	423,474	0	(222,186)	403	201,691
Distributions of operating cash flow ($0.14 per weighted-average Class A Unit)	0	(452,263)	0	0	0	(452,263)
Distribution of net sale proceeds ($0.70 and $0.91 per weighted-average Class A Unit and Class B Unit, respectively)	0	(2,286,087)	0	(213,915)	0	(2,500,002)

BALANCE, December 31, 2008	3,263,890	$10,777,554	236,110	$0	$403	$10,777,957

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$201,691	$1,437,261	$778,873
Operating distributions received from joint ventures	839,275	731,536	1,216,694
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(354,096)	(1,405,997)	(886,244)
Operating changes in assets and liabilities:
Decrease (increase) in other assets	11,678	(7,511)	(5,772)
Increase (decrease) in accounts payable and accrued expenses	12,737	(13,805)	(18,286)
Increase (decrease) in due to affiliates	489	1,710	(2,796)

Net cash provided by operating activities	711,774	743,194	1,082,469

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	0	4,137,282	3,145,720

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners in excess of accumulated operating income	(656,318)	(714,934)	(1,173,719)
Net sales proceed distributions paid to limited partners	(2,500,002)	(5,100,002)	0

Net cash used in financing activities	(3,156,320)	(5,814,936)	(1,173,719)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,444,546)	(934,460)	3,054,470

CASH AND CASH EQUIVALENTS, beginning of year	3,542,661	4,477,121	1,422,651

CASH AND CASH EQUIVALENTS, end of year	$1,098,115	$3,542,661	$4,477,121

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$204,055	$0

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007, AND 2006

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

1. US Cellular Building

A four-story office building located in Madison, Wisconsin

2. 14079 Senlac Drive(1)

A one-story office building located in Farmers Branch, Texas

3. 305 Interlocken Parkway

A two-story office building located in Broomfield, Colorado

Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)(2)	• Fund VIII – Fund IX Associates • Piedmont Operating Partnership, LP	No properties were owned by this joint venture during the periods presented.

WELLS REAL ESTATE FUND IX, L.P.

Joint Venture	Joint Venture Partners	Properties
The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Piedmont Operating Partnership, LP

4. 1315 West Century Drive(3)

A two-story office building located in Louisville, Colorado

5. 360 Interlocken Building

A three-story office building located in Broomfield, Colorado

6. Avaya Building

A one-story office building located in Oklahoma City, Oklahoma

7. Iomega Building(4)

A single-story warehouse and office building located in Ogden, Utah

(1)	This property was sold in November 2007.

(2)	This joint venture was liquidated and dissolved in 2007.

(3)	This property was sold in December 2006.

(4)	This property was sold in January 2007.

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

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable-interest entities under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements (“ARB No. 51”). The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position (“SOP”) No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Evaluating the Recoverability of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to the respective estimated fair values, pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value.

Cash and Cash Equivalents

The Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Other Assets

As of December 31, 2008 and 2007, other assets is comprised of interest income receivable. Interest receivable represents interest earned during the period presented, which will be received in the following month.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 was effective for the Partnership beginning January 1, 2008. The Partnership has elected not to implement the provisions of SFAS No. 159, and therefore, such provisions have no effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No.157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued Staff Position No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 includes guidance for how companies should value illiquid assets under the fair value accounting method prescribed in SFAS No. 157, however, does not change any of the provisions of SFAS No. 157. FSP 157-3 is effective upon issuance on October 10, 2008, and retrospective application is prohibited. FSP 157-2 will be effective for the Partnership beginning January 1, 2009, and the remaining aspects of SFAS No. 157 were effective for the Partnership beginning January 1, 2008. SFAS No. 157 has not had a material impact on the Partnership’s financial statements to date; however, the Partnership is currently assessing the provisions and evaluating the potential impact of FSP 157-2 on its financial statements.

3.	INVESTMENT IN JOINT VENTURES

Impairment of Real Estate Assets

Fund IX-X-XI-REIT Associates evaluated the recoverability of the carrying value of 1315 West Century Drive pursuant to the accounting policy outlined in Note 2 and determined that it was not recoverable, as compared to the estimated fair value, primarily as a result of shortening the estimated holding period of such asset. Accordingly, Fund IX-X-XI-REIT Associates reduced the carrying value of 1315 West Century Drive to the estimated fair value by recognizing an impairment loss of approximately $354,000 during the third quarter of 2006, of which approximately $138,000 is allocable to the Partnership. This impairment loss is included in income (loss) from discontinued operations for the year ended December 31, 2006 in the Summary of Financial Information table below.

Due from Joint Ventures

As of December 31, 2008 and 2007, due from joint ventures represents the Partnership’s share of the operating cash flow to be distributed for the fourth quarter of 2008 and 2007, respectively, from the following Joint Ventures:

	2008	2007
Fund VIII-IX Associates	$168,103	$146,199
Fund IX-X-XI-REIT Associates	0	76,350

	$168,103	$222,549

Summary of Investments

The Partnership’s investments and approximate ownership percentages in the Joint Ventures as of December 31, 2008 and 2007 are summarized below:

	2008		2007
	Amount	Percentage	Amount	Percentage
Fund VIII-IX Associates	$5,247,987	45%	$5,567,574	45%
Fund IX-X-XI-REIT Associates	4,307,537	39%	4,418,683	39%

	$9,555,524		$9,986,257

Summary of Activity

Roll-forwards of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2008 and 2007 are presented below:

	2008	2007
Investment in Joint Ventures, beginning of year	$9,986,257	$13,597,213
Equity in income of Joint Ventures	354,096	1,405,997
Distributions from Joint Ventures	(784,829)	(5,016,953)

Investment in Joint Ventures, end of year	$9,555,524	$9,986,257

Summary of Financial Information

Condensed financial information for the Joint Ventures in which the Partnership held an interest as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007, and 2006 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2008	2007	2008	2007	2008	2007
Fund VIII-IX Associates	$12,485,410	$12,966,902	$875,648	$650,139	$11,609,762	$12,316,763
Fund IX-X-XI-REIT Associates	11,347,023	11,824,075	310,695	502,982	11,036,328	11,321,093

	$23,832,433	$24,790,977	$1,186,343	$1,153,121	$22,646,090	$23,637,856

	Total Revenues			Income From Continuing Operations			Income (loss) From Discontinued Operations			Net Income
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
Fund VIII-IX Associates	$2,444,083	$1,941,133	$3,110,735	$584,649	$376,634	$1,561,538	$(239)	$2,164,971	$299,916	$584,410	$2,541,605	$1,861,454
Fund IX-X-XI-REIT Associates	1,357,670	1,573,322	1,541,884	230,391	465,077	595,388	0	193,655	(480,593)	230,391	658,732	114,795

	$3,801,753	$3,514,455	$4,652,619	$815,040	$841,711	$2,156,926	$(239)	$2,358,626	$(180,677)	$814,801	$3,200,337	$1,976,249

In 2006, Fund VIII-IX-REIT Associates wound up its affairs by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners. Fund VIII-IX-REIT Associates was terminated in 2007 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

Condensed financial information for the joint venture in which Fund VIII-IX Associates holds an equity interest for the years ended December 31, 2008, 2007, and 2006 is presented below:

	Total Revenues			Loss From Continuing Operations			Loss From Discontinued Operations			Net Loss
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
Fund VIII-IX-REIT Associates	$0	$0	$1,435	$0	$0	$(17,048)	$0	$0	$(17,118)	$0	$0	$(34,166)

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	2008			2007			2006
	Operating Loss	Gain on Sale	Total	Operating Income	Gain on Sale	Total	Operating Income (Loss)	Impairment Loss	Loss on Sale	Total
Fund VIII-IX Associates	$(239)	$0	$(239)	$259,842	$1,905,129	$2,164,971	$299,916	$0	$0	$299,916
Fund VIII-IX-REIT Joint Venture	0	0	0	0	0	0	(17,118)	0	0	(17,118)
Fund IX-X-XI-REIT Associates	0	0	0	22,234	171,421	193,655	15,751	(354,326)	(142,018)	(480,593)

	$(239)	$0	$(239)	$282,076	$2,076,550	$2,358,626	$298,549	$(354,326)	$(142,018)	$(197,795)

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly; plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies; or (b) in the case of commercial properties leased on a long-term net basis

(10 or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $90,650, $77,429, and $93,395 for the years ended December 31, 2008, 2007, and 2006, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $105,572, $93,348, and $82,244 payable to Wells Capital and Wells Management for the years ended December 31, 2008, 2007, and 2006, respectively, which are included in general and administrative expenses in the accompanying statements of operations. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly, and generally invoices the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of December 31, 2008 and 2007 represents administrative reimbursements and/or bill-backs due to Wells Capital and/or Wells Management.

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

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the federal income tax basis of accounting is as follows for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Financial statement net income	$201,691	$1,437,261	$778,873
Adjustments in net income resulting from:
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	1,561	0	0
Depreciation expense for financial reporting purposes greater than amounts for income tax purposes	17,366	29,241	60,799
Rental income accrued for financial reporting purposes less than (greater than) amounts for income tax purposes	153,793	(116,034)	4,031
Gains on sale of properties for financial reporting purposes in excess of income tax purposes	0	(311,398)	(417,558)
Impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	0	0	138,295
Other	63,329	(104,005)	19,882

Income tax basis net income	$437,740	$935,065	$584,322

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the federal income tax basis of accounting, is as follows for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Financial statement partners’ capital	$10,777,957	$13,528,531	$18,110,261
Increase (decrease) in partners’ capital resulting from:
Accumulated meals and entertainment	390	390	390
Accumulated bad debt expense, net, for financial reporting purposes greater than amounts for income tax purposes	1,942	381	381
Accumulated depreciation expense for financial reporting purposes greater than amounts for income tax purposes	3,829,978	3,812,612	3,783,371
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	5,223,360	5,223,360	5,223,360
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(505,061)	(658,854)	(542,820)
Accumulated expenses deductible when paid for income tax purposes less than amounts accrued for financial reporting purposes	464	464	464
Accumulated expenses capitalized for income tax purposes greater than amounts deducted for financial reporting purposes	10,145	10,145	10,145
Partnership’s distributions payable	0	204,055	0
Accumulated gains on sale of properties for financial reporting purposes in excess of income tax purposes	(1,547,935)	(1,547,935)	(1,236,537)
Accumulated impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	138,295	138,295	138,295
Other	(5,303)	(68,632)	35,373

Income tax basis partners’ capital	$17,924,232	$20,642,812	$25,522,683

7.	QUARTERLY RESULTS (UNAUDITED)

A summary of the unaudited quarterly financial information for the years ended December 31, 2008 and 2007 is presented below:

	2008 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$96,162	$80,601	$103,778	$73,555
Interest and other income	$31,071	$9,320	$5,442	$4,920
Net income	$57,240	$39,340	$64,809	$40,302
Net income (loss) allocated to:
Class A limited partners	$169,578	$149,188	$64,809	$39,899
Class B limited partners	$(112,338)	$(109,848)	$0	$0
General partners	$0	$0	$0	$403
Net income (loss) per weighted-average limited partner unit:
Class A	$ 0.05	$ 0.05	$0.02	$0.01
Class B(a)	$(0.48)	$(0.47)	$0.00	$0.00
Distribution of operating cash per weighted-average limited partner unit:
Class A	$ 0.06	$ 0.04	$0.04	$0.00
Class B	$ 0.00	$ 0.00	$0.00	$0.00
Distribution of net property sale proceeds per weighted-average limited partner unit:
Class A	$ 0.00	$ 0.70	$0.00	$0.00
Class B	$ 0.00	$ 0.91	$0.00	$0.00

	2007 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$205,975	$96,826	$126,759	$976,437
Interest and other income	$75,055	$81,111	$34,515	$23,328
Net income	$239,026	$130,166	$111,990	$956,079
Net income allocated to:
Class A limited partners	$239,739	$130,166	$(291,912)	$519,978
Class B limited partners	$0	$0	$403,902	$436,101
General partners	$(713)	$0	$0	$0
Net income (loss) per weighted-average limited partner unit:
Class A	$0.07	$0.04	$(0.09)	$0.16
Class B(a)	$0.00	$0.00	$ 1.71	$1.83
Distribution of operating cash per weighted-average limited partner unit:
Class A(b)	$0.08	$0.08	$ 0.07	$0.06
Class B	$0.00	$0.00	$ 0.00	$0.00
Distribution of net property sale proceeds per weighted-average limited partner unit:
Class A	$0.00	$0.00	$ 1.44	$0.00
Class B(b)	$0.00	$0.00	$ 1.69	$0.00

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

8.	GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs for the years ended December 31, 2008, 2007, and 2006, are comprised of the following items:

	2008	2007	2006
Salary reimbursements	$105,572	$93,348	$82,244
Printing expenses	33,265	37,786	31,283
Independent accounting fees	24,562	26,877	18,484
Legal fees	22,495	10,566	23,044
Postage and delivery expenses	10,621	7,752	5,807
Other professional fees	4,035	3,771	1,187
Computer costs	1,700	1,494	1,632
Filing fees	908	900	915
Taxes and licensing fees	0	251	13,262
Life insurance	0	0	559

Total general and administrative costs	$203,158	$182,745	$178,417

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund VIII and Fund IX Associates:

We have audited the accompanying balance sheets of Fund VIII and Fund IX Associates (the “Joint Venture”) as of December 31, 2008 and 2007, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund VIII and Fund IX Associates as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 20, 2009

FUND VIII AND FUND IX ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

ASSETS

	2008	2007
Real estate assets, at cost:
Land	$1,825,673	$1,825,673
Building and improvements, less accumulated depreciation of $5,639,339 and $5,189,617 at December 31, 2008 and 2007, respectively	8,364,802	8,814,524

Total real estate assets	10,190,475	10,640,197

Cash and cash equivalents	884,440	776,888
Tenant receivables	789,489	739,744
Deferred leasing costs, less accumulated amortization of $442,714 and $276,007 at December 31, 2008 and 2007, respectively	616,433	798,324
Other assets	4,573	11,749

Total assets	$12,485,410	$12,966,902

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$296,071	$191,588
Due to affiliate	14,501	12,021
Deferred income	193,220	123,133
Partnership distributions payable	371,856	323,397

Total liabilities	875,648	650,139

Partners’ capital:
Wells Real Estate Fund VIII, L.P.	6,361,775	6,749,189
Wells Real Estate Fund IX, L.P.	5,247,987	5,567,574

Total partners’ capital	11,609,762	12,316,763

Total liabilities and partners’ capital	$12,485,410	$12,966,902

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006
REVENUES:
Rental income	$1,541,645	$1,215,298	$1,525,611
Reimbursement income	895,539	685,425	552,084
Lease termination income	0	0	962,330
Interest and other income	6,899	40,410	70,710

Total revenues	2,444,083	1,941,133	3,110,735

EXPENSES:
Property operating costs	986,588	678,945	579,361
Management and leasing fees	172,733	125,102	133,937
Depreciation	449,722	493,406	595,181
Amortization	129,030	131,380	87,573
Lease termination expense	0	0	25,336
General and administrative	121,361	135,666	99,037

Total expenses	1,859,434	1,564,499	1,520,425

EQUITY IN LOSS OF FUND VIII-IX-REIT JOINT VENTURE	0	0	(28,772)

NET INCOME FROM CONTINUING OPERATIONS	584,649	376,634	1,561,538

DISCONTINUED OPERATIONS:
Operating income (loss)	(239)	259,842	299,916
Gain on disposition	0	1,905,129	0

Income (loss) from discontinued operations	(239)	2,164,971	299,916

NET INCOME	$584,410	$2,541,605	$1,861,454

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	Wells Real Estate Fund VIII, L.P.	Wells Real Estate Fund IX, L.P.	Total Partners’ Capital
Balance, December 31, 2005	$8,492,555	$7,005,725	$15,498,280

Net income	1,020,015	841,439	1,861,454
Partnership distributions	(721,846)	(595,470)	(1,317,316)

Balance, December 31, 2006	8,790,724	7,251,694	16,042,418

Net income	1,392,716	1,148,889	2,541,605
Partnership distributions	(3,434,251)	(2,833,009)	(6,267,260)

Balance, December 31, 2007	6,749,189	5,567,574	12,316,763

Net income	320,237	264,173	584,410
Partnership distributions	(707,651)	(583,760)	(1,291,411)

Balance, December 31, 2008	$6,361,775	$5,247,987	$11,609,762

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$584,410	$2,541,605	$1,861,454
Operating distributions received from Fund VIII-IX-REIT Joint Venture	0	0	128,967
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition	0	(1,905,129)	0
Equity in loss of Fund VIII-IX-REIT Joint Venture	0	0	28,772
Depreciation	449,722	590,886	701,527
Amortization	182,560	184,910	100,956
Lease termination expense	0	0	25,336
Changes in assets and liabilities:
Increase in tenant receivables	(49,745)	(245,588)	(385,996)
Decrease (increase) in other assets	7,176	(3,449)	2,032
Increase (decrease) in accounts payable and accrued expenses	104,483	24,364	(43,609)
Increase (decrease) in due to affiliate	2,480	9,030	(1,954)
Increase in deferred income	70,087	24,876	98,257

Net cash provided by operating activities	1,351,173	1,221,505	2,515,742

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sale of real estate	0	5,107,237	0
Investment in real estate	0	(287,917)	(223,029)
Payment for deferred leasing costs	(669)	(19,429)	(872,551)

Net cash (used in) provided by investing activities	(669)	4,799,891	(1,095,580)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions to joint venture partners	0	(5,107,237)	0
Operating distributions to joint venture partners in excess of accumulated earnings	(1,242,952)	(858,307)	(1,642,632)

Net cash used in financing activities	(1,242,952)	(5,965,544)	(1,642,632)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	107,552	55,852	(222,470)

CASH AND CASH EQUIVALENTS, beginning of year	776,888	721,036	943,506

CASH AND CASH EQUIVALENTS, end of year	$884,440	$776,888	$721,036

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
Partnership distributions payable	$371,856	$323,397	$21,681

Accrued capital expenditures	$0	$0	$59,419

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007, AND 2006

1.	ORGANIZATION AND BUSINESS

In June 1996, Wells Real Estate Fund VIII, L.P. (“Fund VIII”) entered into a Georgia general partnership with Wells Real Estate Fund IX, L.P. (“Fund IX”) to form Fund VIII and Fund IX Associates (the “Joint Venture”). The general partners of Fund VIII and Fund IX are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

The Joint Venture was formed to acquire, develop and operate real properties. On June 17, 1996, the Joint Venture purchased a 7.09-acre parcel of land located in Madison, Wisconsin, on which an approximate 102,000 rentable square foot, four-story office building, the US Cellular Building, was developed and constructed. On October 10, 1996, the Joint Venture purchased a 40,000 square foot, one-story office building, 14079 Senlac Drive, located in Farmers Branch, Texas. On January 10, 1997, the Joint Venture purchased an approximately 65,000 square foot, two-story office building, 15253 Bake Parkway, located in Irvine, California. On February 20, 1997, the Joint Venture purchased an approximate 49,000 square foot, two-story partially completed office building, 305 Interlocken Parkway, located in Broomfield, Colorado.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. The Joint Venture considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The Joint Venture’s real estate assets are depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

Evaluating the Recoverability of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of the real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the respective assets’ carrying values, management adjusts the real estate assets to the respective estimated fair values, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2008. Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the misstatement of the carrying value of the Joint Venture’s real estate assets and net income.

Investment in Fund VIII-IX-REIT Joint Venture

The Joint Venture evaluated its investment in Fund VIII-IX-REIT Joint Venture and concluded that it was not a variable interest entity under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements (“ARB No. 51”). The Joint Venture did not have control over the operations of Fund VIII-IX-REIT Joint Venture; however, it did exercise significant influence. Approval by the Joint Venture as well as the other joint venture partners was required for any major decision or any action that would materially affect Fund VIII-IX-REIT Joint Venture, or its real property investments. Accordingly, upon applying the provisions of SFAS No. 94, Consolidation of All Majority-

Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Joint Venture accounted for its investment in Fund VIII-IX-REIT Joint Venture using the equity method of accounting, whereby original investments were recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Joint Venture. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions were allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, were generally distributed to the joint venture partners on a quarterly basis.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2008 or 2007.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the shorter of the lease term or economic life. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately four years. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.

Other Assets

Prepaid expenses and other assets as of December 31, 2008 and 2007, is comprised of the following balances:

	2008	2007
Prepaid expenses	$4,371	$6,516
Interest receivable	202	5,233

Total	$4,573	$11,749

Prepaid expenses are recognized as the related services are provided. Interest receivable represents interest earned during the period presented, which will be received in the following month. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund VIII and Fund IX held ownership interests in the Joint Venture of approximately 55% and 45%, for the years ended December 31, 2008 and 2007, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

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

The Joint Venture records the sale of real estate assets pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate. Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund VIII and Fund IX are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 was effective for the Joint Venture beginning January 1, 2008. The Joint Venture has elected not to implement the provisions of SFAS No. 159, and therefore, such provisions have no effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No.157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued Staff Position No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 includes guidance for how companies should value illiquid assets under the fair value accounting method prescribed in SFAS No. 157, however, does not change any of the provisions of SFAS No. 157. FSP 157-3 is effective upon issuance on October 10, 2008, and retrospective application is prohibited. FSP 157-2 will be effective for the Joint Venture beginning January 1, 2009, and the remaining aspects of SFAS No. 157 were effective for the Joint Venture beginning January 1, 2008. SFAS No. 157 has not had a material impact on the Joint Venture’s financial statements to date; however, the Joint Venture is currently assessing the provisions and evaluating the potential impact of FSP 157-2 on its financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Fund VIII and Fund IX entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of their general partners. In accordance with the property management and leasing agreements, Wells Management receives compensation for the management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies; or (b) in the case of commercial properties which are leased on a long-term net basis (10 or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. During the years ended December 31, 2008, 2007, and 2006, the Joint Venture incurred management and leasing fees that are payable to Wells Management of $148,253, $120,794, and $134,036, respectively, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

Administrative Reimbursements

Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2008, 2007, and 2006, the Joint Venture incurred administrative expenses of $16,228, $46,247, and $59,521, respectively, payable to Wells Management for these services, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

Due to Affiliate

As presented in the accompanying balance sheets, due to affiliate as of December 31, 2008 and December 31, 2007 represents amounts due to Wells Management for the following items:

	2008	2007
Property management fees	$10,511	$10,134
Administrative reimbursements	3,990	1,887

	$14,501	$12,021

4.	INVESTMENT IN FUND VIII-IX-REIT JOINT VENTURE

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

Condensed financial information for Fund VIII-IX-REIT Joint Venture for the years ended December 31, 2008, 2007, and 2006 is presented below:

	Total Revenues			Loss From Continuing Operations			Loss From Discontinued Operations			Net Loss
	For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,
	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
Fund VIII-IX-REIT Joint Venture	$0	$0	$1,435	$0	$0	$(17,048)	$0	$0	$(17,118)	$0	$0	$(34,166)

5.	DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Joint Venture has classified the results of operations related to 14079 Senlac Drive, which was sold on November 29, 2007, as discontinued operations in the accompanying statements of operations. The details comprising income (loss) from discontinued operations are presented below:

	2008	2007	2006
Rental income	$0	$415,720	$455,657
Interest and other income	438	0	0

Total property revenues	438	415,720	455,657

Property operating costs	0	12,463	4,815
Management and leasing fees	0	17,712	18,627
Depreciation	0	97,480	106,346
General and administrative	677	28,223	25,953

Total expenses	677	155,878	155,741

Operating income (loss)	(239)	259,842	299,916
Gain on disposition	0	1,905,129	0

Income (loss) from discontinued operations	$(239)	$2,164,971	$299,916

6.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2008, is presented below:

Year ending December 31:
2009	$1,374,091
2010	1,417,791
2011	1,305,925
2012	1,031,095
2013	289,304
Thereafter	0

$5,418,206

Three tenants generated approximately 57%, 23%, and 20% of rental income for the year ended December 31, 2008, and two tenants will generate approximately 79% and 21% of future minimum rental income.

FUND VIII AND FUND IX ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition(c)	Gross Carrying Amount as of December 31, 2008				Accumulated Depreciation(d)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
US CELLULAR BUILDING(a)	None	$896,698	$9,589,088	$(1,721,136)	$896,698	$7,867,952	$0	$8,764,650	$3,086,119	1997	06/17/96
305 INTERLOCKEN PARKWAY(b)	None	928,975	6,158,796	(22,607)	928,975	6,136,189	0	7,065,164	2,553,220	1997	02/20/97

Total		$1,825,673	$15,747,884	$(1,743,743)	$1,825,673	$14,004,141	$0	$15,829,814	$5,639,339

(a)	The US Cellular Building is a four-story office building located in Madison, Wisconsin.

(b)	305 Interlocken Parkway is a two-story office building located in Broomfield, Colorado.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

(d)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

FUND VIII AND FUND IX ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2005	$22,534,986	$7,870,758

Additions	161,871	717,434 (1)
Dispositions	(457,338)	(457,338)

BALANCE AT DECEMBER 31, 2006	22,239,519	8,130,854

Additions	228,498	590,886
Dispositions	(6,638,203)	(3,532,123)

BALANCE AT DECEMBER 31, 2007	15,829,814	5,189,617

Additions	0	449,722

BALANCE AT DECEMBER 31, 2008	$15,829,814	$5,639,339

(1)	Included in the number presented is $15,907, which is included in lease termination expense in the accompanying statements of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

The Fund IX, Fund X, Fund XI and REIT Joint Venture:

We have audited the accompanying balance sheets of The Fund IX, Fund X, Fund XI and REIT Joint Venture (the “Joint Venture”) as of December 31, 2008 and 2007, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Fund IX, Fund X, Fund XI and REIT Joint Venture as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 20, 2009

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

ASSETS

	2008	2007
Real estate assets, at cost:
Land	$2,701,208	$2,701,208
Building and improvements, less accumulated depreciation of $4,431,258 and $4,093,318 at December 31, 2008 and 2007, respectively	8,137,657	8,337,012
Construction in progress	4,122	0

Total real estate assets, net	10,842,987	11,038,220

Cash and cash equivalents	270,472	379,619
Tenant receivables, net	93,483	173,976
Deferred leasing costs, less accumulated amortization of $193,653 and $181,360 at December 31, 2008 and 2007, respectively	123,771	161,953
Other assets	16,310	70,307

Total assets	$11,347,023	$11,824,075

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$265,930	$301,063
Due to affiliates	10,118	1,566
Deferred income	29,704	4,738
Accrued capital expenditures	4,943	0
Partnership distributions payable	0	195,615

Total liabilities	310,695	502,982

Partners’ capital:
Wells Real Estate Fund IX, L.P.	4,307,537	4,418,683
Wells Real Estate Fund X, L.P.	5,351,647	5,489,733
Wells Real Estate Fund XI, L.P.	969,890	994,917
Piedmont Operating Partnership, LP	407,254	417,760

Total partners’ capital	11,036,328	11,321,093

Total liabilities and partners’ capital	$11,347,023	$11,824,075

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006
REVENUES:
Rental income	$1,305,984	$1,479,516	$1,471,082
Tenant reimbursements	48,209	79,063	40,133
Interest and other income	3,477	14,743	30,669

Total revenues	1,357,670	1,573,322	1,541,884

EXPENSES:
Property operating costs	525,321	550,913	422,429
Management and leasing fees	85,995	81,133	78,473
Depreciation	337,940	336,550	337,397
Amortization	86,720	52,272	51,473
General and administrative	91,303	87,377	56,724

Total expenses	1,127,279	1,108,245	946,496

NET INCOME FROM CONTINUING OPERATIONS	230,391	465,077	595,388

DISCONTINUED OPERATIONS:
Operating income	0	22,234	15,751
Impairment loss	0	0	(354,326)
Gain (loss) on disposition	0	171,421	(142,018)

Income (loss) from discontinued operations	0	193,655	(480,593)

NET INCOME	$230,391	$658,732	$114,795

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	Wells Real Estate Fund IX, L.P.	Wells Real Estate Fund X, L.P.	Wells Real Estate Fund XI, L.P.	Piedmont Operating Partnership, LP	Total Partners’ Capital
Balance, December 31, 2005	$9,894,351	$12,292,658	$2,227,884	$935,367	$25,350,260

Net income	44,805	55,666	10,089	4,235	114,795
Partnership distributions	(3,593,636)	(4,464,705)	(809,186)	(339,701)	(9,207,228)

Balance, December 31, 2006	6,345,520	7,883,619	1,428,787	599,901	16,257,827

Net income	257,107	319,428	57,893	24,304	658,732
Partnership distributions	(2,183,944)	(2,713,314)	(491,763)	(206,445)	(5,595,466)

Balance, December 31, 2007	4,418,683	5,489,733	994,917	417,760	11,321,093

Net income	89,923	111,720	20,248	8,500	230,391
Partnership distributions	(201,069)	(249,806)	(45,275)	(19,006)	(515,156)

Balance, December 31, 2008	$4,307,537	$5,351,647	$969,890	$407,254	$11,036,328

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$230,391	$658,732	$114,795
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment loss	0	0	354,326
(Gain) loss on disposition	0	(171,421)	142,018
Depreciation	337,940	347,410	624,402
Amortization	86,720	52,272	51,473
Changes in assets and liabilities:
Decrease in tenant receivables, net	80,493	51,697	13,993
Decrease in other assets	2,110	4,790	950
Increase (decrease) in accounts payable and accrued expenses	16,754	23,187	(252,867)
Increase (decrease) in due to affiliates	8,552	(24)	(5,618)
Increase (decrease) in deferred income	24,966	4,642	(4,884)

Net cash provided by operating activities	787,926	971,285	1,038,588

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate	0	4,685,151	8,059,625
Investment in real estate assets	(137,764)	(23,022)	(151,598)
Payment of deferred leasing costs	(48,538)	(47,301)	(7,130)

Net cash (used in) provided by investing activities	(186,302)	4,614,828	7,900,897

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions to joint venture partners	0	(4,685,151)	(8,059,625)
Operating distributions to joint venture partners in excess of accumulated earnings	(710,771)	(880,213)	(1,214,868)

Net cash used in financing activities	(710,771)	(5,565,364)	(9,274,493)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(109,147)	20,749	(335,008)

CASH AND CASH EQUIVALENTS, beginning of year	379,619	358,870	693,878

CASH AND CASH EQUIVALENTS, end of year	$270,472	$379,619	$358,870

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$195,615	$165,513

Accrued capital expenditures	$4,943	$0	$16,844

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007, AND 2006

1.	ORGANIZATION AND BUSINESS

In March 1997, Wells Real Estate Fund IX, L.P. (“Fund IX”) entered into a Georgia general partnership with Wells Real Estate Fund X, L.P. (“Fund X”) to form Fund IX and Fund X Associates (“Fund IX-X Associates”) for the purpose of acquiring, developing, operating, and selling real properties. On March 20, 1997, Fund IX contributed a 5.62-acre tract of real property in Knoxville, Tennessee, and improvements thereon to Fund IX-X Associates on which an approximately 84,000 square foot, three-story office building, the Alstom Power – Knoxville Building, was constructed and commenced operations. On February 13, 1998, Fund IX-X Associates purchased an approximate 107,000 square foot, two-story office building, 1315 West Century Drive, in Louisville, Colorado. On March 20, 1998, Fund IX-X Associates purchased an approximately 52,000 square foot, three-story office building, the 360 Interlocken Building, in Broomfield, Colorado. On June 11, 1998, Fund IX-X Associates was amended and restated as The Fund IX, Fund X, Fund XI and REIT Joint Venture (the “Joint Venture”) upon admitting Wells Real Estate Fund XI, L.P. (“Fund XI”) and Piedmont Operating Partnership, LP (“Piedmont OP”), formerly known as Wells Operating Partnership, L.P. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner. Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust. On June 24, 1998, the Joint Venture purchased an approximately 57,000 square foot, one-story office building, the Avaya Building, in Oklahoma City, Oklahoma. On April 1, 1998, Fund X purchased an approximately 108,000 square-foot, one-story office and warehouse building, the Iomega Building, in Ogden, Utah. In 1998, Fund X contributed the Iomega Building to the Joint Venture. Ownership interests were recomputed based on the relative cumulative capital contributions from the joint venture partners.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. The Joint Venture considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The Joint Venture’s real estate assets are depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

Evaluating the Recoverability of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of the real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the respective assets’ carrying values, management adjusts the real estate assets to the respective estimated fair values, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the misstatement of the carrying value of the Joint Venture’s real estate assets and net income.

The Joint Venture evaluated the recoverability of the carrying value of 1315 West Century Drive pursuant to the accounting policy outlined above and determined that it is not recoverable, as compared to the estimated fair value, primarily as a result of shortening the estimated holding period of such assets in third quarter 2006. Accordingly, the Joint Venture reduced the carrying value of 1315 West Century Drive to the estimated fair value by recognizing an impairment loss of approximately $354,000 during the third quarter of 2006.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables, net

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $3,999 and $0 are included in tenant receivables as of December 31, 2008 and 2007, respectively.

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

Other Assets

Other assets as of December 31, 2008 and 2007, is comprised of the following items:

	2008	2007
Refundable security deposits	$12,545	$64,432
Prepaid expenses	3,674	4,779
Interest receivable	91	1,096

Total	$16,310	$70,307

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

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based on their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund IX, Fund X, Fund XI, and Piedmont OP held ownership interests in the Joint Venture of approximately 39%, 48%, 9%, and 4%, for the years ended December 31, 2008 and 2007, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions, and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases

(other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets. Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

The Joint Venture records the sale of real estate assets pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate. Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund IX, Fund X, Fund XI, and Piedmont OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 was effective for the Joint Venture beginning January 1, 2008. The Joint Venture has elected not to implement the provisions of SFAS No. 159, and therefore, such provisions have no effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No.157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued Staff Position No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 includes guidance for how companies should value illiquid assets under the fair value accounting method prescribed in SFAS No. 157, however, does not change any of the provisions of SFAS No. 157. FSP 157-3 is effective upon issuance on October 10, 2008, and retrospective application is prohibited. FSP 157-2 will be effective for the Joint Venture beginning January 1, 2009, and the remaining aspects of SFAS No. 157 were effective for the Joint Venture beginning January 1, 2008. SFAS No. 157 has not had a material impact on the Joint Venture’s financial statements to date; however, the Joint Venture is currently assessing the provisions and evaluating the potential impact of FSP 157-2 on its financial statements.

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

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2008, 2007, and 2006, the Joint Venture incurred management and leasing fee expenses that are payable to Wells Management of $60,556, $58,484, and $84,054, respectively, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

In addition, the Joint Venture incurs fees payable to Piedmont Office Management, LLC (“Piedmont Management”), or its affiliates, for the management and leasing of the Joint Venture’s properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of Net Asset Value calculated on an annual basis, (b) prorated by Piedmont OP’s ownership interest in the Joint Venture. During the years ended December 31, 2008 and 2007, the Joint Venture incurred management and leasing fee expenses payable to Piedmont Management, or its affiliates, of $2,320 and $1,345, respectively.

Administrative Reimbursements

Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on the amount of time spent on the respective entities by individual personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. During the years ended December 31, 2008, 2007, and 2006, the Joint Venture incurred administrative expenses of $21,454, $22,667, and $48,520, respectively, payable to Wells Management, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

Due to Affiliates

As presented in the accompanying balance sheets, due to affiliates as of December 31, 2008 and December 31, 2007 represents amounts due to Piedmont Management and/or Wells Management for the following items:

	2008	2007
Property management fees	$5,473	$0
Administrative reimbursements	4,645	1,566

	$10,118	$1,566

4.	DISCONTINUED OPERATIONS

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

	2008	2007	2006
Rental income	$0	$43,726	$733,615
Tenant reimbursements	0	8,705	114,490
Interest and other income	0	0	5,122

Total property revenues	0	52,431	853,227

Property operating costs	0	11,289	450,660
Management and leasing fees	0	1,028	39,364
Depreciation	0	10,860	287,005
General and administrative	0	7,020	60,447

Total expenses	0	30,197	837,476

Operating income	0	22,234	15,751
Impairment loss	0	0	(354,326)
Gain (loss) on disposition	0	171,421	(142,018)

Income (loss) from discontinued operations	$0	$193,655	$(480,593)

5.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2008 follows:

Year ended December 31:
2009	$1,068,374
2010	314,729
2011	111,180
2012	56,005
Thereafter	0

$1,550,288

Four tenants generated approximately 56%, 21%, 7% and 6% of rental income for the year ended December 31, 2008, and three tenants will generate approximately 54%, 21%, and 14% of future minimum rental income.

THE FUND IX, FUND X, FUND XI, AND REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition(c)	Gross Carrying Amount as of December 31, 2008				Accumulated Depreciation(d)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
AVAYA BUILDING(a)	None	$1,051,138	$4,461,334	$118,866	$1,051,138	$4,580,200	$0	$5,631,338	$1,574,336	1998	6/24/98
360 INTERLOCKEN BUILDING(b)	None	1,650,070	6,917,274	1,075,563	1,650,070	7,988,715	4,122	9,642,907	2,856,922	1996	3/20/98

Total		$2,701,208	$11,378,608	$1,194,429	$2,701,208	$12,568,915	$4,122	$15,274,245	$4,431,258

(a)	The Avaya Building is a one-story office building located in Oklahoma City, Oklahoma.

(b)	The 360 Interlocken Building is a three-story office building located in Broomfield, Colorado.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

(d)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

THE FUND IX, FUND X, FUND XI, AND REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2005	$32,197,935	$7,292,823

Additions	168,442	624,402
Dispositions	(10,732,430)	(2,530,786)
Impairments(1)	(354,326)	0

BALANCE AT DECEMBER 31, 2006	21,279,621	5,386,439

Additions	6,178	347,410
Dispositions	(6,154,261)	(1,640,531)

BALANCE AT DECEMBER 31, 2007	15,131,538	4,093,318

Additions	142,707	337,940

BALANCE AT DECEMBER 31, 2008	$15,274,245	$4,431,258

(1)

As of September 30, 2006, The Fund IX, Fund X, Fund XI, and REIT Joint Venture wrote-down the basis of 1315 West Century Drive to approximate a recently contracted sale price as a result of reducing the intended holding period.

EXHIBIT INDEX

TO

2008 FORM 10-K

OF

WELLS REAL ESTATE FUND IX, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number		Description of Document

*3	(a)	Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund IX, L.P. (Exhibit 3(a) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*3	(b)	Certificate of Limited Partnership of Wells Real Estate Fund IX, L.P. (Exhibit 3(c) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(a)	Leasing and Tenant Coordinating Agreement between Wells Real Estate Fund IX, L.P. and Wells Management Company, Inc. (Exhibit 10(d) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(b)	Management Agreement between Wells Real Estate Fund IX, L.P. and Wells Management Company, Inc. (Exhibit 10(e) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(c)	Amended and Restated Custodial Agency Agreement between Wells Real Estate Fund IX, L.P. and NationsBank of Georgia, N.A. (Exhibit 10(f) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(d)	Joint Venture Agreement of Fund VIII and Fund IX Associates dated June 10, 1996 (Exhibit 10(aa) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(e)	Agreement for the Purchase and Sale of Real Property dated April 23, 1996, between American Family Mutual Insurance Company and Wells Capital, Inc. (Exhibit 10(bb) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(f)	Agreement to Lease dated June 18, 1996, between Fund VIII and IX Associates and Westel-Milwaukee, Inc., d/b/a Cellular One (Exhibit 10(cc) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(g)	Development Agreement dated June 18, 1996, between Fund VIII and Fund IX Associates and ADEVCO Corporation (Exhibit 10(dd) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(h)	Owner-Contractor Agreement dated June 18, 1996, with Kraemer Brothers, Inc. (Exhibit 10(ee) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(i)	First Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated October 10, 1996 (Exhibit 10(ii) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

Exhibit Number		Description of Document

*10	(j)	Agreement for the Purchase and Sale of Property dated October 10, 1996, between TCI Valwood Limited Partnership I and Fund VIII and Fund IX Associates (Exhibit 10(ff) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(k)	Build to Suite Industrial Lease Agreement dated November 1, 1995, between Industrial Developments International, Inc. and TCI Central, Inc., as amended July 16, 1996 and August 29, 1996 (Exhibit 10(gg) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(l)	Assignment and Assumption of Lease dated October 10, 1996, between TCI Valwood Limited Partnership I and The Bank of New York, as Agent for Fund VIII and Fund IX Associates (Exhibit 10(hh) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(m)	Real Estate Option Agreement dated December 9, 1996, between The Development Corporation of Knox County and Wells Real Estate Fund IX, L.P. (Exhibit 10(jj) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(n)	Lease Agreement for the ABB Building dated December 10, 1996, between Wells Real Estate Fund IX, L.P. and ABB Flakt, Inc. (Exhibit 10(kk) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(o)	Development Agreement relating to the ABB Building dated December 10, 1996, between Wells Real Estate Fund IX, L.P. and ADEVCO Corporation (Exhibit 10(ll) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(p)	Owner-Contractor Agreement relating to the ABB Building dated November 1, 1996, between Wells Real Estate Fund IX, L.P. and Integra Construction, Inc. (Exhibit 10(mm) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(q)	Second Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated January 7, 1997 (Exhibit 10(ii) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(r)	Agreement for the Purchase and Sale of Property with Magellan Bake Parkway Limited Partnership dated December, 1996 (Exhibit 10(jj) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(s)	Office Lease with Matsushita Avionics Systems Corporation dated April 29, 1996 (Exhibit 10(kk) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(t)	Third Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated February 18, 1997 (Exhibit 10(ll) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(u)	Agreement for the Purchase and Sale of Property with Orix Prime West Broomfield II Venture dated February 5, 1997 (Exhibit 10(mm) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(v)	Lease with Cirrus Logic, Inc. dated July 5, 1995 (Exhibit 10(nn) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

Exhibit Number		Description of Document

*10	(w)	Joint Venture Agreement of Fund IX and Fund X Associates dated March 20, 1997 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-7979)

*10	(x)	Agreement for the Purchase and Sale of Real Property relating to the Lucent Technologies Building dated May 30, 1997, between Fund IX and Fund X Associates and Wells Development Corporation (Exhibit 10(k) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-7979)

*10	(y)	Net Lease Agreement for the Lucent Technologies Building dated May 30, 1997, between Wells Development Corporation and Lucent Technologies, Inc. (Exhibit 10(l) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-7979)

*10	(z)	Development Agreement relating to the Lucent Technologies Building dated May 30, 1997, between Wells Development Corporation and ADEVCO Corporation (Exhibit 10(m) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-7979)

*10	(aa)	First Amendment to Net Lease Agreement for the Lucent Technologies Building dated March 30, 1998 (Exhibit 10.10(a) to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(bb)	Amended and Restated Joint Venture Agreement of The Fund IX, Fund X, Fund XI and REIT Joint Venture dated July 11, 1998 (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(cc)	Agreement for the Purchase and Sale of Real Property relating to the Ohmeda Building dated November 14, 1997 between Lincor Centennial, Ltd. and Wells Real Estate Fund X, L.P. (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(dd)	Agreement for the Purchase and Sale of Property relating to the 360 Interlocken Building dated February 11, 1998 between Orix Prime West Broomfield Venture and Wells Development Corporation (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(ee)	Purchase and Sale Agreement relating to the Iomega Building dated February 4, 1998 with SCI Development Services Incorporated (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(ff)	Lease Agreement for the Iomega Building dated April 9, 1996 (Exhibit 10.12 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(gg)	Temporary Lease Agreement for remainder of the ABB Building dated September 10, 1998 between the IX-X-XI-REIT Joint Venture and Associates Housing Finance, LLC (Exhibit 10.35 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(hh)	Rental Income Guaranty Agreement relating to the Bake Parkway Building dated February 18, 1999, between Wells Operating Partnership, L.P. and Fund VIII and Fund IX Associates (Exhibit 10.53 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(ii)	Joint Venture Partnership Agreement of Fund VIII-IX-REIT Joint Venture (Exhibit 10.47 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

Exhibit Number		Description of Document

*10	(jj)	Lease Agreement for the Quest Building (formerly the Bake Parkway Building) (Exhibit 10.51 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10	(kk)	First Amendment to Lease Agreement with United States Cellular Operating Company, d/b/a Cellular One, dated October 31, 2001 (Exhibit 10(rr) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2001, Commission File No. 0-27888)

*10	(ll)	Amendment to and Clarification of Joint Venture Partnership Agreement of Fund VIII-IX-REIT Joint Venture and Agency Agreement (Exhibit 10.124 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-85848)

*10	(mm)	Lease Agreement with Gambro Healthcare, Inc. for the 15253 Bake Parkway Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund VIII, L.P. for the quarter ended September 30, 2004, Commission File No. 0-27888)

*10	(nn)	Fourth Amendment to Lease Agreement with Alstom Power, Inc. for the Alstom Power – Knoxville Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2004, Commission File No. 0-22039)

*10	(oo)	Lease Termination Agreement with Cirrus Logic, Inc. for the 305 Interlocken Parkway Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund VIII, L.P. for the quarter ended September 30, 2004, Commission File No. 0-27888)

*10	(pp)	Purchase and Sale Agreement for the sale of the 15253 Bake Parkway Building (Exhibit 10(xx) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2004, Commission File No. 0-27888)

*10	(qq)	Lease Agreement for the 360 Interlocken Building with GAIAM, Inc. (Exhibit 10(qq) to Form 10-K of Wells Real Estate Fund IX, L.P. for the fiscal year ended December 31, 2005, Commission File No. 0-22039)

*10	(rr)	Purchase and Sale Agreement for the Alstom Power – Knoxville Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended March 31, 2005, Commission File No. 0-22039)

*10	(ss)	Lease Agreement with Flextronics International USA, Inc. for the 305 Interlocken Parkway Building (Exhibit 10(ddd) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2005, Commission File No. 0-27888)

*10	(tt)	Second Amendment to Lease Agreement with United State Cellular Operating Company for the US Cellular Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund VIII, L.P. for quarter ended September 30, 2006, Commission File No. 0-27888)

*10	(uu)	Purchase and Sale Agreement for the sale of the 1315 West Century Drive Building (Exhibit to Form 10-K of Wells Real Estate Fund IX, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-22039)

*10	(vv)	Purchase and Sale Agreement for the sale of the Iomega Building (Exhibit to Form 10-K of Wells Real Estate Fund IX, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-22039)

*10	(ww)	Purchase and Sale Agreement for the sale of 14079 Senlac Drive (Exhibit 10(jjj) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2007, Commission File No. 0-27888)

*10	(xx)	Second Amendment to Net Lease Agreement with Avaya, Inc. for the Avaya Building (Exhibit to Form 10-K of Wells Real Estate Funds IX, L.P. for the fiscal year ended December 31, 2007, Commission File No. 0-22039)

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002