Form 10-Q
period 2009-06-30
WELLS REAL ESTATE FUND IX LP
filed 2009-08-12
CIK 929921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. The Partnership’s results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND IX, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) June 30, 2009	December 31, 2008
Investment in joint ventures	$9,318,525	$9,555,524
Cash and cash equivalents	1,288,008	1,098,115
Due from joint ventures	180,087	168,103
Other assets	195	1,605

Total assets	$10,786,815	$10,823,347

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable and accrued expenses	$10,662	$36,073
Due to affiliates	10,845	9,317

Total liabilities	21,507	45,390

PARTNERS’ CAPITAL:
Limited partners:
Class A – 3,263,890 units issued and outstanding	10,765,031	10,777,554
Class B – 236,110 units issued and outstanding	0	0
General partners	277	403

Total partners’ capital	10,765,308	10,777,957

Total liabilities and partners’ capital	$10,786,815	$10,823,347

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2009	2008	2009	2008

EQUITY IN INCOME OF JOINT VENTURES	$53,422	$80,601	$91,160	$176,763

INTEREST AND OTHER INCOME	651	9,320	2,112	40,391

GENERAL AND ADMINISTRATIVE EXPENSES	45,095	50,581	105,921	120,574

NET INCOME (LOSS)	$8,978	$39,340	$(12,649)	$96,580

NET INCOME (LOSS) ALLOCATED TO:
CLASS A LIMITED PARTNERS	$8,888	$149,188	$(12,523)	$318,766

CLASS B LIMITED PARTNERS	$0	$(109,848)	$0	$(222,186)

GENERAL PARTNERS	$90	$0	$(126)	$0

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$0.00	$ 0.05	$0.00	$ 0.10

CLASS B	$0.00	$(0.47)	$0.00	$(0.94)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	3,263,890	3,263,890	3,263,890	3,263,890

CLASS B	236,110	236,110	236,110	236,110

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2007	3,263,890	$13,092,430	236,110	$436,101	$0	$13,528,531

Net income (loss)	0	423,474	0	(222,186)	403	201,691
Distributions of operating cash flow ($0.14 per weighted-average Class A Unit)	0	(452,263)	0	0	0	(452,263)
Distributions of net sale proceeds ($0.70 and $0.91 per weighted-average Class A Unit and Class B Unit, respectively)	0	(2,286,087)	0	(213,915)	0	(2,500,002)

BALANCE, December 31, 2008	3,263,890	10,777,554	236,110	0	403	10,777,957

Net loss	0	(12,523)	0	0	(126)	(12,649)

BALANCE, June 30, 2009	3,263,890	$10,765,031	236,110	$0	$277	$10,765,308

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,649)	$96,580
Operating distributions received from joint ventures	316,175	425,567
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Equity in income of joint ventures	(91,160)	(176,763)
Changes in assets and liabilities:
Decrease in other assets	1,410	11,493
(Decrease) increase in accounts payable and accrued expenses	(25,411)	2,321
Increase in due to affiliates	1,528	2,496

Net cash provided by operating activities	189,893	361,694

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	0	(408,110)
Net sale proceeds distributions paid to limited partners	0	(2,500,002)

Net cash used in financing activities	0	(2,908,112)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	189,893	(2,546,418)

CASH AND CASH EQUIVALENTS, beginning of period	1,098,115	3,542,661

CASH AND CASH EQUIVALENTS, end of period	$1,288,008	$996,243

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$126,459

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 (unaudited)

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

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. The Partnership has evaluated subsequent events occurring during the period from July 1, 2009 through August 12, 2009, the date of filing with the SEC.

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

Allocations of Net Income, Net Loss, and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, cost recovery, and the gain on the sale of asset. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners holding Class A Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, such excess net income will be allocated 99% to the limited partners holding Class A Units and 1% to the General Partners.

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

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 provides guidance on management’s assessment of subsequent events. SFAS 165 clarifies U.S. auditing literature and states that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” SFAS 165 allows the assessment of subsequent events to occur through the date on which the financial statements are “available to be issued” or the date they are issued; however, management must also disclose the date through which events or transactions have been evaluated. Management must perform its assessment for both interim and annual financial reporting periods. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Partnership’s financial statements or disclosures.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 requires that the FASB Accounting Standards Codification (the “Codification”) become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Partnership expects that the adoption of SFAS 168 will not have a significant impact on its financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES

Summary of Financial Information

Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and six months ended June 30, 2009 and 2008, respectively, is presented below:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Fund VIII-IX Associates	$494,649	$469,943	$ 92,021	$ 67,586	$0	$434	$92,021	$68,020
Fund IX-X-XI-REIT Associates	272,256	403,263	30,298	127,729	0	0	30,298	127,729

	$766,905	$873,206	$122,319	$195,315	$0	$434	$122,319	$195,749

	Total Revenues		Income From Continuing Operations		Loss From Discontinued Operations		Net Income
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Fund VIII-IX Associates	$1,025,475	$1,083,174	$172,296	$166,658	$0	$(239)	$172,296	$166,419
Fund IX-X-XI-REIT Associates	545,607	825,771	34,017	260,145	0	0	34,017	260,145

	$1,571,082	$1,908,945	$206,313	$426,803	$0	$(239)	$206,313	$426,564

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Operating Income	Gain on Sale	Total	Operating Loss	Gain on Sale	Total
Fund VIII-IX Associates	$0	$0	$0	$(239)	$0	$(239)
Fund IX-X-XI-REIT Associates	0	0	0	0	0	0

	$0	$0	$0	$(239)	$0	$(239)

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2009 and December 31, 2008 represents operating cash flow generated by the Joint Ventures for the three months ended June 30, 2009 and December 31, 2008, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $21,089 and $24,056 for the three months ended June 30, 2009 and 2008, respectively, and $39,981 and $45,681 for the six months ended June 30, 2009 and 2008, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $25,558 and $27,232 payable to Wells Capital and Wells Management for the three months ended June 30, 2009 and 2008, respectively, and $55,849 and $53,732 for the six months ended June 30, 2009 and 2008, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of June 30, 2009 and December 31, 2008 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see Assertion of Legal Action Against Related-Parties below). In addition, WREF guarantees unsecured debt of another WREF-sponsored product which was in the amount of approximately $34.7 million as of July 31, 2009. The General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments necessary to meet its current and future obligations as they become due.

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

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, one of the Partnership’s General Partners; Wells Capital, the corporate general partner of Wells Partners, the Partnership’s other General Partner; Wells Management, the Partnership’s property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. The defendants responded to the plaintiff’s motion for class certification on January 16, 2009. The plaintiff filed its reply in support of its motions for class certification on February 19, 2009. The motion for class certification is currently pending before the Court. The parties are presently engaged in discovery. On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The defendants responded to the plaintiff’s motion for leave to amend on April 30, 2009. The plaintiff filed its reply in support of its motion for leave to amend on May 18, 2009. The Court denied the plaintiff’s motion for leave to amend on June 23, 2009. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

The second quarter 2009 operating distributions to limited partners were reserved. We anticipate that operating distributions will be reserved in the near term as a result of our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements at the US Cellular Building, the 360 Interlocken Building and the Avaya Building.

Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners, and minimize contingencies and our post-closing involvement with buyers. As of July 31, 2009, the Partnership owned interests in four properties.

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

•	The 305 Interlocken Parkway property, located in the Broomfield submarket of Denver, Colorado, is 100% leased through August 2011.

•	The 360 Interlocken Building, located in the Broomfield submarket of Denver, Colorado, is currently approximately 28% leased to multiple tenants. We are actively marketing the vacant space for lease.

•	The Avaya Building, located in Oklahoma City, Oklahoma, is 100% leased through January 2010.

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

Short-Term Liquidity

During the six months ended June 30, 2009, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $190,000. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. During 2009, we withheld such net operating cash flows primarily to fund our pro rata share of anticipated re-leasing costs and capital improvements at the US Cellular Building, the 360 Interlocken Building and the Avaya Building. The extent of any future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that future operating distributions from the Joint Ventures may decline in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements at the US Cellular Building, the 360 Interlocken Building and the Avaya Building.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $22,000, as of June 30, 2009. During the remainder of 2009, we anticipate that we will be able to fund our proportionate share of capital expenditures noted above out of operating cash flows and net sale proceeds.

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

As of June 30, 2009, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds		Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2009	Undistributed Net Sale Proceeds as of June 30, 2009
					Amount	Purpose

305 Interlocken Parkway (early termination in 2004)	$800,000	(1)	45.2%	$361,626	$0	—	$361,626	$0

15253 Bake Parkway (sold in 2004)	$11,892,035		38.1%	4,526,770	237,910	Re-leasing 15253 Bake Parkway (2004)	4,288,860	0

Alstom Power – Knoxville Building (sold in 2005)	$11,646,089		39.0%	4,545,538	0	—	4,545,538	0

1315 West Century Drive (sold in 2006)	$8,059,625		39.0%	3,145,720	0	—	3,145,720	0

Iomega Building (sold in 2007)	$4,685,151		39.0%	1,828,642	0	—	1,828,642	0

14079 Senlac Drive (sold in 2007)	$5,107,237		45.2%	2,308,640	0	—	1,529,615	779,025

Total				$16,716,936	$237,910		$15,700,001	$779,025

(1)	Represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve net sale proceeds of approximately $0.8 million to fund our pro rata share of anticipated capital improvements and re-leasing costs at the US Cellular Building, the 360 Interlocken Building and the Avaya Building.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $53,422 and $80,601 for the three months ended June 30, 2009 and 2008, respectively, and $91,160 and $176,763 for the six months ended June 30, 2009 and 2008, respectively. The decreases are primarily attributable to the expiration of the lease with the majority tenant at the 360 Interlocken Building, GAIAM, Inc., in May 2008 and a decline in rental income at the US Cellular Building related to the 2008 occupancy of a month to month tenant.

Absent future leasing activities at the US Cellular Building or the 360 Interlocken Building, we expect equity in income of Joint Ventures to remain at similar levels in the near term; however, if the sole tenant of the Avaya Building does not extend its current lease (which is currently scheduled to expire in January 2010) and we are unable to secure a replacement tenant in a timely manner, equity in income of Joint Ventures would decline in the future.

Interest and Other Income

Interest and other income was $651 and $9,320 for the three months ended June 30, 2009 and 2008, respectively, and $2,112 and $40,391 for the six months ended June 30, 2009 and 2008, respectively. The decreases are primarily a result of a decrease in the average amount of net sale proceeds held during the respective periods as a result of the distribution of net sale proceeds to the limited partners in May 2008 and a decrease in the average daily yield.

Future levels of interest income will be largely dependent upon the level of net sale proceeds held based on the timing of future dispositions and net sale proceeds distributions to the limited partners.

General and Administrative Expenses

General and administrative expenses were $45,095 and $50,581 for the three months ended June 30, 2009 and 2008, respectively. This decrease represents a temporary variance that corresponds with the timing of work performed by our external accountants in the current year.

General and administrative expenses were $105,921 and $120,574 for the six months ended June 30, 2009 and 2008, respectively. This decrease is attributable to (i) a temporary variance that corresponds with the timing of work performed by our external accountants in the current year and (ii) a decline in legal services in 2009.

Absent temporary fluctuations throughout the course of the year, we anticipate that changes in the future levels of our general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.

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

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets to the respective estimated fair values, pursuant to the provisions of SFAS No. 144, and recognize an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of our real estate assets held as of June 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2009, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2009.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2009.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2009.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2009, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IX, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

August 12, 2009	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 12, 2009	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND IX, L.P.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002