Form 10-K
period 2009-12-31
WELLS REAL ESTATE FUND IX LP
filed 2010-03-18
CIK 929921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [Not yet applicable to registrant.]    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

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

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate and administrative services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2009, 2008, and 2007.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action

Against Related- Parties” below). The General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments necessary to meet its current and future obligations as they become due.

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

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, one of the Partnership’s General Partners; Wells Capital, the corporate general partner of Wells Partners, the Partnership’s other General Partner; Wells Management, the Partnership’s property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleged, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint sought, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempted to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. On September 16, 2009, the Court granted the plaintiff’s motion for class certification. On September 20, 2009, the defendants filed a petition for permission to appeal immediately the Court’s order granting the motion for class certification with the Eleventh Circuit Court of Appeals. The petition for permission to appeal was denied on October 30, 2009. On

April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The Court denied the plaintiff’s motion for leave to amend on June 23, 2009. On December 4, 2009, the parties filed motions for summary judgment. The parties filed their responses to the motions for summary judgment on January 29, 2010. The parties’ respective replies to the motions for summary judgment were filed on February 19, 2010. The motions for summary judgment are currently pending before the court. Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

Current economic conditions, the availability and cost of credit, the mortgage market, and declining real estate markets have contributed to increased volatility, lower real estate values, and diminished expectations for real estate markets and the economy as a whole. As a result, current economic conditions and the credit crisis have caused commercial real estate values and market rental rates to decline significantly and will likely continue to put downward pressure on these values and market rental rates. Our estimated unit valuations as of December 31, 2009 have declined from their prior year levels and are expected to continue to decline in the upcoming year. Deteriorating economic conditions could adversely impact the ability of one or more of our tenants to honor their lease payments and our ability to re-lease space on favorable terms as leases expire or as space otherwise becomes vacant at our properties. While we do not anticipate the need to access the credit markets, the impact of the current crisis in the credit markets may adversely affect the ability of potential purchasers of our properties to obtain financing. Therefore, this may affect our timing and/or ability to sell our properties at commercially reasonable terms. The current economic conditions and the difficulties currently being experienced in the mortgage and real estate markets have adversely affected our business model, financial condition, results of operations, and the valuation of our units. We do not expect that the difficult conditions in the mortgage and real estate markets are likely to improve in the near future. A worsening of these conditions would exacerbate the adverse effects that the current market environment has had on us and on commercial real estate in general.

Real Estate Risks

Changes in general economic conditions and regulatory matters germane to the real estate industry may cause our operating results to suffer and the value of our real estate properties to decline.

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

We anticipate that we will be required to expend in the future, substantial funds for tenant improvements and other costs necessary to re-lease previously vacant space at the US Cellular Building and the 360 Interlocken Building, which are currently 73% leased and 28% leased, respectively. If these properties remain partially vacant for a prolonged period of time, property earnings would suffer and we would be required to reserve cash otherwise available for operating distributions to limited partners. In addition, the residual values of these properties would be negatively impacted by vacancy because the market values are largely dependent upon the value of the leases in place at such properties.

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

The ability of our tenants to generate revenues is substantially dependent upon their financial condition and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which may have a substantial adverse effect on our financial performance.

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

Limited partners may approve any of the above actions by majority vote of the outstanding units. Therefore, you are bound by such majority vote even if you do not vote with the majority on any of these actions.

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

Concentration of Credit Risk

The Partnership maintains bank accounts with high-credit, quality financial institutions. At times, our cash balances may exceed the federally insured limits.

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

The estimated unit valuations contained in this Annual Report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our properties in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific limited partnership units. Further, these estimated valuations are applicable only to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units. It also should be noted that, as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline.

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

Leo F. Wells, III has a primary role in determining what is in the best interest of the Partnership and its limited partners.

Leo F. Wells, III is one of our General Partners and is the president, treasurer, and sole director of Wells Capital, the general partner of our corporate general partner. Therefore, one person has a primary role in determining what is in the best interest of the Partnership and its limited partners. Although Mr. Wells relies on the input of the officers and other employees of Wells Capital, he ultimately has the authority to make decisions affecting our Partnership operations. Therefore, Mr. Wells alone will determine the propriety of his own actions, which could result in a conflict of interest when he is faced with any significant decision relating to our Partnership affairs.

Our loss of, or inability to obtain, key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions.

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Wells, Williams, or Fretz, and we cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital’s key personnel were to cease their affiliation with the Partnership, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not maintain key-person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial and operational personnel. If we lose, or are unable to obtain, the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

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

Our General Partners have a limited net worth consisting of illiquid assets, which may affect their ability to fulfill their financial obligations to the Partnership.

The net worth of our General Partners consists primarily of interests in real estate, retirement plans, partnerships, and closely held businesses and, in the case of Wells Capital, receivables from affiliated corporations and partnerships. Accordingly, the net worth of our General Partners is illiquid and not readily marketable. This illiquidity may be relevant to you in evaluating the ability of our General Partners to fulfill their financial obligations to the Partnership. In addition, our General Partners have significant commitments to the other Wells-sponsored programs.

Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment, could limit our ability to make distributions.

As we evolve through our Partnership life cycle and sell various properties in our portfolio, our general and administrative operating expenses become a larger percentage in relationship to our operating cash flow and the value of our properties. Further, we bear all expenses incurred in connection with our operations, which are deducted from cash funds generated by operations prior to computing the amount of net cash from operations to be distributed to our limited partners. Therefore, as a result of the increased general and administrative operating expenses and increased percentage of such expenses, we cannot assure you that sufficient cash will be available to make future distributions to you from either net cash from our operations or proceeds from the sale of our properties.

Conflicts of Interest Risks

Our General Partners will face conflicts of interest relating to time management, which could result in lower returns on our investments.

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

Investments in joint ventures with affiliates and Piedmont Operating Partnership, LP will result in additional risks involving our relationship with the co-venturer.

We have entered into joint ventures with affiliates and Piedmont Operating Partnership, LP. Such investments may involve risks not otherwise present with an investment in real estate, including, for example:

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

Since our General Partners and their affiliates control both the Partnership and other affiliates, transactions between the parties with respect to joint ventures between such parties do not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture arrangements, neither co-venturer has the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, which might have a negative influence on the joint venture and decrease potential returns to you. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such a buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in property. In addition, to the extent that our co-venturer, partner, or co-tenant is an affiliate of our General Partners, certain conflicts of interest will exist.

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

If you hold units in an IRA or you intend to acquire units in a secondary market through your IRA, or if you are a custodian of an IRA or a trustee or other fiduciary of a retirement plan which is holding units or is considering an acquisition of units through a secondary market, you must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our properties have not yet been sold at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units, and taxes attributable thereto must be paid without any corresponding cash distributions from us with which to pay such income tax liability.

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

Our General Partners have represented that they will not cause the Partnership to incur indebtedness unless they obtain an opinion from legal counsel or an opinion from our tax accountants that the proposed indebtedness more than likely will not cause the income allocable to tax-exempt investors to be characterized as UBTI. Any such opinion will have no binding effect on the IRS or any court, however, and some risk remains that we may generate UBTI for our tax-exempt investors in the event that it becomes necessary for us to borrow funds.

Further, in the event we were deemed to be a “dealer” in real property, defined as one who holds real estate primarily for sale to customers in the ordinary course of business, the gain realized on the sale of our properties which is allocable to tax-exempt investors would be characterized as UBTI.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

There were no unresolved SEC staff comments as of December 31, 2009.

ITEM 2.	PROPERTIES.

Overview

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners and Piedmont Operating Partnership, LP (“Piedmont OP”), formerly known as Wells Operating Partnership, L.P. Piedmont OP is a Delaware limited partnership with Piedmont REIT serving as its general partner. Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

				Leased % as of December 31,
Joint Venture	Joint Venture Partners	Ownership %	Properties	2009	2008	2007	2006	2005
Fund VIII and Fund IX Associates (“Fund VIII-IX Associates”)	•Wells Real Estate Fund VIII, L.P. •Wells Real Estate Fund IX, L.P.	54.8% 45.2%	1. US Cellular Building A four-story office building located in Madison, Wisconsin	76%	73%	73%	74%	100%
			2. 14079 Senlac Drive(1) A one-story office building located in Farmers Branch, Texas	—	—	—	100%	100%
			3. 305 Interlocken Parkway A two-story office building located in Broomfield, Colorado	100%	100%	100%	100%	100%

Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)(2)	•Fund VIII – Fund IX Associates •Piedmont Operating Partnership, LP	84.2% 15.8%	No properties owned during the periods presented.	—	—	—	—	—

				Leased % as of December 31,
Joint Venture	Joint Venture Partners	Ownership %	Properties	2009	2008	2007	2006	2005
The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	•Wells Real Estate Fund IX, L.P. •Wells Real Estate Fund X, L.P. •Wells Real Estate Fund XI, L.P. •Piedmont Operating Partnership, LP	39.0% 48.5% 8.8% 3.7%	4. Alstom Power – Knoxville Building(3) A three-story office building located in Knoxville, Tennessee	—	—	—	—	—
			5. 1315 West Century Drive(4) A two-story office building located in Louisville, Colorado	—	—	—	—	0%
			6. 360 Interlocken Building A three-story office building located in Broomfield, Colorado	28%	30%	100%	100%	97%
			7. Avaya Building A one-story office building located in Oklahoma City, Oklahoma	100%	100%	100%	100%	100%
			8. Iomega Building(5) A single-story warehouse and office building located in Ogden, Utah	—	—	—	100%	100%

(1)	This property was sold in November 2007.

(2)	This joint venture was liquidated and dissolved in 2007.

(3)	This property was sold in March 2005.

(4)	This property was sold in December 2006.

(5)	This property was sold in January 2007.

Wells Real Estate Fund VIII, L.P., Wells Real Estate Fund X, L.P., and Wells Real Estate Fund XI, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations

As of December 31, 2009, the lease expirations scheduled during the following 10 years for all properties in which the Partnership held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2010(2)	3	8,211	$173,976	$71,975	4.1%	6.6%
2011(3)	2	53,459	548,810	241,503	27.0	20.7
2012(4)	1	4,364	96,008	37,472	2.2	3.6
2013(5)	2	74,717	1,054,415	476,448	37.8	39.9
2015(6)	1	57,186	772,011	301,316	28.9	29.2

	9	197,937	$2,645,220	$1,128,714	100.0%	100.0%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the joint venture that owns the leased property.

(2)

Expiration of Globe University, Inc. lease at the US Cellular Building (approximately 3,000 square feet), Casey Family Programs lease at the 360 Interlocken Building (approximately 2,900 square feet), and Ayres Associates, Inc. lease at the 360 Interlocken Building (approximately 2,300 square feet).

(3)

Expiration of Flextronics International USA, Inc. lease at 305 Interlocken Parkway (approximately 48,600 square feet) and Culver Financial lease at the 360 Interlocken Building (approximately 4,800 square feet).

(4)	Expiration of Lighthouse Financial, LLC lease at the 360 Interlocken Building (approximately 4,400 square feet).

(5)	Expiration of TCG Colorado antenna lease at the 360 Interlocken Building and United States Cellular Operating Company lease at the US Cellular Building (approximately 74,700 square feet).

(6)	Expiration of Avaya, Inc. lease at the 360 Interlocken Building (approximately 57,200 square feet).

Property Descriptions

The properties in which the Partnership owned an interest through the Joint Ventures during the periods presented are further described below:

US Cellular Building

The US Cellular Building is a four-story office building containing approximately 102,000 rentable square feet located in Madison, Wisconsin. United States Cellular Operating Company (“US Cellular”), a business unit of Telephone and Data Systems, occupied 100% of the building until 2006. In September 2006, Fund VIII-IX Associates completed a lease amendment with US Cellular that (i) extended the termination date of the lease from May 31, 2007 to January 31, 2013, (ii) reduced the square footage leased from approximately 102,000 square feet to approximately 75,000 square feet commencing January 1, 2007, (iii) allowed for a seven-month rental abatement period commencing July 1, 2006 through January 31, 2007, and (iv) reduced the contract rental rate following the rental abatement period. In June 2007, Fund VIII-IX Associates completed an additional lease amendment with US Cellular that extended the termination date of the lease to April 9, 2013 and allowed them to apply the remaining landlord-funded tenant allowance of approximately $171,000 as rental abatement. As of December 31, 2009, the annualized base rent payable for the US Cellular lease was approximately $972,000. The base rent increases by approximately 2% each January until 2013, when the annualized base rent payable will be approximately $1,052,000.

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

305 Interlocken Parkway

The 305 Interlocken Parkway property is a two-story office building containing approximately 49,000 rentable square feet located in Broomfield, Colorado. In November 2005, Fund VIII-IX Associates and Flextronics International USA, Inc. (“Flextronics”) entered into a 67-month lease for the entire property that commenced in January 2006 and will expire in August 2011. The lease allowed for rental abatements during the first seven months of the lease term. As of December 31, 2009, the annualized base rent payable was approximately $418,000 and increases by approximately $24,000 each September through the life of the lease. The annualized base rent payable in 2011 will be approximately $443,000.

Alstom Power – Knoxville Building

The Alstom Power – Knoxville Building is a three-story office building containing approximately 84,000 rentable square feet located on a 5.62-acre tract of real property in Knoxville, Tennessee. On March 15, 2005, Fund IX-X-XI-REIT Associates sold the Alstom Power – Knoxville Building to an unrelated third party for a gross sale price of $12,000,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4,546,000 and was allocated a gain of approximately $1,964,000.

1315 West Century Drive

The 1315 West Century Drive property is a two-story office building containing 107,000 rentable square feet located on a 15-acre tract of land located in Louisville, Colorado. On December 22, 2006, Fund IX-X-XI-REIT Associates sold 1315 West Century Drive to an unrelated third party for a gross sale price of $8,325,000. As a result of the sale, Fund IX-X-XI-REIT Associates received net sale proceeds of approximately $8,060,000, of which approximately $3,146,000 was distributed to the Partnership. In the third quarter of 2006, Fund IX-X-XI-REIT Associates recognized an impairment loss of approximately $354,000 to reduce the carrying value of 1315 West Century Drive to its estimated fair value, less costs to sell, and recognized an additional loss on sale of approximately $148,000. Approximately $138,000 and $58,000 of the impairment loss and loss on sale were allocated to the Partnership, respectively.

360 Interlocken Building

The 360 Interlocken Building is a three-story, multi-tenant office building containing approximately 52,000 rentable square feet located on a 5.1-acre tract of land in Broomfield, Colorado. Approximately 36,200 square feet (or approximately 70% of the building) was under a lease with GAIAM, Inc. (“GAIAM”) through May 31, 2008. After fulfilling the terms of the lease, GAIAM vacated the space in May 2008, and it currently remains unoccupied. The remainder of the building is leased to four tenants: Culver Financial (approximately 4,800 square feet, expiring February 2011); Lighthouse Financial, LLC (approximately 4,400 square feet, expiring July 2012); Casey Family Programs (approximately 2,900 square feet, expiring May 2010); and Ayres Associates, Inc. (approximately 2,300 square feet, expiring August 2010). All tenants in the 360 Interlocken Building are responsible for paying a pro rata share of the increases in taxes, utilities, insurance, and other operating costs over a base year as defined in their respective leases.

Avaya Building

The Avaya Building is a one-story office building containing approximately 57,000 net rentable square feet on 5.3 acres of land in Oklahoma City, Oklahoma. Avaya, Inc. (“Avaya”) occupies the entire Avaya Building under the initial lease term of 10 years, which commenced January 5, 1998 and was set to expire on January 31, 2008. On December 17, 2007, Avaya signed a two-year lease extension through January 31, 2010. On August 26, 2009, Avaya signed a five-year lease extension through January 31, 2015, subject to certain lease termination rights held by the tenant. In addition to base rent, Avaya is required to reimburse the landlord for certain insurance expenses. As of December 31, 2009, the annualized base rent payable was approximately $772,000 and decreases to approximately $758,000 on February 1, 2010. The annualized base rent payable increases in February 2013 to approximately $772,000 through the remainder of the lease term.

Iomega Building

The Iomega Building is a single-story warehouse and office building containing approximately 108,000 rentable square feet located in Ogden, Utah. On January 31, 2007, Fund IX-X-XI-REIT Associates sold the Iomega Building to an unrelated third party for a gross sale price of $4,867,000. As a result of the sale, the Partnership received net sale proceeds of approximately $1,829,000 and was allocated a gain of approximately $69,000.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we are party to legal proceedings which arise in the ordinary course of our business. We are not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against us. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Item 1. of this report.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 28, 2010, 3,263,890 Class A Units and 236,110 Class B Units held by a total of 1,867 and 148 limited partners, respectively, were outstanding. Original capital contributions were equal to $10.00 per each limited partnership unit; to date, the Partnership has returned capital in the form of distributions of net sale proceeds to its limited partners equal to, on average, $3.70 per Class A Unit and $10.74 per Class B Unit, as further described below. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.

Unit Valuation

Because fiduciaries of retirement plans subject to ERISA and the IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in the Partnership’s Annual Report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without any reduction for selling expenses) plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units.

The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2009. Utilizing the foregoing methodology, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of property values as of December 31, 2009, to be approximately $3.97 per Class A Unit and $3.76 per Class B Unit, based upon market conditions existing in early December 2009. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, how much limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense that would be involved in obtaining appraisals for all of the Partnership’s properties.

The valuations performed by the General Partners are estimates only and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific limited partnership units. For example, as a result of the availability of conversion elections under the partnership agreement and the resulting complexities involved relating to the distribution methodology under the partnership agreement, each limited partnership unit of the Partnership potentially has its own unique characteristics as to distributions and value. These estimated valuations are applicable only to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units. Further, as set forth above, no third-party appraisals have or will be obtained. For these reasons, the estimated unit valuations set forth above should not be used by or relied upon by investors, other than fiduciaries of retirement plans and IRA custodians for limited ERISA and IRA reporting purposes, as any indication of the fair market value of their units. In addition, it should be noted that ERISA plan fiduciaries and IRA custodians may use estimated unit valuations obtained from other sources, such as prices paid for the Partnership’s units in secondary market trades, and that such estimated unit valuations may well be lower than those estimated by the General Partners using the methodology required by the partnership agreement.

It should also be noted that as the Partnership’s properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that the Partnership has previously distributed net sale proceeds in the amount of $3.70 per Class A Unit and $10.74 per Class B Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received a different level of per-unit distribution.

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

Operating cash distributions made to limited partners holding Class A Units during 2008 and 2009 are summarized below:

	Per Class A Unit
Operating Distributions For Quarter Ended	Total Operating Cash Distributed	Investment Income	Return of Capital
March 31, 2008	$204,055	$0.00	$0.06
June 30, 2008	$126,459	$0.00	$0.04
September 30, 2008	$121,749	$0.00	$0.04
December 31, 2008	$0	$0.00	$0.00
March 31, 2009	$0	$0.00	$0.00
June 30, 2009	$0	$0.00	$0.00
September 30, 2009	$0	$0.00	$0.00
December 31, 2009	$0	$0.00	$0.00

Operating distributions to limited partners are accrued for accounting purposes in the quarter earned and paid to Class A limited partners in the following quarter. No operating cash distributions were paid to holders of Class B Units or the General Partners during the years ended December 31, 2008 or 2009.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the fiscal years ended December 31, 2009, 2008, 2007, 2006, and 2005 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2009	2008	2007	2006	2005
Total assets	$10,760,018	$10,823,347	$13,764,750	$18,154,520	$18,570,448
Equity in income of Joint Ventures	$146,803	$354,096	$1,405,997	$886,244	$3,042,842
Net income (loss)	$(38,198)	$201,691	$1,437,261	$778,873	$2,906,928
Net income (loss) allocated to:
Class A Limited Partners	$(37,795)	$423,474	$597,971	$778,160	$1,247,584
Class B Limited Partners	$0	$(222,186)	$840,003	$0	$1,659,344
General Partners	$(403)	$403	$(713)	$713	$0
Net income (loss) per weighted-average Limited Partner Unit:
Class A	$(0.01)	$ 0.13	$0.18	$0.24	$0.38
Class B	$ 0.00	$(0.94)	$3.53	$0.00	$6.83
Operating cash distributions per weighted-average Class A Limited Partner Unit:
Investment income	$ 0.00	$ 0.00	$0.00	$0.00	$0.00
Return of capital	$ 0.00	$ 0.14	$0.28	$0.27	$0.31
Operating cash distributions per weighted-average Class B Limited Partner Unit:
Investment income	$ 0.00	$ 0.00	$0.00	$0.00	$0.00
Return of capital	$ 0.00	$ 0.00	$0.00	$0.00	$0.00
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Class A	$ 0.00	$ 0.70	$1.44	$0.00	$1.88
Class B	$ 0.00	$ 0.91	$1.70	$0.00	$8.07

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” in Item 1A. of this report.

Overview

Portfolio Overview

We are currently in the positioning-for-sale phase of our life cycle. We have sold five of the nine properties in which we have held interests. On August 26, 2009, Fund IX-X-XI-REIT Associates completed a lease amendment with Avaya, the sole tenant of the Avaya Building, which extended the termination date of the lease from January 31, 2010 to January 31, 2015. Our focus at this time involves leasing and marketing efforts that we believe will ultimately result in the best disposition pricing of our assets for our limited partners.

The fourth quarter 2009 operating distributions to limited partners were reserved. We anticipate that operating distributions will be reserved in the near-term as a result of (i) funding our pro rata share of re-leasing costs for the Avaya Building, in connection with the recent lease extension and (ii) our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements for the US Cellular Building and the 360 Interlocken Building.

Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners, and minimize contingencies and our post-closing involvement with buyers. As of February 28, 2010, the Partnership owned interests in four properties.

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

•

The US Cellular Building, located in Madison, Wisconsin, is currently approximately 73% leased to US Cellular until April 2013. We are actively working on re-leasing the remaining vacant space in this building.

•	The 305 Interlocken Parkway property, located in the Broomfield submarket of Denver, Colorado, is 100% leased through August 2011.

•

The 360 Interlocken Building, located in the Broomfield submarket of Denver, Colorado, is currently approximately 28% leased to multiple tenants. We are actively marketing the vacant space for lease in this building.

•	The Avaya Building, located in Oklahoma City, Oklahoma, is 100% leased through January 2015.

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

As measured by the U.S. gross domestic product (“GDP”), the U.S. economy’s growth increased at an annual rate of 5.9% in the fourth quarter of 2009, according to preliminary estimates. For the full year of 2009, real GDP decreased 2.4% compared with a growth rate of 0.4% in 2008. The decrease in real GDP in 2009 reflected negative contributions from nonresidential fixed investment, private inventory investment, residential fixed investment, and personal consumption expenditures.

Real estate market fundamentals underlying the U.S. office markets continued to deteriorate in 2009, as evidenced by a vacancy rate of 17.0% for the fourth quarter compared to 14.5% vacancy this same time a year ago. There was negative net absorption of 81 million square feet in 2009 in addition to the 42 million square feet of negative absorption in 2008. Average rents also have declined from their peak of $29.37 in third quarter 2008, to current rates of $27.80, a decline of 5.3%.

Office fundamentals deteriorated as expected in 2009 with rising vacancies, lower rental rates, and negative absorption. Though the recession may have technically ended, the labor markets have yet to stabilize. Until labor markets stabilize and businesses start hiring again, thereby requiring more space, office market fundamentals will remain weak.

Transaction volume was significantly lower in 2009 compared with earlier years. The volume of office properties selling for more than $5 million decreased to $15.5 billion in 2009, a 71% decrease from 2008 numbers and a 93% decrease from the $211 billion recorded in 2007. However, the second half of 2009 was more active than the first half, implying that the investment markets could be improving. The anticipation of distressed sales of over-leveraged properties in 2009 never fully materialized, as lenders have generally opted to extend or restructure loans to avoid foreclosures.

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

Less diversified real estate funds that own fewer properties, such as the Partnership, and those with current vacancies or near-term tenant rollover, such as the Partnership, may face an increasingly challenging leasing environment. The properties within these funds may be required to offer lower rental rates and higher concession packages to potential tenants, the degree to which will depend heavily on the specific property and market.

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

Short-Term Liquidity

During the year ended December 31, 2009, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $415,000. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. During 2009, we withheld such net operating cash flows to fund our pro rata share of anticipated re-leasing costs and capital improvements for the Avaya Building, the US Cellular Building, and the 360 Interlocken Building. The extent of any future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that future operating distributions from the Joint Ventures will decrease in the near-term as a result of (i) funding our pro rata share of re-leasing costs for the Avaya Building, in connection with the recent lease extension, and (ii) our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements for the US Cellular Building and the 360 Interlocken Building.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $20,000, as of December 31, 2009.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures and net proceeds generated from the sale of properties. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Ventures, less expenses related to the recurring operations of the properties and the portfolio and reserves for known capital expenditures, to pay operating distributions to the limited partners. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon the net operating income generated by the Joint Ventures’ properties, less reserves for known or anticipated capital expenditures.

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

As of December 31, 2009, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds		Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2009	Undistributed Net Sale Proceeds as of December 31, 2009
Property Sold					Amount	Purpose
305 Interlocken Parkway (early termination in 2004)	$800,000	(1)	45.2%	$361,626	$0	—	$361,626	$0
15253 Bake Parkway (sold in 2004)	$11,892,035		38.1%	4,526,770	237,910	Re-leasing 15253 Bake Parkway (2004)	4,288,860	0
Alstom Power – Knoxville Building (sold in 2005)	$11,646,089		39.0%	4,545,538	0	—	4,545,538	0
1315 West Century Drive (sold in 2006)	$8,059,625		39.0%	3,145,720	0	—	3,145,720	0
Iomega Building (sold in 2007)	$4,685,151		39.0%	1,828,642	0	—	1,828,642	0
14079 Senlac Drive (sold in 2007)	$5,107,237		45.2%	2,308,640	0	—	1,529,615	779,025

Total				$16,716,936	$237,910		$15,700,001	$779,025

(1)	Represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve net sale proceeds of approximately $0.8 million to fund our pro rata share of anticipated capital improvements and re-leasing costs for the Avaya Building , the US Cellular Building, and the 360 Interlocken Building.

Results of Operations

Comparison of the year ended December 31, 2009 vs. the year ended December 31, 2008

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $146,803 and $354,096 for the years ended December 31, 2009 and 2008, respectively. The decrease is primarily attributable to (i) the expiration of the lease with the majority tenant at the 360 Interlocken Building in May 2008, (ii) a decline in rental income at the US Cellular Building related to a decline in occupancy in December 2008, partially offset by (iii) higher repair and maintenance expenses incurred in 2008 at the US Cellular Building.

Absent additional leasing activities at the US Cellular Building or the 360 Interlocken Building, we expect equity in income of Joint Ventures to remain at similar levels in the near-term.

Interest and Other Income

Interest and other income was $3,021 and $50,753 for the years ended December 31, 2009 and 2008, respectively. The decrease is primarily a result of a decrease in the average amount of net sale proceeds held during the respective periods as a result of the distribution of net sale proceeds to the limited partners in May 2008, as well as a decrease in the average daily yield.

Future levels of interest income will be largely dependent on the timing of future dispositions and net sales proceeds distributions to the limited partners, and fluctuations in the average daily yield.

General and Administrative Expenses

General and administrative expenses were $188,022 and $203,158 for the years ended December 31, 2009 and 2008, respectively. The decrease is primarily attributable to a decline in legal services in 2009 and a temporary difference in accounting fees related to the timing of work performed by our external accountants in 2009 as compared with the prior year.

Absent timing differences, we anticipate that changes in the future levels of our general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.

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

General and Administrative Expenses

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

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there has been no impairment in the carrying value of any of our real estate assets held as of December 31, 2009.

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

Commitments and Contingencies

Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. In connection with a 2009 lease amendment, Fund IX-X-XI-REIT Associates provided a landlord-funded tenant allowance to Avaya, the sole tenant at the Avaya Building, equal to approximately $429,000 as of December 31, 2009, of which approximately $265,000 remained available for use as of the date of this filing.

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

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2009 and 2008.

ITEM 9A(T).	CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2009. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2009 in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

•

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and/or members of the Financial Oversight Committee; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and represented within the time periods required.

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2009. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2009, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Partners

The sole general partner of Wells Partners, one of our General Partners, is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”). Wells Capital or its affiliates serve as the advisor to Wells Real Estate Investment Trust II, Inc., Wells Real Estate Investment Trust III, Inc., and Wells Timberland REIT, Inc. (collectively, the “Wells REITs”), each of which is a Maryland corporation. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 66, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder, president, and sole director of WREF, the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells Asset Management, Inc.;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is the president and a director of Wells Real Estate Investment Trust II, Inc. and Wells Real Estate Investment Trust III, Inc., which are public real estate programs not listed on a securities exchange. He is also the president of Wells Timberland REIT, Inc., which is also a public real estate program not listed on a securities exchange. From 1998 to 2007, Mr. Wells served as president and Chairman of the Board of Piedmont REIT, formerly known as Wells Real Estate Investment Trust, Inc., a public, non-traded REIT sponsored by WREF until April 16, 2007, when Piedmont REIT acquired certain entities formerly affiliated with WREF and became a self-advised REIT.

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

WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells’ one-year suspension from acting in a principal capacity ended on October 6, 2004. Mr. Wells continues to represent certain affiliated issuers and perform nonprincipal activities on behalf of WIS.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the general partner of our general partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC’s Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a). We believe all persons subject to these reporting requirements filed the reports on a timely basis in 2009 except as follows: The initial report on Form 3 of Kevin D. Race, an officer of Wells Capital, was not reported on a timely basis and was inadvertently filed late by Mr. Race.

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

While the Partnership is managed by the General Partners and their affiliates, it does not pay any salaries or other compensation directly to the General Partners or to any of the General Partners’ individual employees, officers, or directors. Further, the Partnership does not employ, and is not managed by, any of its own employees, officers, or directors. Accordingly, no compensation has been awarded to, earned by, or paid to any such individuals in connection with the operation or management of the Partnership. Due to our current management structure and our lack of any employees, officers, or directors, no discussion and analysis of compensation paid by the Partnership, tabular information concerning salaries, bonuses, and other types of compensation to executive officers or directors of the Partnership, or other information regarding policies and practices of the Partnership has been included in this Annual Report on Form 10-K.

See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	One limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership.

Title of Class	Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	1111 Polaris Parkway, Suite 2N Columbus, OH 43240	520,833.333 Units(1)	14.88%

(1)	Multiple beneficiaries in the Macomb County Employee Retirement System own Class A Units through a pension plan.

(b)	Set forth below is the security ownership of management as of February 28, 2010.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	2,155.502 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 2,155.502 Class A Units through an individual retirement account.

(c)	No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners or their affiliates in connection with our operations are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions, and limited partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sales proceeds for the year ended December 31, 2009.

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management, an affiliate of the General Partners, receives compensation for asset management and the management and leasing of our properties owned through Joint Ventures equal to (a) 3% for management services and 3% of for leasing services of the gross revenues collected monthly; plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties that are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statement of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $79,040, $90,650, and $77,429 for the years ended December 31, 2009, 2008, and 2007, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $110,913, $105,572, and $93,348 payable to Wells Capital and Wells Management for the years ended December 31, 2009, 2008, and 2007, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2009, 2008, or 2007.

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

Fees Paid to the Independent Registered Public Accountants

Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since September 22, 2006. All such fees are recognized in the period to which the services relate. A portion of such fees is allocated to the joint ventures in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Frazier & Deeter, LLC, including the audit of the Partnership’s annual financial statements, for the fiscal years ended December 31, 2009 and 2008, are set forth in the table below.

	Frazier & Deeter, LLC
	2009	2008
Audit Fees	$42,310	$41,462
Audit-Related Fees	0	0
Tax Fees	0	0
Other Fees	0	0

Total	$42,310	$41,462

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

During the fiscal years ended December 31, 2009 and 2008, 100% of the services performed by Frazier & Deeter, LLC described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee. In addition, fees were incurred for tax services performed by an accounting firm separate from the Partnership’s independent registered public accountants in each year presented.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)1.	The financial statements are contained on pages F-2 through F-43 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(b)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	See (a) 1 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IX, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

March 18, 2010	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 18, 2010	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND IX, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund IX, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund IX, L.P. (the “Partnership”) as of December 31, 2009 and 2008, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund IX, L.P. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 18, 2010

WELLS REAL ESTATE FUND IX, L.P.

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

ASSETS

	2009	2008
Investment in joint ventures	$9,129,644	$9,555,524
Cash and cash equivalents	1,512,912	1,098,115
Due from joint ventures	117,462	168,103
Other assets	0	1,605

Total assets	$10,760,018	$10,823,347

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$7,014	$36,073
Due to affiliates	13,245	9,317

Total liabilities	20,259	45,390

Commitments and contingencies

Partners’ Capital:
Limited partners:
Class A – 3,263,890 units issued and outstanding	10,739,759	10,777,554
Class B – 236,110 units issued and outstanding	0	0
General partners	0	403

Total partners’ capital	10,739,759	10,777,957

Total liabilities and partners’ capital	$10,760,018	$10,823,347

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007
EQUITY IN INCOME OF JOINT VENTURES	$146,803	$354,096	$1,405,997

INTEREST AND OTHER INCOME	3,021	50,753	214,009

GENERAL AND ADMINISTRATIVE	188,022	203,158	182,745

NET INCOME (LOSS)	$(38,198)	$201,691	$1,437,261

NET INCOME (LOSS) ALLOCATED TO:
CLASS A LIMITED PARTNERS	$(37,795)	$423,474	$597,971

CLASS B LIMITED PARTNERS	$0	$(222,186)	$840,003

GENERAL PARTNERS	$(403)	$403	$(713)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$(0.01)	$ 0.13	$0.18

CLASS B	$ 0.00	$(0.94)	$3.53

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	3,263,890	3,263,890	3,262,140

CLASS B	236,110	236,110	237,860

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008, AND 2007

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2006	3,259,190	$18,109,548	240,810	$0	$ 713	$18,110,261

Class B conversion elections	4,700	0	(4,700)	0	0	0
Net income (loss)	0	597,971	0	840,003	(713)	1,437,261
Distributions of operating cash flow ($0.28 per weighted-average Class A Unit)	0	(918,989)	0	0	0	(918,989)
Distributions of net sale proceeds ($1.44 and $1.70 per weighted-average Class A Unit and Class B Unit, respectively)	0	(4,696,100)	0	(403,902)	0	(5,100,002)

BALANCE, December 31, 2007	3,263,890	13,092,430	236,110	436,101	0	13,528,531

Net income (loss)	0	423,474	0	(222,186)	403	201,691
Distributions of operating cash flow ($0.14 per weighted-average Class A Unit)	0	(452,263)	0	0	0	(452,263)
Distributions of net sale proceeds ($0.70 and $0.91 per weighted -average Class A Unit and Class B Unit, respectively)	0	(2,286,087)	0	(213,915)	0	(2,500,002)

BALANCE, December 31, 2008	3,263,890	10,777,554	236,110	0	403	10,777,957

Net loss	0	(37,795)	0	0	(403)	(38,198)

BALANCE, December 31, 2009	3,263,890	$10,739,759	236,110	$0	$ 0	$10,739,759

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(38,198)	$201,691	$1,437,261
Operating distributions received from joint ventures	623,324	839,275	731,536
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of joint ventures	(146,803)	(354,096)	(1,405,997)
Operating changes in assets and liabilities:
Decrease (increase) in other assets	1,605	11,678	(7,511)
(Decrease) increase in accounts payable and accrued expenses	(29,059)	12,737	(13,805)
Increase in due to affiliates	3,928	489	1,710

Net cash provided by operating activities	414,797	711,774	743,194

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	0	0	4,137,282

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners in excess of accumulated operating income	0	(656,318)	(714,934)
Net sale proceeds distributions paid to limited partners	0	(2,500,002)	(5,100,002)

Net cash used in financing activities	0	(3,156,320)	(5,814,936)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	414,797	(2,444,546)	(934,460)

CASH AND CASH EQUIVALENTS, beginning of year	1,098,115	3,542,661	4,477,121

CASH AND CASH EQUIVALENTS, end of year	$1,512,912	$1,098,115	$3,542,661

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$0	$204,055

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008, AND 2007

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

Joint Venture	Joint Venture Partners	Properties
Fund VIII and Fund IX Associates (“Fund VIII- IX Associates”)	•Wells Real Estate Fund VIII, L.P. •Wells Real Estate Fund IX, L.P.

1. US Cellular Building

A four-story office building located in Madison, Wisconsin

2. 14079 Senlac Drive(1)

A one-story office building located in Farmers Branch, Texas

3. 305 Interlocken Parkway

A two-story office building located in Broomfield, Colorado

Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)(2)	•Fund VIII – Fund IX Associates •Piedmont Operating Partnership, LP	Noproperties were owned by this joint ventureduring the periods presented.

Joint Venture	Joint Venture Partners	Properties
The Fund IX, Fund X, Fund XI and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	•Wells Real Estate Fund IX, L.P. •Wells Real Estate Fund X, L.P. •Wells Real Estate Fund XI, L.P. •Piedmont Operating Partnership, LP

4. 360 Interlocken Building

A three-story office building located in Broomfield, Colorado

5. Avaya Building

A one-story office building located in Oklahoma City, Oklahoma

6. Iomega Building(3)

A single-story warehouse and office building located in Ogden, Utah

(1)	This property was sold in November 2007.

(2)	This joint venture was liquidated and dissolved in 2007.

(3)	This property was sold in January 2007.

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

Evaluating the Recoverability of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Partnership’s outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

Cash and Cash Equivalents

The Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Other Assets

As of December 31, 2008, other assets is comprised of interest income receivable. Interest receivable represents interest earned during the period presented, which will be received in the following month.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 requires that the FASB Accounting Standards Codification (the “Codification” or “ASC”) become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a significant impact on the Partnership’s financial statements or disclosures.

In September 2006, FASB issued ASC Topic Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. ASC 820 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB delayed the effective date of ASC 820 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The Partnership adopted the guidelines under ASC 820 effective January 1, 2008, as it relates to financial instruments and effective January 1, 2009, as it relates to nonfinancial instruments. The adoption of ASC 820 for nonrecurring nonfinancial assets and liabilities did not have a material impact on the Partnership’s financial statements or disclosures.

In May 2009, the FASB issued ASC Topic Subsequent Events (“ASC 855”). ASC 855 provides guidance on management’s assessment of subsequent events. ASC 855 states that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” ASC 855 allows the assessment of subsequent events to occur through the date on which the financial statements are “available to be issued” or the date they are issued. Management must perform its assessment for both interim and annual financial reporting periods. ASC 855 was effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Partnership’s financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES

Due from Joint Ventures

As of December 31, 2009 and 2008, due from joint ventures represents the Partnership’s share of operating cash flow to be distributed from Fund VIII-IX Associates for the fourth quarters of 2009 and 2008, respectively.

Summary of Investments

The Partnership’s investments and approximate ownership percentages in the Joint Ventures as of December 31, 2009 and 2008 are summarized below:

	2009		2008
	Amount	Percentage	Amount	Percentage
Fund VIII-IX Associates	$4,912,969	45%	$5,247,987	45%
Fund IX-X-XI-REIT Associates	4,216,675	39%	4,307,537	39%

	$9,129,644		$9,555,524

Summary of Activity

Roll-forwards of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2009 and 2008 are presented below:

	2009	2008
Investment in Joint Ventures, beginning of year	$9,555,524	$9,986,257
Equity in income of Joint Ventures	146,803	354,096
Distributions from Joint Ventures	(572,683)	(784,829)

Investment in Joint Ventures, end of year	$9,129,644	$9,555,524

Summary of Financial Information

Condensed financial information for the Joint Ventures in which the Partnership held an interest as of December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008, and 2007 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2009	2008	2009	2008	2009	2008
Fund VIII-IX Associates	$11,591,640	$12,485,410	$723,013	$875,648	$10,868,627	$11,609,762
Fund IX-X-XI-REIT Associates	11,048,832	11,347,023	245,301	310,695	10,803,531	11,036,328

	$22,640,472	$23,832,433	$968,314	$1,186,343	$21,672,158	$22,646,090

	Total Revenues			Income (loss) From Continuing Operations			Income (loss) From Discontinued Operations			Net Income (loss)
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007
Fund VIII-IX Associates	$2,001,281	$2,444,083	$1,941,133	$339,909	$584,649	$376,634	$0	$(239)	$2,164,971	$339,909	$584,410	$2,541,605
Fund IX-X-XI-REIT Associates	1,061,162	1,357,670	1,573,322	(17,543)	230,391	465,077	0	0	193,655	(17,543)	230,391	658,732

	$3,062,443	$3,801,753	$3,514,455	$322,366	$815,040	$841,711	$0	$(239)	$2,358,626	$322,366	$814,801	$3,200,337

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	2009			2008			2007
	Operating Income	Gain on Sale	Total	Operating Loss	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund VIII-IX Associates	$0	$0	$0	$(239)	$0	$(239)	$259,842	$1,905,129	$2,164,971
Fund IX-X-XI-REIT Associates	0	0	0	0	0	0	22,234	171,421	193,655

	$0	$0	$0	$(239)	$0	$(239)	$282,076	$2,076,550	$2,358,626

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the

Partnership’s properties owned through the Joint Ventures, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly; plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies; or (b) in the case of commercial properties leased on a long-term net basis (10 or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $79,040, $90,650, and $77,429 for the years ended December 31, 2009, 2008, and 2007, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $110,913, $105,572, and $93,348 payable to Wells Capital and Wells Management for the years ended December 31, 2009, 2008, and 2007, respectively, which are included in general and administrative expenses in the accompanying statements of operations. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly, and generally invoices the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of December 31, 2009 and 2008 represents administrative reimbursements and/or bill-backs due to Wells Capital and/or Wells Management.

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

A reconciliation of the Partnership’s financial statement net income (loss) to net income presented in accordance with the federal income tax basis of accounting is as follows for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
Financial statement net income (loss)	$(38,198)	$201,691	$1,437,261
Adjustments in net income resulting from:
Bad debt (recoveries) expense for financial reporting purposes in excess of amounts for income tax purposes	(1,561)	1,561	0
Depreciation expense for financial reporting purposes greater than amounts for income tax purposes	18,521	17,366	29,241
Rental income accrued for financial reporting purposes less than (greater than) amounts for income tax purposes	93,642	153,793	(116,034)
Gains on sale of properties for financial reporting purposes in excess of income tax purposes	0	0	(311,398)
Other	(30,403)	63,329	(104,005)

Income tax basis net income	$42,001	$437,740	$935,065

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the federal income tax basis of accounting, is as follows for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
Financial statement partners’ capital	$10,739,759	$10,777,957	$13,528,531
Increase (decrease) in partners’ capital resulting from:
Accumulated meals and entertainment	390	390	390
Accumulated bad debt expense, net, for financial reporting purposes greater than amounts for income tax purposes	381	1,942	381
Accumulated depreciation expense for financial reporting purposes greater than amounts for income tax purposes	3,848,499	3,829,978	3,812,612
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	5,223,360	5,223,360	5,223,360
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(411,419)	(505,061)	(658,854)
Accumulated expenses deductible when paid for income tax purposes less than amounts accrued for financial reporting purposes	464	464	464
Accumulated expenses capitalized for income tax purposes greater than amounts deducted for financial reporting purposes	10,145	10,145	10,145
Partnership’s distributions payable	0	0	204,055
Accumulated gains on sale of properties for financial reporting purposes in excess of income tax purposes	(1,547,935)	(1,547,935)	(1,547,935)
Accumulated impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	138,295	138,295	138,295
Other	(35,706)	(5,303)	(68,632)

Income tax basis partners’ capital	$17,966,233	$17,924,232	$20,642,812

7.	QUARTERLY RESULTS (UNAUDITED)

A summary of the unaudited quarterly financial information for the years ended December 31, 2009 and 2008 is presented below:

	2009 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$37,739	$53,422	$41,517	$14,125
Interest and other income	$1,461	$651	$436	$473
Net income (loss)	$(21,626)	$8,978	$5,987	$(31,537)
Net income (loss) allocated to:
Class A limited partners	$(21,410)	$8,888	$5,987	$(31,260)
Class B limited partners	$0	$0	$0	$0
General partners	$(216)	$90	$0	$(277)
Net income (loss) per weighted-average limited partner unit:
Class A(a)	$(0.01)	$0.00	$0.00	$(0.01)
Class B	$ 0.00	$0.00	$0.00	$ 0.00
Distribution of operating cash per weighted-average limited partner unit:
Class A	$ 0.00	$0.00	$0.00	$ 0.00
Class B	$ 0.00	$0.00	$0.00	$ 0.00
Distribution of net property sale proceeds per weighted-average limited partner unit:
Class A	$ 0.00	$0.00	$0.00	$ 0.00
Class B	$ 0.00	$0.00	$0.00	$ 0.00

	2008 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$96,162	$80,601	$103,778	$73,555
Interest and other income	$31,071	$9,320	$5,442	$4,920
Net income	$57,240	$39,340	$64,809	$40,302
Net income (loss) allocated to:
Class A limited partners	$169,578	$149,188	$64,809	$39,899
Class B limited partners	$(112,338)	$(109,848)	$0	$0
General partners	$0	$0	$0	$403
Net income (loss) per weighted-average limited partner unit:
Class A	$ 0.05	$ 0.05	$0.02	$0.01
Class B(a)	$(0.48)	$(0.47)	$0.00	$0.00
Distribution of operating cash per weighted-average limited partner unit:
Class A	$ 0.06	$ 0.04	$0.04	$0.00
Class B	$ 0.00	$ 0.00	$0.00	$0.00
Distribution of net property sale proceeds per weighted-average limited partner unit:
Class A	$ 0.00	$ 0.70	$0.00	$0.00
Class B	$ 0.00	$ 0.91	$0.00	$0.00

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

8.	GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs for the years ended December 31, 2009, 2008, and 2007, are composed of the following items:

	2009	2008	2007
Salary reimbursements	$110,913	$105,572	$93,348
Printing expenses	31,004	33,265	37,786
Independent accounting fees	16,437	24,562	26,877
Legal fees	13,086	22,495	10,566
Postage and delivery expenses	11,526	10,621	7,752
Computer costs	2,378	1,700	1,494
Other professional fees	2,110	4,035	3,771
Filing fees	510	908	900
Bank service charges	58	0	0
Taxes and licensing fees	0	0	251

Total general and administrative costs	$188,022	$203,158	$182,745

9.	COMMITMENTS AND CONTINGENCIES

Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. In connection with a 2009 lease amendment, Fund IX-X-XI-REIT Associates provided a landlord-funded tenant allowance to Avaya, the sole tenant at the Avaya Building, equal to approximately $429,000 as of December 31, 2009, of which approximately $265,000 remained available for use as of the date of this filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund VIII and Fund IX Associates:

We have audited the accompanying balance sheets of Fund VIII and Fund IX Associates (the “Joint Venture”) as of December 31, 2009 and 2008, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund VIII and Fund IX Associates as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 18, 2010

FUND VIII AND FUND IX ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

ASSETS

	2009	2008
Real estate assets, at cost:
Land	$1,825,673	$1,825,673
Building and improvements, less accumulated depreciation of $6,089,061 and $5,639,339 at December 31, 2009 and 2008, respectively	7,915,080	8,364,802

Total real estate assets	9,740,753	10,190,475

Cash and cash equivalents	897,242	884,440
Tenant receivables	505,992	789,489
Deferred leasing costs, less accumulated amortization of $614,943 and $442,714 at December 31, 2009 and 2008, respectively	444,204	616,433
Other assets	3,449	4,573

Total assets	$11,591,640	$12,485,410

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$214,992	$296,071
Due to affiliate	23,415	14,501
Deferred income	224,780	193,220
Partnership distributions payable	259,826	371,856

Total liabilities	723,013	875,648

Partners’ capital:
Wells Real Estate Fund VIII, L.P.	5,955,658	6,361,775
Wells Real Estate Fund IX, L.P.	4,912,969	5,247,987

Total partners’ capital	10,868,627	11,609,762

Total liabilities and partners’ capital	$11,591,640	$12,485,410

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007
REVENUES:
Rental income	$1,229,732	$1,541,645	$1,215,298
Reimbursement income	771,549	895,539	685,425
Interest and other income	0	6,899	40,410

Total revenues	2,001,281	2,444,083	1,941,133

EXPENSES:
Property operating costs	814,519	994,514	686,871
Management and leasing fees:
Related-party	140,728	148,253	102,230
Other	27,196	24,480	22,872
Depreciation	449,722	449,722	493,406
Amortization	118,700	121,104	123,454
General and administrative	110,507	121,361	135,666

Total expenses	1,661,372	1,859,434	1,564,499

NET INCOME FROM CONTINUING OPERATIONS	339,909	584,649	376,634

DISCONTINUED OPERATIONS:
Operating income (loss)	0	(239)	259,842
Gain on disposition	0	0	1,905,129

Income (loss) from discontinued operations	0	(239)	2,164,971

NET INCOME	$339,909	$584,410	$2,541,605

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008, AND 2007

	Wells Real Estate Fund VIII, L.P.	Wells Real Estate Fund IX, L.P.	Total Partners’ Capital
Balance, December 31, 2006	$8,790,724	$7,251,694	$16,042,418

Net income	1,392,716	1,148,889	2,541,605
Partnership distributions	(3,434,251)	(2,833,009)	(6,267,260)

Balance, December 31, 2007	6,749,189	5,567,574	12,316,763

Net income	320,237	264,173	584,410
Partnership distributions	(707,651)	(583,760)	(1,291,411)

Balance, December 31, 2008	6,361,775	5,247,987	11,609,762

Net income	186,259	153,650	339,909
Partnership distributions	(592,376)	(488,668)	(1,081,044)

Balance, December 31, 2009	$5,955,658	$4,912,969	$10,868,627

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$339,909	$584,410	$2,541,605
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition	0	0	(1,905,129)
Depreciation	449,722	449,722	590,886
Amortization	172,229	182,560	184,910
Changes in assets and liabilities:
Decrease (increase) in tenant receivables	283,497	(49,745)	(245,588)
Decrease (increase) in other assets	1,124	7,176	(3,449)
(Decrease) increase in accounts payable and accrued expenses	(81,079)	104,483	24,364
Increase in due to affiliate	8,914	2,480	9,030
Increase in deferred income	31,560	70,087	24,876

Net cash provided by operating activities	1,205,876	1,351,173	1,221,505

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sale of real estate	0	0	5,107,237
Investment in real estate	0	0	(287,917)
Payment for deferred leasing costs	0	(669)	(19,429)

Net cash (used in) provided by investing activities	0	(669)	4,799,891

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions to joint venture partners	0	0	(5,107,237)
Operating distributions to joint venture partners in excess of accumulated earnings	(1,193,074)	(1,242,952)	(858,307)

Net cash used in financing activities	(1,193,074)	(1,242,952)	(5,965,544)

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,802	107,552	55,852

CASH AND CASH EQUIVALENTS, beginning of year	884,440	776,888	721,036

CASH AND CASH EQUIVALENTS, end of year	$897,242	$884,440	$776,888

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES:
Partnership distributions payable	$259,826	$371,856	$323,397

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008, AND 2007

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

Evaluating the Recoverability of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of the real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the respective assets’ carrying values, management adjusts the real estate assets to the respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2009.

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Joint Venture has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Joint Venture’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Joint Venture’s outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2009 or 2008.

Deferred Leasing Costs, net

Deferred lease costs may include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately three years. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.

Other Assets

Other assets as of December 31, 2009 and 2008, is comprised of the following balances:

	2009	2008
Prepaid expenses	$3,449	$4,371
Interest receivable	0	202

Total	$3,449	$4,573

Prepaid expenses are recognized as the related services are provided. Interest receivable represents interest earned during the period presented, which will be received in the following month. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund VIII and Fund IX held ownership interests in the Joint Venture of approximately 55% and 45%, respectively, for the years ended December 31, 2009 and 2008. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

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

The Joint Venture records the sale of real estate assets pursuant to the provisions of the property, plant, and equipment accounting standard for real estate sales. Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund VIII and Fund IX are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 requires that the FASB Accounting Standards Codification (the “Codification” or “ASC”) become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a significant impact on the Joint Venture’s financial statements or disclosures.

In September 2006, FASB issued ASC Topic Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. ASC 820 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB delayed the effective date of ASC 820 for all nonrecurring non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The Joint Venture adopted the guidelines under ASC 820 effective January 1, 2008, as it relates to financial instruments and effective January 1, 2009, as it relates to non-financial instruments. The adoption of ASC 820 for nonrecurring non-financial assets and liabilities did not have a material impact on the Joint Venture’s financial statements or disclosures.

In May 2009, the FASB issued ASC Topic Subsequent Events (“ASC 855”). ASC 855 provides guidance on management’s assessment of subsequent events. ASC 855 states that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” ASC 855 allows the assessment of subsequent events to occur through the date on which the financial statements are “available to be issued” or the date they are issued. Management must perform its assessment for both interim and annual financial reporting periods. ASC 855 was effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Joint Venture’s financial statements or disclosures.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s financial statement presentation.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Fund VIII and Fund IX entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of their general partners. In accordance with the property management and leasing agreements, Wells Management receives compensation for the management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies; or (b) in the case of commercial properties which are leased on a long-term net basis (10 or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. During the years ended December 31, 2009, 2008, and 2007, the Joint Venture incurred management and leasing fees that are payable to Wells Management of $140,728, $148,253, and $120,794, respectively, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

Administrative Reimbursements

Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2009, 2008, and 2007, the Joint Venture incurred administrative expenses of $22,614, $16,228, and $46,247, respectively, payable to Wells Management for these services, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

Due to Affiliate

As presented in the accompanying balance sheets, due to affiliate as of December 31, 2009 and 2008 represents amounts due to Wells Management for the following items:

	2009	2008
Property management fees	$19,097	$10,511
Administrative reimbursements	4,318	3,990

	$23,415	$14,501

4.	DISCONTINUED OPERATIONS

In accordance with the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, the Joint Venture has classified the results of operations related to 14079 Senlac Drive, which was sold on November 29, 2007, as discontinued operations in the accompanying statements of operations. The details comprising income (loss) from discontinued operations are presented below:

	2009	2008	2007
Rental income	$0	$0	$415,720
Interest and other income	0	438	0

Total property revenues	0	438	415,720

Property operating costs	0	0	12,463
Management and leasing fees	0	0	17,712
Depreciation	0	0	97,480
General and administrative	0	677	28,223

Total expenses	0	677	155,878

Operating income (loss)	0	(239)	259,842
Gain on disposition	0	0	1,905,129

Income (loss) from discontinued operations	$0	$(239)	$2,164,971

5.	RENTAL INCOME

The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2009, is presented below:

Year ending December 31:
2010	$1,423,291
2011	1,305,925
2012	1,031,095
2013	289,304
Thereafter	0

$4,049,615

Three tenants generated approximately 69%, 29%, and 2% of contractual rental income for the year ended December 31, 2009, and two tenants will generate approximately 82% and 18% of future contractual rental income.

FUND VIII AND FUND IX ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2009

		Initial Cost		Costs Capitalized Subsequent To Acquisition(c)	Gross Carrying Amount as of December 31, 2009
Description	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation(d)	Date of Construction	Date Acquired
US CELLULAR BUILDING(a)	None	$896,698	$9,589,088	$(1,721,136)	$896,698	$7,867,952	$0	$8,764,650	$3,301,598	1997	06/17/96

305 INTERLOCKEN PARKWAY(b)	None	928,975	6,158,796	(22,607)	928,975	6,136,189	0	7,065,164	2,787,463	1997	02/20/97

Total		$1,825,673	$15,747,884	$(1,743,743)	$1,825,673	$14,004,141	$0	$15,829,814	$6,089,061

(a)	The US Cellular Building is a four-story office building located in Madison, Wisconsin.

(b)	305 Interlocken Parkway is a two-story office building located in Broomfield, Colorado.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated capitalized costs.

(d)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

FUND VIII AND FUND IX ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2009

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2006	$22,239,519	$8,130,854

Additions	228,498	590,886
Dispositions	(6,638,203)	(3,532,123)

BALANCE AT DECEMBER 31, 2007	15,829,814	5,189,617

Additions	0	449,722

BALANCE AT DECEMBER 31, 2008	15,829,814	5,639,339

Additions	0	449,722

BALANCE AT DECEMBER 31, 2009	$15,829,814	$6,089,061

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

The Fund IX, Fund X, Fund XI and REIT Joint Venture:

We have audited the accompanying balance sheets of The Fund IX, Fund X, Fund XI and REIT Joint Venture (the “Joint Venture”) as of December 31, 2009 and 2008, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Fund IX, Fund X, Fund XI and REIT Joint Venture as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 18, 2010

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

ASSETS

	2009	2008
Real estate assets, at cost:
Land	$2,701,208	$2,701,208
Building and improvements, less accumulated depreciation of $4,785,268 and $4,431,258 at December 31, 2009 and 2008, respectively	7,813,114	8,137,657
Construction in progress	143,044	4,122

Total real estate assets, net	10,657,366	10,842,987

Cash and cash equivalents	163,300	270,472
Tenant receivables, net	56,169	93,483
Deferred leasing costs, less accumulated amortization of $268,934 and $193,653 at December 31, 2009 and 2008, respectively	159,000	123,771
Other assets	12,997	16,310

Total assets	$11,048,832	$11,347,023

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$221,786	$265,930
Due to affiliates	6,108	10,118
Deferred income	17,407	29,704
Accrued capital expenditures	0	4,943

Total liabilities	245,301	310,695

Partners’ capital:
Wells Real Estate Fund IX, L.P.	4,216,675	4,307,537
Wells Real Estate Fund X, L.P.	5,238,761	5,351,647
Wells Real Estate Fund XI, L.P.	949,430	969,890
Piedmont Operating Partnership, LP	398,665	407,254

Total partners’ capital	10,803,531	11,036,328

Total liabilities and partners’ capital	$11,048,832	$11,347,023

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007
REVENUES:
Rental income	$1,034,260	$1,305,984	$1,479,516
Tenant reimbursements	26,902	48,209	79,063
Interest and other income	0	3,477	14,743

Total revenues	1,061,162	1,357,670	1,573,322

EXPENSES:
Property operating costs	497,654	525,321	550,913
Management and leasing fees:
Related-party	41,038	62,876	52,273
Other	21,600	23,119	28,860
Depreciation	354,010	337,940	336,550
Amortization	82,411	86,720	52,272
General and administrative	81,992	91,303	87,377

Total expenses	1,078,705	1,127,279	1,108,245

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(17,543)	230,391	465,077

DISCONTINUED OPERATIONS:
Operating income	0	0	22,234
Gain on disposition	0	0	171,421

Income from discontinued operations	0	0	193,655

NET INCOME (LOSS)	$(17,543)	$230,391	$658,732

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008, AND 2007

	Wells Real Estate Fund IX, L.P.	Wells Real Estate Fund X, L.P.	Wells Real Estate Fund XI, L.P.	Piedmont Operating Partnership, LP	Total Partners’ Capital
Balance, December 31, 2006	$6,345,520	$7,883,619	$1,428,787	$599,901	$16,257,827

Net income	257,107	319,428	57,893	24,304	658,732
Partnership distributions	(2,183,944)	(2,713,314)	(491,763)	(206,445)	(5,595,466)

Balance, December 31, 2007	4,418,683	5,489,733	994,917	417,760	11,321,093

Net income	89,923	111,720	20,248	8,500	230,391
Partnership distributions	(201,069)	(249,806)	(45,275)	(19,006)	(515,156)

Balance, December 31, 2008	4,307,537	5,351,647	969,890	407,254	11,036,328

Net loss	(6,847)	(8,507)	(1,542)	(647)	(17,543)
Partnership distributions	(84,015)	(104,379)	(18,918)	(7,942)	(215,254)

Balance, December 31, 2009	$4,216,675	$5,238,761	$949,430	$398,665	$10,803,531

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,543)	$230,391	$658,732
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposition	0	0	(171,421)
Depreciation	354,010	337,940	347,410
Amortization	82,411	86,720	52,272
Changes in assets and liabilities:
Decrease in tenant receivables, net	37,314	80,493	51,697
Decrease in other assets	3,313	2,110	4,790
(Decrease) increase in accounts payable and accrued expenses	(44,144)	16,754	23,187
(Decrease) increase in due to affiliates	(4,010)	8,552	(24)
(Decrease) increase in deferred income	(12,297)	24,966	4,642

Net cash provided by operating activities	399,054	787,926	971,285

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate	0	0	4,685,151
Investment in real estate assets	(173,332)	(137,764)	(23,022)
Payment of deferred leasing costs	(117,640)	(48,538)	(47,301)

Net cash (used in) provided by investing activities	(290,972)	(186,302)	4,614,828

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions to joint venture partners	0	0	(4,685,151)
Operating distributions to joint venture partners in excess of accumulated earnings	(215,254)	(710,771)	(880,213)

Net cash used in financing activities	(215,254)	(710,771)	(5,565,364)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(107,172)	(109,147)	20,749

CASH AND CASH EQUIVALENTS, beginning of year	270,472	379,619	358,870

CASH AND CASH EQUIVALENTS, end of year	$163,300	$270,472	$379,619

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$0	$195,615

Accrued capital expenditures	$0	$4,943	$0

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008, AND 2007

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

Evaluating the Recoverability of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of the real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the respective assets’ carrying values, management adjusts the real estate assets to the respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2009.

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Joint Venture has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Joint Venture’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Joint Venture’s outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables, net

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $0 and $3,999 are included in tenant receivables, net as of December 31, 2009 and 2008, respectively.

Deferred Leasing Costs, net

Deferred lease costs may include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately two years. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.

Other Assets

Other assets as of December 31, 2009 and 2008, is comprised of the following items:

	2009	2008
Refundable security deposits	$8,719	$12,545
Prepaid expenses	4,278	3,674
Interest receivable	0	91

Total	$12,997	$16,310

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

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based on their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund IX, Fund X, Fund XI, and Piedmont OP held ownership interests in the Joint Venture of approximately 39%, 48%, 9%, and 4%, respectively, for the years ended December 31, 2009 and 2008. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

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

The Joint Venture records the sale of real estate assets pursuant to the provisions of the property, plant, and equipment accounting standard for real estate sales. Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund IX, Fund X, Fund XI, and Piedmont OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 requires that the FASB Accounting Standards Codification (the “Codification” or “ASC”) become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a significant impact on the Joint Venture’s financial statements or disclosures.

In September 2006, FASB issued ASC Topic Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. ASC 820 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB delayed the effective date of ASC 820 for all nonrecurring non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The Joint Venture adopted the guidelines under ASC 820 effective January 1, 2008, as it relates to financial instruments and effective January 1, 2009, as it relates to non-financial instruments. The adoption of ASC 820 for nonrecurring non-financial assets and liabilities did not have a material impact on the Joint Venture’s financial statements or disclosures.

In May 2009, the FASB issued ASC Topic Subsequent Events (“ASC 855”). ASC 855 provides guidance on management’s assessment of subsequent events. ASC 855 states that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” ASC 855 allows the assessment of subsequent events to occur through the date on which the financial statements are “available to be issued” or the date they are issued. Management must perform its assessment for both interim and annual financial reporting periods. ASC 855 was effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Joint Venture’s financial statements or disclosures.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Fund IX, Fund X, and Fund XI are parties to individual property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of each of their respective general partners.

The various fees payable under each of the respective agreements are summarized as follows:

	Management Services	Leasing Services	Management and Leasing Services – Industrial and Commercial properties leased on a net basis for ten years or more
Fund IX	3% of gross revenues collected monthly	Initial lease up fee for newly constructed properties based on market rate charged for similar services for similar properties in the same geographic area. Recurring fee based on 3% of gross revenues collected monthly.	Initial lease up fee based on 3% of the gross revenues over the first five years of the lease term. Recurring fee based on 1% of gross revenues collected monthly.
Fund X	3% of gross revenues collected monthly	Initial lease up fee for newly constructed properties based on market rate charged for similar services for similar properties in the same geographic area. Recurring fee based on 3% of gross revenues collected monthly.	Initial lease up fee based on 3% of the gross revenues over the first five years of the lease term. Recurring fee based on 1% of gross revenues collected monthly.
Fund XI	2.5% of gross revenues collected monthly	Initial lease up fee for newly constructed properties based on market rate charged for similar services for similar properties in the same geographic area. Recurring fee based on 2% of gross revenues collected monthly.	Initial lease up fee based on 3% of the gross revenues over the first five years of the lease term. Recurring fee based on 1% of gross revenues collected monthly.

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2009, 2008, and 2007, the Joint Venture incurred management and leasing fee expenses that are payable to Wells Management of $39,524, $60,556, and $58,484, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations.

In addition, the Joint Venture incurs fees payable to Piedmont Office Management, LLC (“Piedmont Management”), or its affiliates, for the management and leasing of the Joint Venture’s properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of net asset value calculated on an annual basis, (b) prorated by Piedmont OP’s ownership interest in the Joint Venture. During the years ended December 31, 2009, 2008, and 2007, the Joint Venture incurred management and leasing fee expenses payable to Piedmont Management, or its affiliates, of $1,514, $2,320, and $1,345, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations.

Administrative Reimbursements

Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on the amount of time spent on the respective entities by individual personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. During the years ended December 31, 2009, 2008, and 2007, the Joint Venture incurred administrative expenses of $31,205, $21,454, and $22,667, respectively, payable to Wells Management, portions of which are included in income from discontinued operations in the accompanying statements of operations.

Due to Affiliates

As presented in the accompanying balance sheets, due to affiliates as of December 31, 2009 and December 31, 2008 represents amounts due to Piedmont Management and/or Wells Management for the following items:

	2009	2008
Administrative reimbursements	$4,630	$4,645
Property management fees	1,478	5,473

	$6,108	$10,118

4.	DISCONTINUED OPERATIONS

In accordance with the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, the Joint Venture has classified the results of operations related to the Alstom Power – Knoxville Building, which was sold on March 15, 2005, 1315 West Century Drive, which was sold on December 22, 2006, and the Iomega Building, which was sold on January 31, 2007, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

	2009	2008	2007
Rental income	$0	$0	$43,726
Tenant reimbursements	0	0	8,705

Total property revenues	0	0	52,431

Property operating costs	0	0	11,289
Management and leasing fees	0	0	1,028
Depreciation	0	0	10,860
General and administrative	0	0	7,020

Total expenses	0	0	30,197

Operating income	0	0	22,234
Gain on disposition	0	0	171,421

Income from discontinued operations	$0	$0	$193,655

5.	RENTAL INCOME

The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2009 follows:

Year ended December 31:
2010	$1,011,700
2011	871,294
2012	816,119
2013	773,220
2014	772,011
Thereafter	64,334

$4,308,678

Four tenants generated approximately 72%, 9%, 8% and 6% of contractual rental income for the year ended December 31, 2009, and two tenants will generate approximately 90% and 6% of future contractual rental income.

THE FUND IX, FUND X, FUND XI, AND REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2009

		Initial Cost		Costs Capitalized Subsequent To Acquisition(c)	Gross Carrying Amount as of December 31, 2009
Description	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation(d)	Date of Construction	Date Acquired
AVAYA BUILDING(a)	None	$1,051,138	$4,461,334	$261,910	$1,051,138	$4,580,200	$143,044	$5,774,382	$1,676,518	1997	6/24/98

360 INTERLOCKEN BUILDING(b)	None	1,650,070	6,917,274	1,100,908	1,650,070	8,018,182	0	9,668,252	3,108,750	1996	3/20/98

Total		$2,701,208	$11,378,608	$1,362,818	$2,701,208	$12,598,382	$143,044	$15,442,634	$4,785,268

(a)	The Avaya Building is a one-story office building located in Oklahoma City, Oklahoma.

(b)	The 360 Interlocken Building is a three-story office building located in Broomfield, Colorado.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated capitalized costs.

(d)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

THE FUND IX, FUND X, FUND XI, AND REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2009

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2006	$21,279,621	$5,386,439

Additions	6,178	347,410
Dispositions	(6,154,261)	(1,640,531)

BALANCE AT DECEMBER 31, 2007	15,131,538	4,093,318

Additions	142,707	337,940

BALANCE AT DECEMBER 31, 2008	15,274,245	4,431,258

Additions	168,389	354,010

BALANCE AT DECEMBER 31, 2009	$15,442,634	$4,785,268

EXHIBIT INDEX

TO

2009 FORM 10-K

OF

WELLS REAL ESTATE FUND IX, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number		Description of Document

*3	(a)	Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund IX, L.P. (Exhibit 3(a) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*3	(b)	Certificate of Limited Partnership of Wells Real Estate Fund IX, L.P. (Exhibit 3(c) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(a)	Leasing and Tenant Coordinating Agreement between Wells Real Estate Fund IX, L.P. and Wells Management Company, Inc. (Exhibit 10(d) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(b)	Management Agreement between Wells Real Estate Fund IX, L.P. and Wells Management Company, Inc. (Exhibit 10(e) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(c)	Amended and Restated Custodial Agency Agreement between Wells Real Estate Fund IX, L.P. and NationsBank of Georgia, N.A. (Exhibit 10(f) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(d)	Joint Venture Agreement of Fund VIII and Fund IX Associates dated June 10, 1996 (Exhibit 10(aa) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(e)	Agreement for the Purchase and Sale of Real Property dated April 23, 1996, between American Family Mutual Insurance Company and Wells Capital, Inc. (Exhibit 10(bb) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(f)	Agreement to Lease dated June 18, 1996, between Fund VIII and IX Associates and Westel-Milwaukee, Inc., d/b/a Cellular One (Exhibit 10(cc) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(g)	Development Agreement dated June 18, 1996, between Fund VIII and Fund IX Associates and ADEVCO Corporation (Exhibit 10(dd) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(h)	Owner-Contractor Agreement dated June 18, 1996, with Kraemer Brothers, Inc. (Exhibit 10(ee) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(i)	First Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated October 10, 1996 (Exhibit 10(ii) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

Exhibit Number		Description of Document

*10	(j)	Agreement for the Purchase and Sale of Property dated October 10, 1996, between TCI Valwood Limited Partnership I and Fund VIII and Fund IX Associates (Exhibit 10(ff) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(k)	Build to Suite Industrial Lease Agreement dated November 1, 1995, between Industrial Developments International, Inc. and TCI Central, Inc., as amended July 16, 1996 and August 29, 1996 (Exhibit 10(gg) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(l)	Assignment and Assumption of Lease dated October 10, 1996, between TCI Valwood Limited Partnership I and The Bank of New York, as Agent for Fund VIII and Fund IX Associates (Exhibit 10(hh) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(m)	Real Estate Option Agreement dated December 9, 1996, between The Development Corporation of Knox County and Wells Real Estate Fund IX, L.P. (Exhibit 10(jj) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(n)	Lease Agreement for the ABB Building dated December 10, 1996, between Wells Real Estate Fund IX, L.P. and ABB Flakt, Inc. (Exhibit 10(kk) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(o)	Development Agreement relating to the ABB Building dated December 10, 1996, between Wells Real Estate Fund IX, L.P. and ADEVCO Corporation (Exhibit 10(ll) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(p)	Owner-Contractor Agreement relating to the ABB Building dated November 1, 1996, between Wells Real Estate Fund IX, L.P. and Integra Construction, Inc. (Exhibit 10(mm) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(q)	Second Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated January 7, 1997 (Exhibit 10(ii) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(r)	Agreement for the Purchase and Sale of Property with Magellan Bake Parkway Limited Partnership dated December, 1996 (Exhibit 10(jj) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(s)	Office Lease with Matsushita Avionics Systems Corporation dated April 29, 1996 (Exhibit 10(kk) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(t)	Third Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated February 18, 1997 (Exhibit 10(ll) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(u)	Agreement for the Purchase and Sale of Property with Orix Prime West Broomfield II Venture dated February 5, 1997 (Exhibit 10(mm) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(v)	Lease with Cirrus Logic, Inc. dated July 5, 1995 (Exhibit 10(nn) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

Exhibit Number		Description of Document

*10	(w)	Joint Venture Agreement of Fund IX and Fund X Associates dated March 20, 1997 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-7979)

*10	(x)	Agreement for the Purchase and Sale of Real Property relating to the Lucent Technologies Building dated May 30, 1997, between Fund IX and Fund X Associates and Wells Development Corporation (Exhibit 10(k) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-7979)

*10	(y)	Net Lease Agreement for the Lucent Technologies Building dated May 30, 1997, between Wells Development Corporation and Lucent Technologies, Inc. (Exhibit 10(l) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-7979)

*10	(z)	Development Agreement relating to the Lucent Technologies Building dated May 30, 1997, between Wells Development Corporation and ADEVCO Corporation (Exhibit 10(m) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-7979)

*10	(aa)	First Amendment to Net Lease Agreement for the Lucent Technologies Building dated March 30, 1998 (Exhibit 10.10(a) to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(bb)	Amended and Restated Joint Venture Agreement of The Fund IX, Fund X, Fund XI and REIT Joint Venture dated July 11, 1998 (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(cc)	Agreement for the Purchase and Sale of Real Property relating to the Ohmeda Building dated November 14, 1997 between Lincor Centennial, Ltd. and Wells Real Estate Fund X, L.P. (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(dd)	Agreement for the Purchase and Sale of Property relating to the 360 Interlocken Building dated February 11, 1998 between Orix Prime West Broomfield Venture and Wells Development Corporation (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(ee)	Purchase and Sale Agreement relating to the Iomega Building dated February 4, 1998 with SCI Development Services Incorporated (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(ff)	Lease Agreement for the Iomega Building dated April 9, 1996 (Exhibit 10.12 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(gg)	Temporary Lease Agreement for remainder of the ABB Building dated September 10, 1998 between the IX-X-XI-REIT Joint Venture and Associates Housing Finance, LLC (Exhibit 10.35 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(hh)	Rental Income Guaranty Agreement relating to the Bake Parkway Building dated February 18, 1999, between Wells Operating Partnership, L.P. and Fund VIII and Fund IX Associates (Exhibit 10.53 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

Exhibit Number		Description of Document

*10	(ii)	Joint Venture Partnership Agreement of Fund VIII-IX-REIT Joint Venture (Exhibit 10.47 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10	(jj)	Lease Agreement for the Quest Building (formerly the Bake Parkway Building) (Exhibit 10.51 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10	(kk)	First Amendment to Lease Agreement with United States Cellular Operating Company, d/b/a Cellular One, dated October 31, 2001 (Exhibit 10(rr) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2001, Commission File No. 0-27888)

*10	(ll)	Amendment to and Clarification of Joint Venture Partnership Agreement of Fund VIII-IX-REIT Joint Venture and Agency Agreement (Exhibit 10.124 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-85848)

*10	(mm)	Lease Agreement with Gambro Healthcare, Inc. for the 15253 Bake Parkway Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund VIII, L.P. for the quarter ended September 30, 2004, Commission File No. 0-27888)

*10	(nn)	Fourth Amendment to Lease Agreement with Alstom Power, Inc. for the Alstom Power – Knoxville Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2004, Commission File No. 0-22039)

*10	(oo)	Lease Termination Agreement with Cirrus Logic, Inc. for the 305 Interlocken Parkway Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund VIII, L.P. for the quarter ended September 30, 2004, Commission File No. 0-27888)

*10	(pp)	Purchase and Sale Agreement for the sale of the 15253 Bake Parkway Building (Exhibit 10(xx) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2004, Commission File No. 0-27888)

*10	(qq)	Lease Agreement for the 360 Interlocken Building with GAIAM, Inc. (Exhibit 10(qq) to Form 10-K of Wells Real Estate Fund IX, L.P. for the fiscal year ended December 31, 2005, Commission File No. 0-22039)

*10	(rr)	Purchase and Sale Agreement for the Alstom Power – Knoxville Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended March 31, 2005, Commission File No. 0-22039)

*10	(ss)	Lease Agreement with Flextronics International USA, Inc. for the 305 Interlocken Parkway Building (Exhibit 10(ddd) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2005, Commission File No. 0-27888)

*10	(tt)	Second Amendment to Lease Agreement with United State Cellular Operating Company for the US Cellular Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund VIII, L.P. for quarter ended September 30, 2006, Commission File No. 0-27888)

*10	(uu)	Purchase and Sale Agreement for the sale of the 1315 West Century Drive Building (Exhibit to Form 10-K of Wells Real Estate Fund IX, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-22039)

*10	(vv)	Purchase and Sale Agreement for the sale of the Iomega Building (Exhibit to Form 10-K of Wells Real Estate Fund IX, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-22039)

*10	(ww)	Purchase and Sale Agreement for the sale of 14079 Senlac Drive (Exhibit 10(jjj) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2007, Commission File No. 0-27888)

Exhibit Number	Description of Document

*10(xx)	Second Amendment to Net Lease Agreement with Avaya, Inc. for the Avaya Building (Exhibit to Form 10-K of Wells Real Estate Funds IX, L.P. for the fiscal year ended December 31, 2007, Commission File No. 0-22039)

*10(yy)	Third Amendment to Net Lease Agreement with Avaya, Inc. for the Avaya Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2009, Commission File No. 0-22039)

31. 1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31. 2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32. 1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002