Form 10-K
period 2010-12-31
WELLS REAL ESTATE FUND IX LP
filed 2011-03-22
CIK 929921

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The period during which the Partnership invests the capital raised during the fundraising phase, less up-front fees, into the acquisition of real estate assets;

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

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate and administrative services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2010, 2009, and 2008.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action Against Related-Parties” below). As of December 31, 2010, the General Partners have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments and borrowing capacity, necessary to meet its current and future obligations as they become due.

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

Website Address

Access to copies of each of our filings with the SEC is available, free of charge, at the http://www.wellsref.com website, through a link to the http://www.sec.gov website.

ITEM 1A.	RISK FACTORS.

Risk Related to Current Economic Conditions

Current economic conditions may cause market rental rates and property values to decline, may impede disposition of our properties at commercially reasonable terms, and have had, and will likely continue to have, an adverse effect on our financial condition.

Current economic conditions, the availability and cost of credit, turmoil in the mortgage market, and declining real estate markets have contributed to increased volatility, lower real estate values, and diminished expectations for real estate markets and the economy going forward. Many economists are predicting economic conditions in the United States for 2011 to remain relatively weak, along with continued high levels of unemployment and vacancy rates at commercial properties as what has commonly referred to as the “jobless recovery” persists through most of the year. Should such current economic conditions continue for a prolonged period of time, the value of our commercial real estate assets and the market rental rates that we are able to achieve may decline significantly. Deteriorating economic conditions could adversely impact the ability of one or more of our tenants to honor their lease payments and our ability to re-lease space on favorable terms as leases expire or as space otherwise becomes vacant at our properties. While we do not anticipate the need to access the credit markets, the impact of the current crisis in the credit markets may adversely affect the ability of potential purchasers of our properties to obtain financing. Therefore, this may affect our timing and/or ability to sell our properties at commercially reasonable terms. The current economic conditions and the difficulties currently being experienced in the mortgage and real estate markets have adversely affected our business model, financial condition, results of operations, and the valuation of our units. A worsening of these conditions would exacerbate the adverse effects that the current market environment has had on us and on commercial real estate in general.

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

Vacancy and/or near-term tenant rollover at two of our properties could reduce or eliminate future cash distributions to limited partners.

We anticipate that we will be required to expend in the future, substantial funds for tenant improvements and other costs necessary to re-lease (i) previously vacant space at the US Cellular Building, which is currently 73% leased and (ii) space that is currently occupied through August 2011 at 305 Interlocken Parkway. If we are unable to secure a replacement tenant at 305 Interlocken Parkway in a timely manner and/or the US Cellular Building remains partially vacant for a prolonged period of time, property earnings would suffer, and we would be required to continue to reserve cash otherwise available for operating distributions to limited partners. In addition, the residual value of these properties would be negatively impacted by vacancy because the market value is largely dependent upon the value of the leases in place at such properties.

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

If one or more of our tenants, or the guarantor of a tenant’s lease, commences, or has commenced against it, any proceeding under any provision of the federal Bankruptcy Code, as amended, or any other legal or equitable proceeding under any bankruptcy, insolvency, rehabilitation, receivership, or debtor’s relief statute or law (bankruptcy proceeding), we may be unable to collect sums due under relevant leases. Any or all of the tenants, or a guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding. Such a bankruptcy proceeding may bar our efforts to collect pre-bankruptcy debts from these entities or their properties, unless we are able to obtain an enabling order from the bankruptcy court. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim against the tenant, and may not be entitled to any further payments under the lease. A tenant’s or lease guarantor’s bankruptcy proceeding could hinder or delay efforts to collect past-due balances under relevant leases, and could ultimately preclude collection of these sums. Such an event could cause a decrease or cessation of rental payments, which would result in a reduction in our cash flow and the amount available for distribution to limited partners holding Class A Units. In the event of a bankruptcy proceeding, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distribution to limited partners holding Class A Units may be adversely affected.

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

We generally will hold the various remaining real properties in which we are invested until such time as the General Partners determine that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until the sale of the properties is warranted, even if it appears that such objectives will not be met. Our General Partners intend to sell properties acquired for development after holding such properties for a period of eight to 12 years from the date the development is completed, and intend to sell existing income-producing properties within eight to 12 years after their acquisition, or as soon thereafter as market conditions permit. This is the period of time it typically takes to realize significant appreciation of the type of property in which we traditionally invest. However, our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon the termination of the Partnership as specified in the partnership agreement, or earlier if a majority of you vote to liquidate the Partnership pursuant to a formal proxy to liquidate. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the timing of liquidation of the Partnership and the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

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

We may be required to expend substantial funds for tenant improvements and tenant refurbishments to vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment were used for investment in Partnership properties, and we do not anticipate that we will maintain permanent working capital reserves. We also have no identified funding source to provide funds that may be required in the future for tenant improvements, tenant refurbishments and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments and other lease-up costs, cash distributions to limited partners holding Class A Units will be reduced or eliminated for potentially extended periods of time.

Concentration of Credit Risk

The Partnership maintains bank accounts with high-credit, quality financial institutions. At times, our cash balances may exceed the federally insured limits.

Marketability and Transferability Risks

There is no public trading market for your units.

There is no public market for your units, and we do not anticipate that any public trading market for your units will ever develop. If you attempt to sell your units, you would likely do so at substantially discounted prices on the secondary market. Further, our partnership agreement restricts our ability to participate in a public trading market or anything substantially equivalent to one by providing that any transfer which may cause us to be classified as a “publicly traded partnership” as defined in Section 7704 of the Internal Revenue Code shall be deemed void and shall not be recognized. Because classification of the Partnership as a “publicly traded partnership” may significantly decrease the value of your units, our General Partners intend to use their authority to the maximum extent possible to prohibit transfers of units, which could cause us to be classified as a “publicly traded partnership.”

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

The estimated unit valuations contained in this Annual Report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our properties in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General Partners are estimates only and are based on a number of assumptions that may not be accurate or complete and may or may not be applicable to any specific limited partnership units. Further, these estimated valuations are applicable only to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units. It also should be noted that as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties and the resulting value of the Partnership’s limited partnership units will naturally decline.

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

Leo F. Wells, III is one of our General Partners and is the president, treasurer, and sole director of Wells Capital, the general partner of Wells Partners, our other general partner. Therefore, one person has a primary role in determining what is in the best interest of the Partnership and its limited partners. Although Mr. Wells relies on the input of the officers and other employees of Wells Capital, he ultimately has the authority to make decisions affecting our Partnership operations. Therefore, Mr. Wells alone will determine the propriety of his own actions, which could result in a conflict of interest when he is faced with any significant decision relating to our Partnership affairs.

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

We may be selling properties at the same time as other Wells programs are buying and selling properties. We may have acquired or be selling properties in geographic areas where other Wells programs own properties or are trying to sell properties, which could lower the return on your investment.

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

Our federal income tax returns may be audited by the IRS. Any audit of the Partnership could result in an audit of your tax return, causing adjustments of items unrelated to your investment in the Partnership, in addition to adjustments to various Partnership items. In the event of any such adjustments, you might incur accountants’ or attorneys’ fees, court costs, and other expenses contesting deficiencies asserted by the IRS. You also may be liable for interest on any underpayment and certain penalties from the date your tax was originally due. The tax treatment of all Partnership items will generally be determined at the Partnership level in a single proceeding rather than in separate proceedings with each partner, and our General Partners are primarily responsible for contesting federal income tax adjustments proposed by the IRS. In this connection, our General Partners may extend the statute of limitations as to all partners and, in certain circumstances, may bind the partners to a settlement with the IRS. Further, our General Partners may cause us to elect to be treated as an “electing large partnership.” If they do, we could take advantage of simplified flow-through reporting of Partnership items. Adjustments to Partnership items would continue to be determined at the Partnership level, however, and any such adjustments would be accounted for in the year they take effect, rather than in the year to which such adjustments relate. Accordingly, if you make an election to change the status of your units between the years in which a tax benefit is claimed and an adjustment is made, you may suffer a disproportionate adverse impact with respect to any such adjustment. Further, our General Partners will have the discretion in such circumstances either to pass along any such adjustments to the partners or to bear such adjustments at the Partnership level, thereby potentially adversely impacting the holders of a particular class of units disproportionately to holders of the other class of units.

State and local taxes and a requirement to withhold state taxes may apply.

The state in which you reside may impose an income tax upon your share of our taxable income. Further, states in which we own properties may impose income taxes upon your share of our taxable income allocable to any Partnership property located in that state or other taxes on limited partnerships owning properties in their states. Many states have implemented or are implementing programs to require partnerships to withhold and pay state income taxes owed by nonresident partners relating to income-producing properties located in their states, and we may be required to withhold state taxes from cash distributions otherwise payable to you. In the event we are required to withhold state taxes from your cash distributions, or pay other state taxes, the amount of the net cash from operations otherwise payable to you would be reduced. In addition, such collection and filing requirements at the state level may result in increases in our administrative expenses, which would have the effect of reducing cash available for distribution to you. You are urged to consult with your own tax advisors with respect to the impact of applicable state and local taxes and state tax withholding requirements or other potential state taxes relating to an investment in our units.

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

There were no unresolved SEC staff comments as of December 31, 2010.

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

				Leased % as of December 31,
Joint Venture	Joint Venture Partners	Ownership %	Properties	2010	2009	2008	2007	2006
Fund VIII and Fund IX Associates (“Fund VIII-IX Associates”)	•Wells Real Estate Fund VIII, L.P. •Wells Real Estate Fund IX, L.P.	54.8% 45.2%	1. US Cellular Building A four-story office building located in Madison, Wisconsin	73%	76%	73%	73%	74%
			2. 14079 Senlac Drive(1) A one-story office building located in Farmers Branch, Texas	—	—	—	—	100%
			3. 305 Interlocken Parkway A two-story office building located in Broomfield, Colorado	100%	100%	100%	100%	100%

Fund VIII-IX-REIT Joint Venture (“Fund VIII-IX-REIT Associates”)(2)	•Fund VIII – Fund IX Associates •Piedmont Operating Partnership, LP	84.2% 15.8%	No properties owned during the periods presented.	—	—	—	—	—

The Fund IX, Fund X, Fund XI	•Wells Real Estate Fund IX, L.P.	39.0%	4. 1315 West Century Drive(3)	—	—	—	—	—
and REIT Joint Venture (“Fund IX-X-XI-REIT Associates”)	•Wells Real Estate Fund X, L.P. •Wells Real Estate Fund XI, L.P. •Piedmont Operating Partnership, LP	48.5% 8.8% 3.7%	A two-story office building located in Louisville, Colorado
			5. 360 Interlocken Building A three-story office building located in Broomfield, Colorado	100%	28%	30%	100%	100%
			6. Avaya Building(4) A one-story office building located in Oklahoma City, Oklahoma	—	100%	100%	100%	100%
			7. Iomega Building(5) A single-story warehouse and office building located in Ogden, Utah	—	—	—	—	100%

(1)	This property was sold in November 2007.

(2)	This joint venture was liquidated and dissolved in 2007.

(3)	This property was sold in December 2006.

(4)	This property was sold in October 2010.

(5)	This property was sold in January 2007.

Wells Real Estate Fund VIII, L.P., Wells Real Estate Fund X, L.P., and Wells Real Estate Fund XI, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations

As of December 31, 2010, the lease expirations scheduled during the following 10 years for all properties in which the Partnership held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2011(2)	1	48,627	$442,506	$200,013	27.8%	18.4%
2012(3)	1	4,364	96,008	37,472	2.5	4.0
2013(4)	1	74,717	1,052,015	475,511	42.7	43.8
2016(5)	1	4,832	68,856	26,874	2.8	2.9
2020(6)	1	42,463	743,103	290,033	24.2	30.9

	5	175,003	$2,402,488	$1,029,903	100.0%	100.0%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the joint venture that owns the leased property.

(2)	Expiration of Flextronics International USA, Inc. lease at 305 Interlocken Parkway (approximately 48,600 square feet).

(3)	Expiration of Lighthouse Financial, LLC lease at the 360 Interlocken Building (approximately 4,400 square feet).

(4)	Expiration of United States Cellular Operating Company lease at the US Cellular Building (approximately 74,700 square feet).

(5)	Expiration of Culver Financial lease at the 360 Interlocken Building (approximately 4,800 square feet).

(6)	Expiration of AVNET, Inc. lease at the 360 Interlocken Building (approximately 42,500 square feet).

Property Descriptions

The properties in which the Partnership owned an interest through the Joint Ventures during the periods presented are further described below:

US Cellular Building

The US Cellular Building is a four-story office building containing approximately 102,000 rentable square feet located in Madison, Wisconsin. United States Cellular Operating Company (“US Cellular”), a business unit of Telephone and Data Systems, occupied 100% of the building until 2006. In September 2006, Fund VIII-IX Associates completed a lease amendment with US Cellular that (i) extended the termination date of the lease from May 31, 2007 to January 31, 2013, (ii) reduced the square footage leased from approximately 102,000 square feet to approximately 75,000 square feet commencing January 1, 2007, (iii) allowed for a seven-month rental abatement period commencing July 1, 2006 through January 31, 2007, and (iv) reduced the contract rental rate following the rental abatement period. In June 2007, Fund VIII-IX Associates completed an additional lease amendment with US Cellular that extended the termination date of the lease to April 9, 2013 and allowed them to apply the remaining landlord-funded tenant allowance of approximately $171,000 as rental abatement. As of December 31, 2010, the annualized base rent payable for the US Cellular lease was approximately $991,000. The base rent increases by approximately 2% each January until 2013, when the annualized base rent payable will be approximately $1,052,000.

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

305 Interlocken Parkway

The 305 Interlocken Parkway property is a two-story office building containing approximately 49,000 rentable square feet located in Broomfield, Colorado. In November 2005, Fund VIII-IX Associates and Flextronics International USA, Inc. (“Flextronics”) entered into a 67-month lease for the entire property that commenced in January 2006 and will expire in August 2011. The lease allowed for rental abatements during the first seven months of the lease term. As of December 31, 2010, the annualized base rent payable was approximately $443,000 and remains the same through the expiration of the lease in August 2011. Flextronics intends to vacate the building at its scheduled lease expiration in August 2011.

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

360 Interlocken Building

The 360 Interlocken Building is a three-story, multi-tenant office building containing approximately 52,000 rentable square feet located on a 5.1-acre tract of land in Broomfield, Colorado. Approximately 36,200 square feet (or approximately 70% of the building) was under a lease with GAIAM, Inc. (“GAIAM”) through May 31, 2008. After fulfilling the terms of the lease, GAIAM vacated the space in May 2008, which remained vacant until November 2010. On September 2, 2010, Fund IX-X-IX-REIT Associates entered into a 120-month lease agreement with AVNET, Inc. (“AVNET”) for approximately 82% of the 360 Interlocken Building, which commenced on November 24, 2010 and extends through November 30, 2020 (with a one-time termination provision in September 2018). Following a ten-month base rental abatement period, annual base rent of $9.00 per square foot shall be payable through November 30, 2011. Effective December 1, 2011, annual base rent of $13.50 per square foot shall be payable and is scheduled to increase by $0.50 per square foot annually beginning on December 1, 2012 through the remainder of the lease term. The annualized base rent payable in 2020 will be approximately $743,000. The remainder of the building is leased to Culver Financial (approximately 10% of building, expiring June 2016) and Lighthouse Financial, LLC (approximately 8% of the building, expiring July 2012). In addition to monthly base rent, AVNET and Culver Financial are also required to reimburse the Registrant for the pro rata share of their operating expenses and real estate taxes for the 360 Interlocken Building. We are currently marketing this property for disposition.

Avaya Building

The Avaya Building is a one-story office building containing approximately 57,000 net rentable square feet on 5.3 acres of land in Oklahoma City, Oklahoma. The Avaya Building was 100% leased to Avaya, Inc. through January 31, 2015. On October 15, 2010, Fund IX-X-XI-REIT Associates sold the Avaya Building to an unrelated third party for a gross sale price of $5,300,000. As a result of the sale, the Partnership received net sale proceeds of approximately $1,994,000 and was allocated a gain of approximately $267,000.

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

Summary

As of February 28, 2011, 3,263,890 Class A Units and 236,110 Class B Units held by a total of 1,851 and 148 limited partners, respectively, were outstanding. Original capital contributions were equal to $10.00 per each limited partnership unit; to date, the Partnership has returned capital in the form of distributions of net sale proceeds to its limited partners equal to, on average, $3.70 per Class A Unit and $10.74 per Class B Unit, as further described below. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.

Unit Valuation

Because fiduciaries of retirement plans subject to ERISA and the IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in the Partnership’s Annual Report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom, plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, taking into account conversion elections as provided for in the partnership agreement.

The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2010. Utilizing the foregoing methodology, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of property values as of December 31, 2010, to be approximately $3.89 per Class A Unit and $3.79 per Class B Unit, based upon market conditions existing in early December 2010. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, how much limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense that would be involved in obtaining appraisals for all of the Partnership’s properties.

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

It should also be noted that as the Partnership’s properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that the Partnership has previously distributed net sale proceeds in the amount of $3.70 per Class A Unit and $10.74 per Class B Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received different levels of per-unit distributions.

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

Operating distributions to limited partners are accrued for accounting purposes in the quarter earned and paid to Class A limited partners in the following quarter. No operating cash distributions were paid to holders of Class A Units, Class B Units, or the General Partners during the years ended December 31, 2009 or 2010.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the fiscal years ended December 31, 2010, 2009, 2008, 2007, and 2006 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2010	2009	2008	2007	2006
Total assets	$10,366,982	$10,760,018	$10,823,347	$13,764,750	$18,154,520
Equity in income (loss) of Joint Ventures	$(185,621)	$146,803	$354,096	$1,405,997	$886,244
Net income (loss)	$(393,956)	$(38,198)	$201,691	$1,437,261	$778,873
Net income (loss) allocated to:
Class A Limited Partners	$(483,365)	$(37,795)	$423,474	$597,971	$778,160
Class B Limited Partners	$89,409	$0	$(222,186)	$840,003	$0
General Partners	$0	$(403)	$403	$(713)	$713
Net income (loss) per weighted-average Limited Partner Unit:
Class A	$(0.15)	$(0.01)	$ 0.13	$0.18	$0.24
Class B	$ 0.38	$ 0.00	$(0.94)	$3.53	$0.00
Operating cash distributions per weighted-average Class A Limited Partner Unit:
Investment income	$ 0.00	$ 0.00	$ 0.00	$0.00	$0.00
Return of capital	$ 0.00	$ 0.00	$ 0.14	$0.28	$0.27
Operating cash distributions per weighted-average Class B Limited Partner Unit:
Investment income	$ 0.00	$ 0.00	$ 0.00	$0.00	$0.00
Return of capital	$ 0.00	$ 0.00	$ 0.00	$0.00	$0.00
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Class A	$ 0.00	$ 0.00	$ 0.70	$1.44	$0.00
Class B	$ 0.00	$ 0.00	$ 0.91	$1.70	$0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” in Item 1A. of this report.

Overview

Portfolio Overview

We are currently in the positioning-for-sale phase of our life cycle. We have sold six of the nine properties in which we have held interests, following the sale of the Avaya Building in October 2010. On September 2, 2010, Fund IX-X-IX-REIT Associates entered into a 120-month lease agreement with AVNET for approximately 82% of the 360 Interlocken Building, which commenced on November 24, 2010 and extends through November 30, 2020. Our focus at this time involves leasing and marketing efforts that we believe will ultimately result in the best disposition pricing of our assets for our limited partners.

The fourth quarter 2010 operating distributions to limited partners were reserved. Our General Partners anticipate that operating distributions will continue to be reserved in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements for our remaining properties.

Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners, and minimize contingencies and potential post-closing obligations to buyers. As of February 28, 2011, the Partnership owned interests in three properties.

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

•

The 305 Interlocken Parkway property, located in the Broomfield submarket of Denver, Colorado, is 100% leased to Flextronics who intends to vacate the building at its scheduled lease expiration in August 2011. We are marketing the space in this building for lease.

•

The 360 Interlocken Building, located in the Broomfield submarket of Denver, Colorado, is 100% leased to three tenants. The major lease to AVNET for 82% of the building extends through November 2020. We are currently marketing this property for disposition.

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

As measured by the U.S. gross domestic product (“GDP”), the U.S. economy’s growth increased at an annual rate of 2.8% in the fourth quarter of 2010, according to estimates. This is an indication that the market has stabilized and an economic recovery is currently under way. For the full year of 2010, real GDP increased 2.8% compared with a 2.6% decrease in 2009. The main contributors to the increase in real GDP growth in 2010 were positive contributions from personal consumption expenditures, private domestic investment, and government consumption expenditures. While management believes the U.S. economy is beginning to show signs of recovery, we believe this recovery will be gradual and that downside risks related to factors, such as employment and housing, still exist.

Real estate market fundamentals underlying the U.S. office markets continued to deteriorate in 2010, as evidenced by a vacancy rate of 17.6% for the fourth quarter compared with 17.0% vacancy this same time a year ago. There was negative net absorption of 14.5 million square feet in 2010, in addition to the 79 million square feet of negative absorption in 2009. As anticipated, average rents have also declined from a $27.79 rate in fourth quarter 2009 to current rates of $27.53, a 0.94% decline. On a positive note, however, fourth quarter numbers show a positive net absorption of 2.5 million square feet, the first quarter of positive absorption since 2007, and a stabilization in vacancy rates and rental rates. Additionally, as the overall economy continues to improve, the office market should follow suit with modestly improving fundamentals in 2011.

Transaction volume for office properties increased significantly in 2010 with over $41 billion in transactions, more than doubling 2009 activity of $17.3 billion. Fourth quarter 2010 activity was $18.7 billion, which was more than all of 2009 activity combined. Much of the sales activity was made up of portfolio transactions and larger deals concentrated in major markets such as New York; Washington, D.C.; and Chicago. Capitalization rates (first year income returns) also experienced sharp declines in 2010, dropping nearly 200 basis points overall. Average central business district capitalization rates finished the year at 6.2%, a 225 basis point reduction from 2009, and suburban rates averaged 7.7%, 135 basis points lower than 2009. Both exchange-listed REITs and non traded REITs were the largest buyers of real estate in 2010 with over $8 billion of total transaction activity. Commercial mortgage-backed securities also made a return in 2010 which bodes well for 2011 financing expectations.

After a sluggish office market in 2009, recent transaction activity suggests that the market has bottomed out and headed toward an even stronger, healthier recovery. Nevertheless, the majority of transactions in 2010 continued to be well-tenanted assets in primary markets. This disparity is largely determined by cash flow quality, investor profile, and location of the asset. Properties that are in top-tier markets with credit tenants and lack of near-term lease rollover are commanding significantly higher prices and lower capitalization rates than properties lacking these qualities. Recent pricing spreads and sales volumes in Washington, D.C.; New York; San Francisco; Boston; Chicago; and other desirable markets validate this trend. Additionally, rising delinquencies and looming debt maturities could force distressed sellers to dispose of assets at discounted prices. Even though evidence shows little distressed office sales compared to the amount of distressed assets, in the fourth quarter of 2010, distressed office sales exceeded the previous three quarters combined and accounted for 17% of all office transactions in the fourth quarter of 2010. Cash buyers should be in prime position to capitalize on these distressed situations should they occur.

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

Short-Term Liquidity

During the year ended December 31, 2010, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $306,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. During 2010, we withheld such net operating cash flows primarily to fund our pro rata share of anticipated re-leasing costs for our remaining properties. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that future operating distributions from the Joint Ventures may decline in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs for our remaining properties.

During the year ended December 31, 2010, we invested approximately $753,000 in Fund IX-X-XI-REIT Associates to fund our pro rata share of re-leasing costs for the 360 Interlocken Building and the Avaya Building.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $21,000, as of December 31, 2010.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the properties owned by the Joint Ventures and net proceeds generated from the sale of those properties. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Ventures, to fund our pro rata share of leasing costs and capital expenditures necessary to position our properties for sale. To the extent that residual operating cash flows remain after considering these funding requirements, we would then distribute such residual operating cash flow to the limited partners.

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

As of December 31, 2010, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds		Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2010	Undistributed Net Sale Proceeds as of December 31, 2010
					Amount	Purpose
305 Interlocken Parkway (early termination in 2004)	$800,000	(1)	45.2%	$361,626	$0	—	$361,626	$0

15253 Bake Parkway (sold in 2004)	$11,892,035		38.1%	4,526,770	237,910	• Re-leasing 15253 Bake Parkway (2004)	4,288,860	0

Alstom Power – Knoxville Building (sold in 2005)	$11,646,089		39.0%	4,545,538	0	—	4,545,538	0

1315 West Century Drive (sold in 2006)	$8,059,625		39.0%	3,145,720	0	—	3,145,720	0

Iomega Building (sold in 2007)	$4,685,151		39.0%	1,828,642	0	—	1,828,642	0

14079 Senlac Drive (sold in 2007)	$5,107,237		45.2%	2,308,640	0	—	1,529,615	779,025

Avaya Building (sold in 2010)	$5,107,662		39.0%	1,993,551	0	—	0	1,993,551

Total				$18,710,487	$237,910		$15,700,001	$2,772,576

(1)	Represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds in the near term to fund our pro rata share of anticipated re-leasing costs for our remaining properties.

Results of Operations

Comparison of the year ended December 31, 2009 vs. the year ended December 31, 2010

Equity in Income (Loss) of Joint Ventures

Equity in income (loss) of Joint Ventures decreased from $146,803 for the year ended December 31, 2009 to $(185,621) for the year ended December 31, 2010. This decrease is primarily attributable to the impairment loss recognized by Fund IX-X-XI-REIT Associates related to the 360 Interlocken Building in the second quarter of 2010, of which approximately $565,000 was allocated to the Partnership, partially offset by the gain recognized from the sale of the Avaya Building in October 2010 of which $267,000 was allocated to the Partnership.

We anticipate earning equity in income of Joint Ventures in 2011, as compared to the loss incurred for the year ended December 31, 2010, as a result of recognizing a non-recurring impairment loss at the 360 Interlocken Building in the second quarter of 2010.

Interest and Other Income

Interest and other income decreased from $3,021 for the year ended December 31, 2009 to $2,887 for the year ended December 31, 2010. This decrease is primarily a result of a decline in the average daily yield, partially offset by an increase in the average outstanding cash balance following the receipt of net sale proceeds from the disposition of the Avaya Building.

Future levels of interest income will be largely dependent on the timing of future property dispositions and net sale proceeds distributions to the limited partners, the amount of operating cash needed to invest in the Joint Ventures related to funding re-leasing costs and capital expenditures, and fluctuations in the average daily yield.

General and Administrative Expenses

General and administrative expenses increased from $188,022 for the year ended December 31, 2009 to $211,222 for the year ended December 31, 2010. This increase is attributable to a temporary difference in accounting fees related to the timing of work performed by our external accountants and additional administrative reimbursements resulting primarily from a reduction in the economies of scale available to the Partnership for investor support services.

We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.

Comparison of the year ended December 31, 2008 vs. the year ended December 31, 2009

Equity in Income of Joint Ventures

Equity in income of Joint Ventures decreased from $354,096 for the year ended December 31, 2008 to $146,803 for the year ended December 31, 2009. This decrease is primarily attributable to (i) the expiration of the lease with the majority tenant at the 360 Interlocken Building in May 2008, (ii) a decline in rental income at the US Cellular Building related to a decline in occupancy in December 2008, partially offset by (iii) higher repair and maintenance expenses incurred in 2008 at the US Cellular Building.

Interest and Other Income

Interest and other income decreased from $50,753 for the year ended December 31, 2008 to $3,021 for the year ended December 31, 2009. This decrease is primarily a result of a decrease in the average amount of net sale proceeds held during the respective periods as a result of the distribution of net sale proceeds to the limited partners in May 2008, as well as a decrease in the average daily yield.

General and Administrative Expenses

General and administrative expenses decreased from $203,158 for the year ended December 31, 2008 to $188,022 and for the year ended December 31, 2009. This decrease is primarily attributable to a decline in legal services in 2009 and a temporary difference in accounting fees related to the timing of work performed by our external accountants in 2009 as compared with the prior year.

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

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data are detailed under Item 15 (a) and filed as part of the report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2010 and 2009.

ITEM 9A.	CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2010. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2010 in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2010. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2010.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the

Partnership’s registered public accounting firm pursuant to SEC rules adopted in conformity with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2010, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Partners

The sole general partner of Wells Partners, one of our General Partners, is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”). Wells Capital or its affiliates serve as the advisor to Wells Real Estate Investment Trust II, Inc.; Wells Core Office Income REIT, Inc. (formerly Wells Real Estate Investment Trust III, Inc.); and Wells Timberland REIT, Inc. (collectively, the “Wells REITs”), each of which is a Maryland corporation. In these capacities, Wells Capital performs certain services for Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 67, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is the general partner of Wells Partners, our other general partner. He is also the sole stockholder, president, and sole director of WREF, the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells Asset Management, Inc.;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is a director of Wells Real Estate Investment Trust II, Inc. and the president and a director of Wells Core Office Income REIT, Inc., which are public real estate programs not listed on a securities exchange. He is also the president of Wells Timberland REIT, Inc., which is also a public real estate program not listed on a securities exchange. From 1998 to 2007, Mr. Wells served as president and Chairman of the Board of Piedmont REIT, formerly known as Wells Real Estate Investment Trust, Inc., a public, non-traded REIT sponsored by WREF, until April 16, 2007, when Piedmont REIT acquired certain entities formerly affiliated with WREF and became a self-advised REIT.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company. From 1980 to February 1985, he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is an inaugural sponsor of the Financial Services Institute.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the general partner of our general partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC’s Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a).

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as the corporate general partner of one of the General Partners of the Partnership, Wells Capital has established a Financial Oversight Committee consisting of Douglas P. Williams, as the Principal Financial Officer; Randall D. Fretz, as the Senior Vice President of Wells Capital; and Kevin Race, as Chief of Financial Strategy. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review, and oversight of the work of our independent registered public accountant, and establishing and enforcing the code of ethics. However, since neither the Partnership nor its corporate general partner has an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, we do not have an “audit committee financial expert.”

Code of Ethics

The Partnership has adopted a code of ethics applicable to Wells Capital’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller, or other employees of Wells Capital performing similar functions on behalf of the Partnership, if any. The code of ethics is contained in the Business Standards/Code of Conduct/General Policies established by WREF. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830 or 770-243-8282.

ITEM 11.	COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

While the Partnership is managed by the General Partners and their affiliates, it does not pay any salaries or other compensation directly to the General Partners or to any of the General Partners’ individual employees, officers, or directors. Further, the Partnership does not employ, and is not managed by, any of its own employees, officers, or directors. Accordingly, no compensation has been awarded to, earned by, or paid to any such individuals in connection with the operation or management of the Partnership. Due to our current management structure and our lack of any employees, officers, or directors, no discussion and analysis of compensation paid by the Partnership, tabular information concerning salaries, bonuses, and other types of compensation to executive officers or directors of the Partnership, or other information regarding compensation policies and practices of the Partnership has been included in this Annual Report on Form 10-K.

See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	One limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership.

Title of Class	Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	1111 Polaris Parkway, Suite 2N Columbus, OH 43240	520,833.333 Units(1)	14.88%

(1)	Multiple beneficiaries in the Macomb County Employee Retirement System own Class A Units through a pension plan.

(b)	Set forth below is the security ownership of management as of February 28, 2011.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	2,155.502 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 2,155.502 Class A Units through an individual retirement account.

(c)	No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners or their affiliates in connection with our operations are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions, and limited partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sales proceeds for the year ended December 31, 2010.

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management, an affiliate of the General Partners, receives compensation for asset management and the management and leasing of our properties owned through Joint Ventures equal to (a) 3% for management services and 3% of for leasing services of the gross revenues collected monthly; plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties that are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statement of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $68,260, $80,579, and $90,650 for the years ended December 31, 2010, 2009, and 2008, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $120,524, $110,913, and $105,572 payable to Wells Capital and Wells Management for the years ended December 31, 2010, 2009, and 2008, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2010, 2009, or 2008.

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

Fees Paid to the Independent Registered Public Accountants

Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since September 22, 2006. All such fees are recognized in the period to which the services relate. A portion of such fees is allocated to the joint ventures in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Frazier & Deeter, LLC, including the audit of the Partnership’s annual financial statements, for the fiscal years ended December 31, 2010 and 2009, are set forth in the table below.

	Frazier & Deeter, LLC
	2010	2009
Audit Fees	$48,715	$42,310
Audit-Related Fees	0	0
Tax Fees	0	0
Other Fees	0	0

Total	$48,715	$42,310

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

During the fiscal years ended December 31, 2010 and 2009, 100% of the services performed by Frazier & Deeter, LLC described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee. In addition, fees were incurred for tax services performed by an accounting firm separate from the Partnership’s independent registered public accountants in each year presented.

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

WELLS REAL ESTATE FUND IX, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P.
(General Partner)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

March 22, 2010	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 22, 2010	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND IX, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund IX, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund IX, L.P. (the “Partnership) as of December 31, 2010 and 2009, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund IX, L.P. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 22, 2011

WELLS REAL ESTATE FUND IX, L.P.

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

ASSETS

	2010	2009
Investment in joint ventures	$7,186,841	$9,129,644
Cash and cash equivalents	3,059,524	1,512,912
Due from joint ventures	120,617	117,462

Total assets	$10,366,982	$10,760,018

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$11,515	$7,014
Due to affiliates	9,664	13,245

Total liabilities	21,179	20,259

Commitments and contingencies

Partners’ Capital:
Limited partners:
Class A – 3,263,890 units issued and outstanding	10,256,394	10,739,759
Class B – 236,110 units issued and outstanding	89,409	0
General partners	0	0

Total partners’ capital	10,345,803	10,739,759

Total liabilities and partners’ capital	$10,366,982	$10,760,018

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
EQUITY IN INCOME (LOSS) OF JOINT VENTURES	$(185,621)	$146,803	$354,096

INTEREST AND OTHER INCOME	2,887	3,021	50,753

GENERAL AND ADMINISTRATIVE EXPENSES	211,222	188,022	203,158

NET INCOME (LOSS)	$(393,956)	$(38,198)	$201,691

NET INCOME (LOSS) ALLOCATED TO:
CLASS A LIMITED PARTNERS	$(483,365)	$(37,795)	$423,474

CLASS B LIMITED PARTNERS	$89,409	$0	$(222,186)

GENERAL PARTNERS	$0	$(403)	$403

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CLASS A	$(0.15)	$(0.01)	$ 0.13

CLASS B	$ 0.38	$ 0.00	$(0.94)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CLASS A	3,263,890	3,263,890	3,263,890

CLASS B	236,110	236,110	236,110

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2007	3,263,890	$13,092,430	236,110	$436,101	$0	$13,528,531

Net income (loss)	0	423,474	0	(222,186)	403	201,691
Distributions of operating cash flow ($0.14 per weighted-average Class A Unit)	0	(452,263)	0	0	0	(452,263)
Distributions of net sale proceeds ($0.70 and $0.91 per weighted- average Class A Unit and Class B Unit, respectively)	0	(2,286,087)	0	(213,915)	0	(2,500,002)

BALANCE, December 31, 2008	3,263,890	10,777,554	236,110	0	403	10,777,957

Net loss	0	(37,795)	0	0	(403)	(38,198)

BALANCE, December 31, 2009	3,263,890	10,739,759	236,110	0	0	10,739,759

Net income (loss)	0	(483,365)	0	89,409	0	(393,956)

BALANCE, December 31, 2010	3,263,890	$10,256,394	236,110	$89,409	$0	$10,345,803

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(393,956)	$(38,198)	$201,691
Operating distributions received from joint ventures	513,767	623,324	839,275
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (income) loss of joint ventures	185,621	(146,803)	(354,096)
Operating changes in assets and liabilities:
Decrease in other assets	0	1,605	11,678
Increase (decrease) in accounts payable and accrued expenses	4,501	(29,059)	12,737
(Decrease) increase in due to affiliates	(3,581)	3,928	489

Net cash provided by operating activities	306,352	414,797	711,774

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	1,993,551	0	0
Investment in joint ventures	(753,291)	0	0

Net cash provided by investing activities	1,240,260	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners in excess of accumulated operating income	0	0	(656,318)
Net sale proceeds distributions paid to limited partners	0	0	(2,500,002)

Net cash used in financing activities	0	0	(3,156,320)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,546,612	414,797	(2,444,546)

CASH AND CASH EQUIVALENTS, beginning of year	1,512,912	1,098,115	3,542,661

CASH AND CASH EQUIVALENTS, end of year	$3,059,524	$1,512,912	$1,098,115

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009, AND 2008

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

Evaluating the Recoverability of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as little, if any, related market activity or information is available. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Partnership may assign an estimated probability-weighting to more than one fair value estimate based on the Partnership’s assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Partnership’s outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

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

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASU 2010-6”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Partnership beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for the Partnership on January 1, 2011. The adoption of ASU 2010-6 has not had, and is not expected to have, a material impact on the Partnership’s financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES

Impairment of Real Estate Assets

In connection with recurring quarterly review processes, Fund IX-X-XI-REIT Associates evaluated the recoverability of the carrying value of the 360 Interlocken Building pursuant to the accounting policy outlined in Note 2 above and determined that it was not recoverable, as compared to the estimated fair value, due to refining the disposition strategy for the Partnership and, consequently, shortening the estimated holding period of this asset in the second quarter of 2010. Accordingly, Fund IX-X-XI-REIT Associates reduced the carrying value of the 360 Interlocken Building to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $1,448,000 (approximately $565,000 of which was allocated to the Partnership) in the second quarter of 2010. This impairment loss is included in income (loss) from continuing operations for the year ended December 31, 2010 in the Summary of Financial Information table below.

The fair value measurements used in this evaluation of nonfinancial assets are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs (see “Evaluating the Recoverability of Real Estate Assets” in Note 2). Examples of inputs that Fund IX-X-XI-REIT Associates utilized in its fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices. In addition, Fund IX-X-XI-REIT Associates assigned an estimated probability weighting to more than one fair value estimate based on Fund IX-X-XI-REIT Associates’ assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. The table below represents the detail of the adjustment recognized during the year ended December 31, 2010 using Level 3 inputs.

Property	Net Book Value	Impairment Loss Recognized(1)	Fair Value
360 Interlocken Building	$6,516,400	$1,448,217	$5,068,183

(1)	Represents impairment loss recognized by Fund IX-X-XI-REIT Associates.

Due from Joint Ventures

As of December 31, 2010 and 2009, due from joint ventures represents the Partnership’s share of operating cash flow to be distributed from Fund VIII-IX Associates for the fourth quarters of 2010 and 2009, respectively.

Summary of Investments

The Partnership’s investments and approximate ownership percentages in the Joint Ventures as of December 31, 2010 and 2009 are summarized below:

	2010		2009
	Amount	Percentage	Amount	Percentage
Fund VIII-IX Associates	$4,557,461	45%	$4,912,969	45%
Fund IX-X-XI-REIT Associates	2,629,380	39%	4,216,675	39%

	$7,186,841		$9,129,644

Summary of Activity

Roll-forwards of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2010 and 2009 are presented below:

	2010	2009
Investment in Joint Ventures, beginning of year	$9,129,644	$9,555,524
Equity in income (loss) of Joint Ventures	(185,621)	146,803
Contributions to Joint Ventures	753,291	0
Distributions from Joint Ventures	(2,510,473)	(572,683)

Investment in Joint Ventures, end of year	$7,186,841	$9,129,644

Summary of Financial Information

Condensed financial information for the Joint Ventures in which the Partnership held an interest as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009, and 2008 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2010	2009	2010	2009	2010	2009
Fund VIII-IX Associates	$10,835,946	$11,591,640	$753,783	$723,013	$10,082,163	$10,868,627
Fund IX-X-XI-REIT Associates	7,218,303	11,048,832	481,567	245,301	6,736,736	10,803,531

	$18,054,249	$22,640,472	$1,235,350	$968,314	$16,818,899	$21,672,158

	Total Revenues			Income (loss) From Continuing Operations			Income (loss) From Discontinued Operations			Net Income (loss)
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008
Fund VIII-IX Associates	$1,960,816	$2,001,281	$2,444,083	$357,084	$339,909	$584,649	$ 0	$ 0	$(239)	$357,084	$339,909	$584,410
Fund IX-X-XI-REIT Associates	331,398	297,110	607,769	(1,886,771)	(515,256)	(272,083)	997,638	497,713	502,474	(889,133)	(17,543)	230,391

	$2,292,214	$2,298,391	$3,051,852	$(1,529,687)	$(175,347)	$312,566	$997,638	$497,713	$502,235	$(532,049)	$322,366	$814,801

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	2010			2009			2008
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total	Operating Income (Loss)	Gain on Sale	Total
Fund VIII-IX Associates	$ 0	$ 0	$ 0	$0	$0	$0	$(239)	$0	$(239)
Fund IX-X-XI-REIT Associates	313,162	684,476	997,638	497,713	0	497,713	502,474	0	502,474

	$313,162	$684,476	$997,638	$497,713	$0	$497,713	$502,235	$0	$502,235

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly; plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies; or (b) in the case of commercial properties leased on a long-term net basis (10 or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $68,260, $80,579, and $90,650 for the years ended December 31, 2010, 2009, and 2008, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $120,524, $110,913, and $105,572 payable to Wells Capital and Wells Management for the years ended December 31, 2010, 2009, and 2008, respectively, which are included in general and administrative expenses in the accompanying statements of operations. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly, and generally invoices the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of December 31, 2010 and 2009 represents administrative reimbursements and/or bill- backs due to Wells Capital and/or Wells Management.

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

A reconciliation of the Partnership’s financial statement net income (loss) to net income presented in accordance with the federal income tax basis of accounting is as follows for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Financial statement net income (loss)	$(393,956)	$(38,198)	$201,691
Adjustments in net income resulting from:
Bad debt (recoveries) expense for financial reporting purposes in excess of amounts for income tax purposes	0	(1,561)	1,561
Depreciation expense for financial reporting purposes greater than amounts for income tax purposes	18,534	18,521	17,366
Rental income accrued for financial reporting purposes less than amounts for income tax purposes	106,025	93,642	153,793
Gain on sale of property for financial reporting purposes in excess of income tax purposes	(72,753)	0	0
Impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	565,248	0	0
Other	(65,455)	(30,403)	63,329

Income tax basis net income	$157,643	$42,001	$437,740

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the federal income tax basis of accounting, is as follows for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Financial statement partners’ capital	$10,345,803	$10,739,759	$10,777,957
Increase (decrease) in partners’ capital resulting from:
Accumulated meals and entertainment	390	390	390
Accumulated bad debt expense, net, for financial reporting purposes greater than amounts for income tax purposes	381	381	1,942
Accumulated depreciation expense for financial reporting purposes greater than amounts for income tax purposes	3,867,033	3,848,499	3,829,978
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	5,223,360	5,223,360	5,223,360
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(305,394)	(411,419)	(505,061)
Accumulated expenses deductible when paid for income tax purposes less than amounts accrued for financial reporting purposes	464	464	464
Accumulated expenses capitalized for income tax purposes greater than amounts deducted for financial reporting purposes	10,145	10,145	10,145
Accumulated gains on sale of properties for financial reporting purposes in excess of income tax purposes	(1,620,688)	(1,547,935)	(1,547,935)
Accumulated impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	703,543	138,295	138,295
Other	(101,161)	(35,706)	(5,303)

Income tax basis partners’ capital	$18,123,876	$17,966,233	$17,924,232

7.	QUARTERLY RESULTS (UNAUDITED)

A summary of the unaudited quarterly financial information for the years ended December 31, 2010 and 2009 is presented below:

	2010 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income (loss) of joint ventures	$33,526	$(521,255)	$37,828	$264,280
Interest and other income	$458	$462	$482	$1,485
Net income (loss)	$(30,731)	$(570,337)	$(2,105)	$209,217
Net income (loss) allocated to:
Class A limited partners	$(30,731)	$(570,337)	$(2,105)	$119,808
Class B limited partners	$0	$0	$0	$89,409
General partners	$0	$0	$0	$0
Net income (loss) per weighted-average limited partner unit:
Class A	$(0.01)	$(0.17)	$(0.00)	$0.03
Class B	$ 0.00	$ 0.00	$ 0.00	$0.38
Distribution of operating cash per weighted-average limited partner unit:
Class A	$ 0.00	$ 0.00	$ 0.00	$0.00
Class B	$ 0.00	$ 0.00	$ 0.00	$0.00
Distribution of net property sale proceeds per weighted-average limited partner unit:
Class A	$ 0.00	$ 0.00	$ 0.00	$0.00
Class B	$ 0.00	$ 0.00	$ 0.00	$0.00

	2009 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$37,739	$53,422	$41,517	$14,125
Interest and other income	$1,461	$651	$436	$473
Net income (loss)	$(21,626)	$8,978	$5,987	$(31,537)
Net income (loss) allocated to:
Class A limited partners	$(21,410)	$8,888	$5,987	$(31,260)
Class B limited partners	$0	$0	$0	$0
General partners	$(216)	$90	$0	$(277)
Net income (loss) per weighted-average limited partner unit:
Class A(a)	$(0.01)	$0.00	$0.00	$(0.01)
Class B	$ 0.00	$0.00	$0.00	$ 0.00
Distribution of operating cash per weighted-average limited partner unit:
Class A	$ 0.00	$0.00	$0.00	$ 0.00
Class B	$ 0.00	$0.00	$0.00	$ 0.00
Distribution of net property sale proceeds per weighted-average limited partner unit:
Class A	$ 0.00	$0.00	$0.00	$ 0.00
Class B	$ 0.00	$0.00	$0.00	$ 0.00

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

8.	GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs for the years ended December 31, 2010, 2009, and 2008, are composed of the following items:

	2010	2009	2008
Salary reimbursements	$120,524	$110,913	$105,572
Printing expenses	34,182	31,004	33,265
Independent accounting fees	26,464	16,437	24,562
Postage and delivery expenses	11,698	11,526	10,621
Legal fees	10,742	13,086	22,495
Other professional fees	3,049	2,110	4,035
Computer costs	2,594	2,378	1,700
Filing fees	1,263	510	908
Bank service charges	706	58	0

Total general and administrative costs	$211,222	$188,022	$203,158

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund VIII and Fund IX Associates:

We have audited the accompanying balance sheets of Fund VIII and Fund IX Associates (the “Joint Venture”) as of December 31, 2010 and 2009, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund VIII and Fund IX Associates as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 22, 2011

FUND VIII AND FUND IX ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

ASSETS

	2010	2009
Real estate assets, at cost:
Land	$1,825,673	$1,825,673
Building and improvements, less accumulated depreciation of $6,538,783 and $6,089,061 at December 31, 2010 and 2009, respectively	7,465,358	7,915,080

Total real estate assets	9,291,031	9,740,753

Cash and cash equivalents	930,232	897,242
Tenant receivables	341,400	505,992
Deferred leasing costs, less accumulated amortization of $789,626 and $614,943 at December 31, 2010 and 2009, respectively	269,521	444,204
Other assets	3,762	3,449

Total assets	$10,835,946	$11,591,640

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$272,743	$214,992
Due to affiliate	13,303	23,415
Deferred income	200,933	224,780
Partnership distributions payable	266,804	259,826

Total liabilities	753,783	723,013

Partners’ capital:
Wells Real Estate Fund VIII, L.P.	5,524,701	5,955,658
Wells Real Estate Fund IX, L.P.	4,557,462	4,912,969

Total partners’ capital	10,082,163	10,868,627

Total liabilities and partners’ capital	$10,835,946	$11,591,640

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
REVENUES:
Rental income	$1,208,563	$1,229,732	$1,541,645
Reimbursement income	752,249	771,549	895,539
Interest and other income	4	0	6,899

Total revenues	1,960,816	2,001,281	2,444,083

EXPENSES:
Property operating costs	749,946	814,519	994,514
Management and leasing fees:
Related-party	129,342	140,728	148,253
Other	25,464	27,196	24,480
Depreciation	449,722	449,722	449,722
Amortization	121,153	118,700	121,104
General and administrative	128,105	110,507	121,361

Total expenses	1,603,732	1,661,372	1,859,434

NET INCOME FROM CONTINUING OPERATIONS	357,084	339,909	584,649

OPERATING LOSS FROM DISCONTINUED OPERATIONS	0	0	(239)

NET INCOME	$357,084	$339,909	$584,410

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	Wells Real Estate Fund VIII, L.P.	Wells Real Estate Fund IX, L.P.	Total Partners’ Capital
Balance, December 31, 2007	$6,749,189	$5,567,574	$12,316,763

Net income	320,237	264,173	584,410
Partnership distributions	(707,651)	(583,760)	(1,291,411)

Balance, December 31, 2008	6,361,775	5,247,987	11,609,762

Net income	186,259	153,650	339,909
Partnership distributions	(592,376)	(488,668)	(1,081,044)

Balance, December 31, 2009	5,955,658	4,912,969	10,868,627

Net income	195,670	161,414	357,084
Partnership distributions	(626,627)	(516,921)	(1,143,548)

Balance, December 31, 2010	$5,524,701	$4,557,462	$10,082,163

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$357,084	$339,909	$584,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	449,722	449,722	449,722
Amortization	174,683	172,229	182,560
Changes in assets and liabilities:
Decrease (increase) in tenant receivables	164,592	283,497	(49,745)
(Increase) decrease in other assets	(313)	1,124	7,176
Increase (decrease) in accounts payable and accrued expenses	57,751	(81,079)	104,483
(Decrease) increase in due to affiliate	(10,112)	8,914	2,480
(Decrease) increase in deferred income	(23,847)	31,560	70,087

Net cash provided by operating activities	1,169,560	1,205,876	1,351,173

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for deferred leasing costs	0	0	(669)

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions to joint venture partners in excess of accumulated earnings	(1,136,570)	(1,193,074)	(1,242,952)

NET INCREASE IN CASH AND CASH EQUIVALENTS	32,990	12,802	107,552

CASH AND CASH EQUIVALENTS, beginning of year	897,242	884,440	776,888

CASH AND CASH EQUIVALENTS, end of year	$930,232	$897,242	$884,440

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Partnership distributions payable	$266,804	$259,826	$371,856

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009, AND 2008

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

Evaluating the Recoverability of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of the real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the respective assets’ carrying values, management adjusts the real estate assets to the respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2010.

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Joint Venture has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Joint Venture may assign an estimated probability-weighting to more than one fair value estimate based on the Joint Venture’s assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Joint Venture’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Joint Venture’s outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2010 or 2009.

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

Other Assets

Other assets is comprised of prepaid expenses. Management assesses the collectibility of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified. No such allowances have been recorded as of December 31, 2010 or 2009.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund VIII and Fund IX held ownership interests in the Joint Venture of approximately 55% and 45%, respectively, for the years ended December 31, 2010 and 2009. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets. Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

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

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASU 2010-6”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Joint Venture beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for the Joint Venture on January 1, 2011. The adoption of ASU 2010-6 has not had, and is not expected to have, a material impact on the Joint Venture’s financial statements or disclosures.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Fund VIII and Fund IX entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of their general partners. In accordance with the property management and leasing agreements, Wells Management receives compensation for the management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies; or (b) in the case of commercial properties which are leased on a long-term net basis (10 or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. During the years ended December 31, 2010, 2009, and 2008, the Joint Venture incurred management and leasing fees that are payable to Wells Management of $129,342, $140,728, and $148,253, respectively.

Administrative Reimbursements

Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2010, 2009, and 2008, the Joint Venture incurred administrative expenses of $21,124, $22,614, and $16,228, respectively, payable to Wells Management for these services.

Due to Affiliate

As presented in the accompanying balance sheets, due to affiliate as of December 31, 2010 and 2009 represents amounts due to Wells Management for the following items:

	2010	2009
Property management fees	$11,550	$19,097
Administrative reimbursements	1,753	4,318

	$13,303	$23,415

4.	DISCONTINUED OPERATIONS

In accordance with the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, the Joint Venture has classified the results of operations related to 14079 Senlac Drive, which was sold on November 29, 2007, as discontinued operations in the accompanying statements of operations. The details comprising loss from discontinued operations are presented below:

	2010	2009	2008
Interest and other income	$0	$0	$438

Total property revenues	0	0	438
General and administrative	0	0	677

Total expenses	0	0	677

Operating loss from discontinued operations	$0	$0	$(239)

5.	RENTAL INCOME

The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2010, is presented below:

Year ending December 31:
2011	$1,305,925
2012	1,031,095
2013	289,304
Thereafter	0

$2,626,324

Two tenants generated approximately 70% and 30% of contractual rental income for the year ended December 31, 2010, and two tenants will generate approximately 89% and 11% of future contractual rental income.

FUND VIII AND FUND IX ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2010

		Initial Cost		Costs Capitalized Subsequent To Acquisition(c)	Gross Carrying Amount as of December 31, 2010
Description	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation(d)	Date of Construction	Date Acquired
US CELLULAR BUILDING(a)	None	$896,698	$9,589,088	$(1,721,136)	$896,698	$7,867,952	$0	$8,764,650	$3,517,078	1997	06/17/96

305 INTERLOCKEN PARKWAY(b)	None	928,975	6,158,796	(22,607)	928,975	6,136,189	0	7,065,164	3,021,705	1997	02/20/97

Total		$1,825,673	$15,747,884	$(1,743,743)	$1,825,673	$14,004,141	$0	$15,829,814	$6,538,783

(a)	The US Cellular Building is a four-story office building located in Madison, Wisconsin.

(b)	305 Interlocken Parkway is a two-story office building located in Broomfield, Colorado.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated capitalized costs.

(d)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

FUND VIII AND FUND IX ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPREC IATION

DECEMBER 31, 2010

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2007	$15,829,814	$5,189,617

Additions	0	449,722

BALANCE AT DECEMBER 31, 2008	15,829,814	5,639,339

Additions	0	449,722

BALANCE AT DECEMBER 31, 2009	15,829,814	6,089,061

Additions	0	449,722

BALANCE AT DECEMBER 31, 2010	$15,829,814	$6,538,783

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

The Fund IX, Fund X, Fund XI and REIT Joint Venture:

We have audited the accompanying balance sheets of The Fund IX, Fund X, Fund XI and REIT Joint Venture (the “Joint Venture”) as of December 31, 2010 and 2009, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Fund IX, Fund X, Fund XI and REIT Joint Venture as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 22, 2011

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

ASSETS

	2010	2009
Real estate assets, at cost:
Land	$1,650,070	$2,701,208
Building and improvements, less accumulated depreciation of $3,356,998 and $4,785,268 at December 31, 2010 and 2009, respectively	4,781,248	7,813,114
Construction in progress	0	143,044

Total real estate assets, net	6,431,318	10,657,366

Cash and cash equivalents	89,265	163,300
Tenant receivables	112,297	56,169
Deferred leasing costs, less accumulated amortization of $44,138 and $268,934 at December 31, 2010 and 2009, respectively	528,149	159,000
Other assets	57,274	12,997

Total assets	$7,218,303	$11,048,832

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$228,631	$221,786
Accrued capital expenditures and deferred leasing costs	205,844	0
Due to affiliates	106	6,108
Deferred income	46,986	17,407

Total liabilities	481,567	245,301

Partners’ capital:
Wells Real Estate Fund IX, L.P.	2,629,381	4,216,675
Wells Real Estate Fund X, L.P.	3,266,719	5,238,761
Wells Real Estate Fund XI, L.P.	592,015	949,430
Piedmont Operating Partnership, LP	248,621	398,665

Total partners’ capital	6,736,736	10,803,531

Total liabilities and partners’ capital	$7,218,303	$11,048,832

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
REVENUES:
Rental income	$274,281	$276,546	$562,942
Tenant reimbursements	57,117	20,564	41,350
Interest and other income	0	0	3,477

Total revenues	331,398	297,110	607,769

EXPENSES:
Property operating costs	402,245	462,609	506,367
Management and leasing fees:
Related-party	0	0	20,296
Other	21,600	21,600	23,119
Depreciation	248,248	251,828	235,758
Amortization	39,389	34,491	42,795
Impairment loss	1,448,217	0	0
General and administrative	58,470	41,838	51,517

Total expenses	2,218,169	812,366	879,852

NET LOSS FROM CONTINUING OPERATIONS	(1,886,771)	(515,256)	(272,083)

DISCONTINUED OPERATIONS:
Operating income	313,162	497,713	502,474
Gain on disposition	684,476	0	0

Income from discontinued operations	997,638	497,713	502,474

NET INCOME (LOSS)	$(889,133)	$(17,543)	$230,391

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	Wells Real Estate Fund IX, L.P.	Wells Real Estate Fund X, L.P.	Wells Real Estate Fund XI, L.P.	Piedmont Operating Partnership, LP	Total Partners’ Capital
Balance, December 31, 2007	$4,418,683	$5,489,733	$994,917	$417,760	$11,321,093

Net income	89,923	111,720	20,248	8,500	230,391
Partnership distributions	(201,069)	(249,806)	(45,275)	(19,006)	(515,156)

Balance, December 31, 2008	4,307,537	5,351,647	969,890	407,254	11,036,328

Net loss	(6,847)	(8,507)	(1,542)	(647)	(17,543)
Partnership distributions	(84,015)	(104,379)	(18,918)	(7,942)	(215,254)

Balance, December 31, 2009	4,216,675	5,238,761	949,430	398,665	10,803,531

Net loss	(347,034)	(431,152)	(78,143)	(32,804)	(889,133)
Partnership contributions	753,291	935,882	169,620	71,207	1,930,000
Partnership distributions	(1,993,551)	(2,476,772)	(448,892)	(188,447)	(5,107,662)

Balance, December 31, 2010	$2,629,381	$3,266,719	$592,015	$248,621	$6,736,736

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(889,133)	$(17,543)	$230,391
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposition	(684,476)	0	0
Depreciation	342,883	354,010	337,940
Amortization	101,166	82,411	86,720
Impairment loss	1,448,217	0	0
Changes in assets and liabilities:
(Increase) decrease in tenant receivables	(60,156)	37,314	80,493
(Increase) decrease in other assets	(44,277)	3,313	2,110
Increase (decrease) in accounts payable and accrued expenses	6,845	(44,144)	16,754
(Decrease) increase in due to affiliates	(6,002)	(4,010)	8,552
Increase (decrease) in deferred income	29,579	(12,297)	24,966

Net cash provided by operating activities	244,646	399,054	787,926

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate	5,107,662	0	0
Investment in real estate assets	(1,426,239)	(173,332)	(137,764)
Payment of deferred leasing costs	(822,442)	(117,640)	(48,538)

Net cash provided by (used in) investing activities	2,858,981	(290,972)	(186,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from joint venture partners	1,930,000	0	0
Net sale proceeds distributions to joint venture partners	(5,107,662)	0	0
Operating distributions to joint venture partners in excess of accumulated earnings	0	(215,254)	(710,771)

Net cash used in financing activities	(3,177,662)	(215,254)	(710,771)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(74,035)	(107,172)	(109,147)

CASH AND CASH EQUIVALENTS, beginning of year	163,300	270,472	379,619

CASH AND CASH EQUIVALENTS, end of year	$89,265	$163,300	$270,472

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Accrued capital expenditures and deferred leasing costs	$205,844	$0	$4,943

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009, AND 2008

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

On October 15, 2010, the Joint Venture sold the Avaya Building to an unrelated third party for a gross sale price of $5,300,000. As a result of the sale, the Joint Venture received net sale proceeds of approximately $5,108,000 and recognized a gain of approximately $684,000.

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

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Joint Venture has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Joint Venture may assign an estimated probability-weighting to more than one fair value estimate based on the Joint Venture’s assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Joint Venture’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Joint Venture’s outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

In connection with recurring quarterly review processes, the Joint Venture evaluated the recoverability of the carrying value of the 360 Interlocken Building pursuant to the accounting policy outlined above and determined that it was not recoverable, as compared to the estimated fair value, due to refining the disposition strategy for the Joint Venture and, consequently, shortening the estimated holding period of this asset in second quarter of 2010. Accordingly, the Joint Venture reduced the carrying value of the 360 Interlocken Building to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $1,448,000 in the second quarter of 2010. The fair value measurements used in this evaluation of nonfinancial assets for the 360 Interlocken Building are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs. Examples of inputs that the Joint Venture utilized in its fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices. In addition, the Joint Venture assigned an estimated probability-weighting to more than one fair value estimate based on the Joint Venture’s assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. The table below represents the detail of the adjustment recognized during the year ended December 31, 2010 using Level 3 inputs.

Property	Net Book Value	Impairment Loss Recognized	Fair Value
360 Interlocken Building	$6,516,400	$1,448,217	$5,068,183

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2010 or 2009.

Deferred Leasing Costs, net

Deferred lease costs may include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately nine years. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.

Other Assets

Other assets as of December 31, 2010 and 2009, is comprised of the following items:

	2010	2009
Refundable security deposits	$51,689	$8,719
Prepaid expenses	5,585	4,278

Total	$57,274	$12,997

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

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based on their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund IX, Fund X, Fund XI, and Piedmont OP held ownership interests in the Joint Venture of approximately 39%, 48%, 9%, and 4%, respectively, for the years ended December 31, 2010 and 2009. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions, and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets. Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

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

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASU 2010-6”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Joint Venture beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for the Joint Venture on January 1, 2011. The adoption of ASU 2010-6 has not had, and is not expected to have, a material impact on the Joint Venture’s financial statements or disclosures.

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

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2010, 2009, and 2008, the Joint Venture incurred management and leasing fees payable to Wells Management, of $25,092, $43,466, and $60,556, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations.

In addition, the Joint Venture incurs fees payable to Piedmont Office Management, LLC (“Piedmont Management”), or its affiliates, for the management and leasing of the Joint Venture’s properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of net asset value calculated on an annual basis, (b) prorated by Piedmont OP’s ownership interest in the Joint Venture. During the years ended December 31, 2010, 2009, and 2008, the Joint Venture incurred management and leasing fees payable to Piedmont Management, or its affiliates, of $961, $1,665, and $2,320, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations.

Administrative Reimbursements

Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on the amount of time spent on the respective entities by individual personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. During the years ended December 31, 2010, 2009, and 2008, the Joint Venture incurred administrative expenses of $20,098, $31,205, and $21,454, respectively, payable to Wells Management, portions of which are included in income from discontinued operations in the accompanying statements of operations.

Due to Affiliates

Due to affiliates as of December 31, 2010 and 2009 represents amounts due to Piedmont Management and/or Wells Management for the following items:

	2010	2009
Administrative reimbursements	$106	$4,630
Property management fees	0	1,478

	$106	$6,108

4.	DISCONTINUED OPERATIONS

In accordance with GAAP, the Joint Venture has classified the results of operations related to the Avaya Building, which was sold on October 15, 2010, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

	2010	2009	2008
Rental income	$574,147	$757,714	$743,042
Tenant reimbursements	3,567	6,338	6,859

Total property revenues	577,714	764,052	749,901

Property operating costs	49,438	30,952	18,954
Management and leasing fees:
Related-party	26,053	45,131	42,580
Depreciation	94,635	102,182	102,182
Amortization	35,094	47,920	43,925
General and administrative	59,332	40,154	39,786

Total expenses	264,552	266,339	247,427

Operating income	313,162	497,713	502,474
Gain on disposition	684,476	0	0

Income from discontinued operations	$997,638	$497,713	$502,474

5.	RENTAL INCOME

The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2010 follows:

Year ended December 31:
2011	$269,867
2012	691,022
2013	658,665
2014	682,312
2015	705,960
Thereafter	3,482,778

$6,490,604

Four tenants generated approximately 41%, 33%, 15% and 11% of contractual rental income from continuing operations for the year ended December 31, 2010, and three tenants will generate approximately 93%, 5% and 2% of future contractual rental income.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2010

		Initial Cost		Costs Capitalized Subsequent To Acquisition(b)		Gross Carrying Amount as of December 31, 2010
Description	Encumbrances	Land	Buildings and Improvements		Impairment Loss	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation(c)	Date of Construction	Date Acquired
360 INTERLOCKEN BUILDING(a)	None	$1,650,070	$6,917,274	$2,669,189	$(1,448,217)	$1,650,070	$8,138,246	$0	$9,788,316	$3,356,998	1996	3/20/98

(a )	The 360 Interlocken Building is a three-story office building located in Broomfield, Colorado.

(b)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated capitalized costs.

(c )

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2010

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2007	$15,131,538	$4,093,318

Additions	142,707	337,940

BALANCE AT DECEMBER 31, 2008	15,274,245	4,431,258

Additions	168,389	354,010

BALANCE AT DECEMBER 31, 2009	15,442,634	4,785,268

Additions	1,631,776	342,883
Impairment(1)	(1,448,217)	0
Dispositions	(5,837,877)	(1,771,153)

BALANCE AT DECEMBER 31, 2010	$9,788,316	$3,356,998

(1)

As of June 30, 2010, The Fund IX, Fund X, Fund XI, and REIT Joint Venture wrote-down the basis of the 360 Interlocken Building to reduce the carrying value of the property to its estimated fair value due to refining the disposition strategy for the joint venture and, consequently, shortening the estimated holding period of this asset in second quarter of 2010.

EXHIBIT INDEX

TO

2010 FORM 10-K

OF

WELLS REAL ESTATE FUND IX, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number		Description of Document

*3	(a)	Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund IX, L.P. (Exhibit 3(a) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*3	(b)	Certificate of Limited Partnership of Wells Real Estate Fund IX, L.P. (Exhibit 3(c) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(a)	Leasing and Tenant Coordinating Agreement between Wells Real Estate Fund IX, L.P. and Wells Management Company, Inc. (Exhibit 10(d) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(b)	Management Agreement between Wells Real Estate Fund IX, L.P. and Wells Management Company, Inc. (Exhibit 10(e) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(c)	Amended and Restated Custodial Agency Agreement between Wells Real Estate Fund IX, L.P. and NationsBank of Georgia, N.A. (Exhibit 10(f) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(d)	Joint Venture Agreement of Fund VIII and Fund IX Associates dated June 10, 1996 (Exhibit 10(aa) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(e)	Agreement for the Purchase and Sale of Real Property dated April 23, 1996, between American Family Mutual Insurance Company and Wells Capital, Inc. (Exhibit 10(bb) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(f)	Agreement to Lease dated June 18, 1996, between Fund VIII and IX Associates and Westel-Milwaukee, Inc., d/b/a Cellular One (Exhibit 10(cc) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(g)	Development Agreement dated June 18, 1996, between Fund VIII and Fund IX Associates and ADEVCO Corporation (Exhibit 10(dd) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(h)	Owner-Contractor Agreement dated June 18, 1996, with Kraemer Brothers, Inc. (Exhibit 10(ee) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

Exhibit Number		Description of Document

*10	(i)	First Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated October 10, 1996 (Exhibit 10(ii) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(j)	Agreement for the Purchase and Sale of Property dated October 10, 1996, between TCI Valwood Limited Partnership I and Fund VIII and Fund IX Associates (Exhibit 10(ff) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(k)	Build to Suite Industrial Lease Agreement dated November 1, 1995, between Industrial Developments International, Inc. and TCI Central, Inc., as amended July 16, 1996 and August 29, 1996 (Exhibit 10(gg) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(l)	Assignment and Assumption of Lease dated October 10, 1996, between TCI Valwood Limited Partnership I and The Bank of New York, as Agent for Fund VIII and Fund IX Associates (Exhibit 10(hh) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(m)	Real Estate Option Agreement dated December 9, 1996, between The Development Corporation of Knox County and Wells Real Estate Fund IX, L.P. (Exhibit 10(jj) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(n)	Lease Agreement for the ABB Building dated December 10, 1996, between Wells Real Estate Fund IX, L.P. and ABB Flakt, Inc. (Exhibit 10(kk) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(o)	Development Agreement relating to the ABB Building dated December 10, 1996, between Wells Real Estate Fund IX, L.P. and ADEVCO Corporation (Exhibit 10(ll) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(p)	Owner-Contractor Agreement relating to the ABB Building dated November 1, 1996, between Wells Real Estate Fund IX, L.P. and Integra Construction, Inc. (Exhibit 10(mm) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 33-83852)

*10	(q)	Second Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated January 7, 1997 (Exhibit 10(ii) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(r)	Agreement for the Purchase and Sale of Property with Magellan Bake Parkway Limited Partnership dated December, 1996 (Exhibit 10(jj) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(s)	Office Lease with Matsushita Avionics Systems Corporation dated April 29, 1996 (Exhibit 10(kk) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(t)	Third Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated February 18, 1997 (Exhibit 10(ll) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

Exhibit Number		Description of Document

*10	(u)	Agreement for the Purchase and Sale of Property with Orix Prime West Broomfield II Venture dated February 5, 1997 (Exhibit 10(mm) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(v)	Lease with Cirrus Logic, Inc. dated July 5, 1995 (Exhibit 10(nn) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 0-27888)

*10	(w)	Joint Venture Agreement of Fund IX and Fund X Associates dated March 20, 1997 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-7979)

*10	(x)	Agreement for the Purchase and Sale of Real Property relating to the Lucent Technologies Building dated May 30, 1997, between Fund IX and Fund X Associates and Wells Development Corporation (Exhibit 10(k) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-7979)

*10	(y)	Net Lease Agreement for the Lucent Technologies Building dated May 30, 1997, between Wells Development Corporation and Lucent Technologies, Inc. (Exhibit 10(l) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-7979)

*10	(z)	Development Agreement relating to the Lucent Technologies Building dated May 30, 1997, between Wells Development Corporation and ADEVCO Corporation (Exhibit 10(m) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-7979)

*10	(aa)	First Amendment to Net Lease Agreement for the Lucent Technologies Building dated March 30, 1998 (Exhibit 10.10(a) to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(bb)	Amended and Restated Joint Venture Agreement of The Fund IX, Fund X, Fund XI and REIT Joint Venture dated July 11, 1998 (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(cc)	Agreement for the Purchase and Sale of Real Property relating to the Ohmeda Building dated November 14, 1997 between Lincor Centennial, Ltd. and Wells Real Estate Fund X, L.P. (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(dd)	Agreement for the Purchase and Sale of Property relating to the 360 Interlocken Building dated February 11, 1998 between Orix Prime West Broomfield Venture and Wells Development Corporation (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(ee)	Purchase and Sale Agreement relating to the Iomega Building dated February 4, 1998 with SCI Development Services Incorporated (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(ff)	Lease Agreement for the Iomega Building dated April 9, 1996 (Exhibit 10.12 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(gg)	Temporary Lease Agreement for remainder of the ABB Building dated September 10, 1998 between the IX-X-XI-REIT Joint Venture and Associates Housing Finance, LLC (Exhibit 10.35 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

Exhibit Number		Description of Document

*10	(hh)	Rental Income Guaranty Agreement relating to the Bake Parkway Building dated February 18, 1999, between Wells Operating Partnership, L.P. and Fund VIII and Fund IX Associates (Exhibit 10.53 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10	(ii)	Joint Venture Partnership Agreement of Fund VIII-IX-REIT Joint Venture (Exhibit 10.47 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10	(jj)	Lease Agreement for the Quest Building (formerly the Bake Parkway Building) (Exhibit 10.51 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10	(kk)	First Amendment to Lease Agreement with United States Cellular Operating Company, d/b/a Cellular One, dated October 31, 2001 (Exhibit 10(rr) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2001, Commission File No. 0-27888)

*10	(ll)	Amendment to and Clarification of Joint Venture Partnership Agreement of Fund VIII-IX-REIT Joint Venture and Agency Agreement (Exhibit 10.124 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-85848)

*10	(mm)	Lease Agreement with Gambro Healthcare, Inc. for the 15253 Bake Parkway Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund VIII, L.P. for the quarter ended September 30, 2004, Commission File No. 0-27888)

*10	(nn)	Fourth Amendment to Lease Agreement with Alstom Power, Inc. for the Alstom Power-Knoxville Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2004, Commission File No. 0-22039)

*10	(oo)	Lease Termination Agreement with Cirrus Logic, Inc. for the 305 Interlocken Parkway Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund VIII, L.P. for the quarter ended September 30, 2004, Commission File No. 0-27888)

*10	(pp)	Purchase and Sale Agreement for the sale of the 15253 Bake Parkway Building (Exhibit 10(xx) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2004, Commission File No. 0-27888)

*10	(qq)	Lease Agreement for the 360 Interlocken Building with GAIAM, Inc. (Exhibit 10(qq) to Form 10-K of Wells Real Estate Fund IX, L.P. for the fiscal year ended December 31, 2005, Commission File No. 0-22039)

*10	(rr)	Purchase and Sale Agreement for the Alstom Power-Knoxville Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended March 31, 2005, Commission File No. 0-22039)

*10	(ss)	Lease Agreement with Flextronics International USA, Inc. for the 305 Interlocken Parkway Building (Exhibit 10(ddd) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2005, Commission File No. 0-27888)

*10	(tt)	Second Amendment to Lease Agreement with United State Cellular Operating Company for the US Cellular Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund VIII, L.P. for quarter ended September 30, 2006, Commission File No. 0-27888)

*10	(uu)	Purchase and Sale Agreement for the sale of the 1315 West Century Drive Building (Exhibit to Form 10-K of Wells Real Estate Fund IX, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-22039)

*10	(vv)	Purchase and Sale Agreement for the sale of the Iomega Building (Exhibit to Form 10-K of Wells Real Estate Fund IX, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-22039)

Exhibit Number	Description of Document

*10(ww)	Purchase and Sale Agreement for the sale of 14079 Senlac Drive (Exhibit 10(jjj) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2007, Commission File No. 0-27888)

*10(xx)	Second Amendment to Net Lease Agreement with Avaya, Inc. for the Avaya Building (Exhibit to Form 10-K of Wells Real Estate Funds IX, L.P. for the fiscal year ended December 31, 2007, Commission File No. 0-22039)

*10(yy)	Third Amendment to Net Lease Agreement with Avaya, Inc. for the Avaya Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2009, Commission File No. 0-22039)

*10(zz)	Office Lease with AVNET, Inc. for a portion of the 360 Interlocken Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2010, Commission File No. 0-22039)

*10(aaa)	Purchase and Sale Agreement for the sale of the Avaya Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2010, Commission File No. 0-22039)

*10(bbb)	First Amendment to Purchase and Sale Agreement for the sale of the Avaya Building (Exhibit 10.3 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2010, Commission File No. 0-22039)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002