Form 10-Q
period 2011-03-31
WELLS REAL ESTATE FUND IX LP
filed 2011-05-12
CIK 929921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  _______________________________________
FORM 10-Q
 _______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 0-22039
  _______________________________________
WELLS REAL ESTATE FUND IX, L.P.
(Exact name of registrant as specified in its charter)
 _______________________________________

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
Certain statements contained in this Form 10-Q of Wells Real Estate Fund IX, L.P. (the “Partnership” or the “Registrant”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A. in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND IX, L.P.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The information presented in the Partnership’s accompanying balance sheets and statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.
The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. The Partnership’s results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND IX, L.P.

BALANCE SHEETS

	(Unaudited)
	March 31, 2011	December 31, 2010
Assets:
Investment in joint ventures	$7,295,887	$7,186,841
Cash and cash equivalents	2,935,841	3,059,524
Due from joint ventures	123,287	120,617
Other assets	3,002	—
Total assets	$10,358,017	$10,366,982

Liabilities:
Accounts payable and accrued expenses	$17,331	$11,515
Due to affiliates	9,016	9,664
Total liabilities	26,347	21,179

Commitments and Contingencies

Partners' Capital:
Limited partners:
Class A – 3,263,890 units issued and outstanding	10,331,670	10,256,394
Class B – 236,110 units issued and outstanding	—	89,409
General partners	—	—
Total partners’ capital	10,331,670	10,345,803
Total liabilities and partners’ capital	$10,358,017	$10,366,982

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
Equity in Income of Joint Ventures	$48,095	$33,526

Interest and Other Income	1,747	458

General and Administrative Expenses	63,975	64,715
Net Loss	$(14,133)	$(30,731)

Net (Income) Loss Allocated To:
Class A Limited Partners	$75,276	$(30,731)
Class B Limited Partners	$(89,409)	$—
General Partners	$—	$—

Net Income (Loss) Per Weighted-Average Limited Partner Unit:
Class A	$0.02	$(0.01)
Class B	$(0.38)	$0.00

Weighted-Average Limited Partner Units Outstanding:
Class A	3,263,890	3,263,890
Class B	236,110	236,110

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2010
AND THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2009	3,263,890	$10,739,759	236,110	$—	$—	$10,739,759

Net income (loss)	—	(483,365)	—	89,409	—	(393,956)
BALANCE, December 31, 2010	3,263,890	10,256,394	236,110	89,409	—	10,345,803

Net income (loss)	—	75,276	—	(89,409)	—	(14,133)
BALANCE, March 31, 2011	3,263,890	$10,331,670	236,110	$—	$—	$10,331,670

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(14,133)	$(30,731)
Operating distributions received from joint ventures	120,604	117,450
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of joint ventures	(48,095)	(33,526)
Changes in assets and liabilities:
Increase in other assets	(3,002)	—
Increase in accounts payable and accrued expenses	5,816	2,801
Decrease in due to affiliates	(648)	(516)
Net cash provided by operating activities	60,542	55,478

Cash Flows from Investing Activities:
Investment in joint ventures	(184,225)	(82,355)
Net Decrease in Cash and Cash Equivalents	(123,683)	(26,877)

Cash and Cash Equivalents, beginning of period	3,059,524	1,512,912
Cash and Cash Equivalents, end of period	$2,935,841	$1,486,035

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 (unaudited)

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
On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of Class A or Class B limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, as amended. The offering was terminated on December 30, 1996, at which time the Partnership had sold approximately 2,935,931 Class A Units and 564,069 Class B Units representing total limited partner capital contributions of $35,000,000.
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
Wells Real Estate Fund VIII, L.P., Wells Real Estate Fund X, L.P, and Wells Real Estate Fund XI, L.P. are affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements of the Partnership have been prepared in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASU 2010-6”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Partnership beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which became effective for the Partnership on January 1, 2011. The adoption of ASU 2010-6 has not had a material impact on the Partnership's financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES
Summary of Financial Information
Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months ended March 31, 2011 and 2010, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011	2010	2011	2010
Fund VIII-IX Associates	$480,226	$511,502	$67,017	$105,413	$—	$—	$67,017	$105,413
Fund IX-X-XI-REIT Associates	323,212	77,690	45,609	(127,070)	—	90,884	45,609	(36,186)
	$803,438	$589,192	$112,626	$(21,657)	$—	$90,884	$112,626	$69,227

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by the Joint Ventures are provided below:

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund IX-X-XI-REIT Associates	$—	$—	$—	$90,884	$—	$90,884

Due from Joint Ventures
As presented in the accompanying balance sheets, due from joint ventures as of March 31, 2011 and December 31, 2010 represents operating cash flow generated by Fund VIII-IX Associates for the three months ended March 31, 2011 and December 31, 2010, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $15,455 and $15,518 for the three months ended March 31, 2011 and 2010, respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $25,313 and $31,011 payable to Wells Capital and Wells Management for the three months ended March 31, 2011 and 2010, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of March 31, 2011 and December 31, 2010 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action Against Related-Parties” above). As of March 31, 2011, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.
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
6.        COMMITMENTS AND CONTINGENCIES
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
7.        SUBSEQUENT EVENT
Purchase and Sale Agreement
On May 5, 2011, Fund IX-X-XI-REIT Associates entered into an agreement to sell the 360 Interlocken Building to an unaffiliated third party for a gross sales price of $9,150,000, less agreed upon credits of $215,500, excluding closing costs (the “Agreement”). As of May 6, 2011, the inspection period has expired, and earnest money deposits of $400,000 have become nonrefundable pursuant to the Agreement. The Partnership expects this transaction to close in the second quarter of 2011; however, there are no assurances regarding when or if this sale will be completed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION
The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold six of the nine properties in which we have held interests. On May 5, 2011, Fund IX-X-XI-REIT Associates entered into an agreement to sell the 360 Interlocken Building to an unaffiliated third party. We expect this transaction to close in the second quarter of 2011; however, there are no assurances regarding when or if this sale will be completed. Our focus at this time involves leasing and marketing efforts that we believe will ultimately result in the best disposition pricing of our assets for our limited partners.

The first quarter 2011 operating distributions to limited partners were reserved. We anticipate that operating distributions will be reserved in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements at the US Cellular Building and 305 Interlocken Parkway
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners, and minimize contingencies and potential post-closing obligations to buyers. As of April 30, 2011, we owned interests in three properties.

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

•
The US Cellular Building, located in Madison, Wisconsin, is currently approximately 73% leased to United States Cellular Operating Company until April 2013. We are actively working on re-leasing the remaining vacant space in this building.

•
The 305 Interlocken Parkway property, located in the Broomfield submarket of Denver, Colorado, is 100% leased to Flextronics International USA, Inc. who intends to vacate the building at its scheduled lease expiration in August 2011. We are actively marketing this building for lease.

•
The 360 Interlocken Building, located in the Broomfield submarket of Denver, Colorado, is 100% leased to three tenants, and is currently under contract for sale. The major lease to AVNET, Inc. for 82% of the building extends through November 2020.

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

Short-Term Liquidity
During the three months ended March 31, 2011, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $61,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. During the first quarter of 2011, we withheld such net operating cash flows primarily to fund our pro rata share of anticipated re-leasing costs at our remaining properties. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that future operating distributions from the Joint Ventures may decline in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs at the US Cellular Building and 305 Interlocken Parkway.
During the three months ended March 31, 2011, we invested approximately $184,000 in Fund IX-X-XI-REIT Associates to fund our pro rata share of the remaining re-leasing costs at the 360 Interlocken Building incurred in connection with the lease agreement with AVNET, Inc.
We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $26,000, as of March 31, 2011.
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
Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership approximately one month following calendar quarter-ends. However, the Joint Ventures will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flows until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net sale proceeds reserves, if available, would then be utilized. Any capital or other expenditures not funded from the operations of the Joint Ventures will be required to be funded by the Partnership and the other respective joint venture partners on a pro rata basis.

As of March 31, 2011, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds		Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2011	Undistributed Net Sale Proceeds as of March 31, 2011
					Amount	Purpose
305 Interlocken Parkway (early termination in 2004)	$800,000	(1)	45.2%	$361,626	$—	—	$361,626	$—
15253 Bake Parkway (sold in 2004)	$11,892,035		38.1%	4,526,770	237,910	•Re-leasing 15253 Bake Parkway (2004)	4,288,860	—
Alstom Power –Knoxville Building (sold in 2005)	$11,646,089		39.0%	4,545,538	—	—	4,545,538	—
1315 West Century Drive (sold in 2006)	$8,059,625		39.0%	3,145,720	—	—	3,145,720	—
Iomega Building (sold in 2007)	$4,685,151		39.0%	1,828,642	—	—	1,828,642	—
14079 Senlac Drive (sold in 2007)	$5,107,237		45.2%	2,308,640	—	—	1,529,615	779,025
Avaya Building (sold in 2010)	$5,107,662		39.0%	1,993,551	—	—	—	1,993,551
Total				$18,710,487	$237,910		$15,700,001	$2,772,576

(1)	Represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.
Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds in the near term to fund our pro rata share of anticipated re-leasing costs at the US Cellular Building and 305 Interlocken Parkway.

Results of Operations
Equity in Income of Joint Ventures
Equity in income of Joint Ventures increased from $33,526 for the three months ended March 31, 2010 to $48,095 for the three months ended March 31, 2011. The increase is primarily attributable to (i) an increase in rental income and tenant reimbursement revenue at the 360 Interlocken Building in connection with the commencement of the lease with AVNET, Inc. in November 2010, partially offset by (ii) a decline in operating income resulting from the sale of the Avaya Building in October 2010, and (iii) an increase in maintenance expenses at the US Cellular Building in 2011 as compared to 2010.
Absent leasing activity at the US Cellular Building, we expect equity in income of Joint Ventures to remain at a relatively similar level in the second quarter of 2011; however, if we are unable to secure a suitable replacement tenant for the 305 Interlocken Building in a timely manner (the current tenant’s lease is scheduled to expire in August 2011), equity in income of Joint Ventures would decline in the future.
Interest and Other Income
Interest and other income increased from $458 for the three months ended March 31, 2010 to $1,747 for the three months ended March 31, 2011. The increase is primarily attributable to the increase in the average outstanding cash balance following the receipt of net sale proceeds from the disposition of the Avaya Building in October 2010.
Future levels of interest income will be largely dependent on the timing of future property dispositions and net sale proceeds distributions to the limited partners, the amount of operating cash needed to invest in the Joint Ventures related to funding re-leasing costs and capital expenditures, and fluctuations in the average daily yield.

General and Administrative Expenses
General and administrative expenses remained relatively stable at $64,715 for the three months ended March 31, 2010 and $63,975 for the three months ended March 31, 2011.

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
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there have been no additional impairments in the carrying value of our real estate assets to date (see below for historical impairments); however, certain of our assets may be carried at an amount more than could be realized in a current disposition transaction.
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

Subsequent Event

Purchase and Sale Agreement

On May 5, 2011, Fund IX-X-XI-REIT Associates entered into an agreement to sell the 360 Interlocken Building to an unaffiliated third party for a gross sales price of $9,150,000, less agreed upon credits of $215,500, excluding closing costs (the “Agreement”). As of May 6, 2011, the inspection period has expired, and earnest money deposits of $400,000 have become nonrefundable pursuant to the Agreement. We expect this transaction to close in the second quarter of 2011; however, there are no assurances regarding when or if this sale will be completed.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign currency exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.    CONTROLS AND PROCEDURES
Management's Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2011, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the quarter ended March 31, 2011.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2011.

(b)	Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2011, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IX, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

May 12, 2011		/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

May 12, 2011		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO FIRST QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND IX, L.P.

Exhibit Number	Description of Document

10.1	Purchase and Sale Agreement for the sale of the 360 Interlocken Building

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002