Form 10-Q
period 2011-09-30
WELLS REAL ESTATE FUND IX LP
filed 2011-11-10
CIK 929921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  _______________________________________
FORM 10-Q
 _______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. The Partnership’s results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND IX, L.P.

BALANCE SHEETS

	(Unaudited)
	September 30, 2011	December 31, 2010
Assets:
Investment in joint ventures	$4,299,626	$7,186,841
Cash and cash equivalents	6,429,476	3,059,524
Due from joint ventures	139,432	120,617
Other assets	3,002	—
Total assets	$10,871,536	$10,366,982

Liabilities:
Accounts payable and accrued expenses	$2,304	$11,515
Due to affiliates	8,124	9,664
Total liabilities	10,428	21,179

Commitments and Contingencies

Partners' Capital:
Limited partners:
Class A – 3,263,890 units issued and outstanding	10,641,060	10,256,394
Class B – 236,110 units issued and outstanding	219,542	89,409
General partners	506	—
Total partners’ capital	10,861,108	10,345,803
Total liabilities and partners’ capital	$10,871,536	$10,366,982

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Equity in Income (Loss) of Joint Ventures	$59,833	$37,828	$648,196	$(449,901)

Interest and Other Income	3,870	482	7,888	1,402

General and Administrative Expenses	36,111	40,415	140,779	154,674
Net Income (Loss)	$27,592	$(2,105)	$515,305	$(603,173)

Net Income (Loss) Allocated To:
Class A Limited Partners	$87,713	$(2,105)	$384,666	$(603,173)
Class B Limited Partners	$(60,404)	$—	$130,133	$—
General Partners	$283	$—	$506	$—

Net Income (Loss) Per Weighted-Average Limited Partner Unit:
Class A	$0.03	$0.00	$0.12	$(0.18)
Class B	$(0.26)	$0.00	$0.55	$0.00

Weighted-Average Limited Partner Units Outstanding:
Class A	3,263,890	3,263,890	3,263,890	3,263,890
Class B	236,110	236,110	236,110	236,110

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2010
AND THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2009	3,263,890	$10,739,759	236,110	$—	$—	$10,739,759

Net income (loss)	—	(483,365)	—	89,409	—	(393,956)
BALANCE, December 31, 2010	3,263,890	10,256,394	236,110	89,409	—	10,345,803

Net income	—	384,666	—	130,133	506	515,305
BALANCE, September 30, 2011	3,263,890	$10,641,060	236,110	$219,542	$506	$10,861,108

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$515,305	$(603,173)
Operating distributions received from joint ventures	380,423	380,311
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (income) loss of joint ventures	(648,196)	449,901
Changes in assets and liabilities:
Increase in other assets	(3,002)	—
Decrease in accounts payable and accrued expenses	(9,211)	(2,415)
Decrease in due to affiliates	(1,540)	(3,184)
Net cash provided by operating activities	233,779	221,440

Cash Flows from Investing Activities:
Net sale proceeds received from joint ventures	3,389,872	—
Investment in joint ventures	(253,699)	(82,355)
Net cash provided by (used in) investing activities	3,136,173	(82,355)
Net Increase in Cash and Cash Equivalents	3,369,952	139,085

Cash and Cash Equivalents, beginning of period	3,059,524	1,512,912
Cash and Cash Equivalents, end of period	$6,429,476	$1,651,997

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (unaudited)

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
In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of “fair value,” the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 will be effective for the Partnership on December 15, 2011. The Partnership does not expect that the adoption of ASU 2011-04 will have a material impact on its financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES
Summary of Financial Information
Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and nine months ended September 30, 2011 and 2010, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Fund VIII-IX Associates	$520,536	$477,636	$132,922	$99,512	$—	$—	$132,922	$99,512
Fund IX-X-XI-REIT Associates	—	—	(4,042)	(2,431)	3,397	(15,902)	(645)	(18,333)
	$520,536	$477,636	$128,880	$97,081	$3,397	$(15,902)	$132,277	$81,179

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Fund VIII-IX Associates	$1,486,705	$1,466,250	$285,708	$291,409	$—	$—	$285,708	$291,409
Fund IX-X-XI-REIT Associates	—	—	(24,668)	(15,561)	1,354,512	(1,474,622)	1,329,844	(1,490,183)
	$1,486,705	$1,466,250	$261,040	$275,848	$1,354,512	$(1,474,622)	$1,615,552	$(1,198,774)

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
	Operating Income	Gain on Sale	Total	Operating Loss	Impairment Loss	Gain on Sale	Total
Fund IX-X-XI-REIT Associates	$127,569	$1,226,943	$1,354,512	$(26,405)	$(1,448,217)	$—	$(1,474,622)

Due from Joint Ventures
As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2011 and December 31, 2010 represents operating cash flow generated by Fund VIII-IX Associates for the three months ended September 30, 2011 and December 31, 2010, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $15,039 and $20,521 for the three months ended September 30, 2011 and 2010, respectively, and $47,325 and $51,960 for the nine months ended September 30, 2011 and 2010, respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $22,869 and $28,042 payable to Wells Capital and Wells Management for the three months ended September 30, 2011 and 2010, respectively, and $67,303 and $87,402 for the nine months ended September 30, 2011 and 2010, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of September 30, 2011 and December 31, 2010 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and WIS based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action Against Related-Parties” above). As of September 30, 2011, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.
The Partnership is also dependent upon the ability of its current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on the Partnership’s results of operations. The Partnership is not currently aware of any reason why its existing tenants should not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on the Partnership’s results of operations.

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
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold seven of the nine properties in which we have held interests. In August 2011, Fund VIII-IX Associates and Flextronics International USA, Inc. entered into a lease amendment which extended the lease expiration date from August 31, 2011 to November 30, 2011. While our focus at this time involves leasing and marketing efforts at our remaining properties that we believe will ultimately result in the best disposition pricing of our assets for our limited partners, we will evaluate offers to sell our properties on an as-is basis.

The third quarter 2011 operating distributions to limited partners were reserved. We anticipate that operating distributions will be reserved in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements at our remaining properties.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners, and minimize contingencies and potential post-closing obligations to buyers. As of October 31, 2011, we owned interests in two properties.

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

•
The 305 Interlocken Parkway property, located in the Broomfield submarket of Denver, Colorado, is 100% leased to Flextronics International USA, Inc. who intends to vacate the building at its scheduled lease expiration in November 2011. We are actively marketing this building for lease.

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
Short-Term Liquidity
During the nine months ended September 30, 2011, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $234,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to withhold the net operating cash flows generated in 2011 primarily to fund our pro rata share of anticipated re-leasing costs at our remaining properties. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that future operating distributions from the Joint Ventures may decline in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs at our remaining properties.
During the nine months ended September 30, 2011, we invested approximately $254,000 in Fund IX-X-XI-REIT Associates to fund our pro rata share of the remaining re-leasing costs at the 360 Interlocken Building incurred in connection with the lease agreement with AVNET, Inc. During the nine months ended September 30, 2011, we received net sale proceeds of approximately $3,390,000 from the sale of the 360 Interlocken Building.
We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $10,000, as of September 30, 2011.
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

As of September 30, 2011, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds		Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2011	Undistributed Net Sale Proceeds as of September 30, 2011
					Amount	Purpose
305 Interlocken Parkway (early termination in 2004)	$800,000	(1)	45.2%	$361,626	$—	—	$361,626	$—
15253 Bake Parkway (sold in 2004)	$11,892,035		38.1%	4,526,770	237,910	•Re-leasing 15253 Bake Parkway (2004)	4,288,860	—
Alstom Power –Knoxville Building (sold in 2005)	$11,646,089		39.0%	4,545,538	—	—	4,545,538	—
1315 West Century Drive (sold in 2006)	$8,059,625		39.0%	3,145,720	—	—	3,145,720	—
Iomega Building (sold in 2007)	$4,685,151		39.0%	1,828,642	—	—	1,828,642	—
14079 Senlac Drive (sold in 2007)	$5,107,237		45.2%	2,308,640	—	—	1,529,615	779,025
Avaya Building (sold in 2010)	$5,107,662		39.0%	1,993,551	—	—	—	1,993,551
360 Interlocken Building (sold in 2011)	$8,686,166		39.0%	3,389,872			—	3,389,872
Total				$22,100,359	$237,910		$15,700,001	$6,162,448

(1)	Represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.
The General Partners are in the process of reviewing the current needs of our portfolio, including anticipated re-leasing costs at our remaining properties, to evaluate the possibility and related timing of a potential distribution of net sale proceeds, and intend to make a distribution to limited partners of a portion of these net sale proceeds in the future once such evaluation has been completed.

Results of Operations
Equity in Income (Loss) of Joint Ventures
Equity in income of Joint Ventures increased from $37,828 for the three months ended September 30, 2010 to $59,833 for the three months ended September 30, 2011. The increase is primarily due to (i) an increase in rental income at the 305 Interlocken Parkway property as a result of the short-term lease extension with the sole tenant and (ii) a decrease in depreciation expense and amortization expense in connection with the expiration of the initial lease in place at the 305 Interlocken Parkway property.
Equity in income (loss) of Joint Venture increased from $(449,901) for the nine months ended September 30, 2010 to $648,196 for the nine months ended September 30, 2011. The increase in equity in income of Joint Ventures for the nine months ended September 30, 2011 is primarily attributable to (i) the gain recognized on the sale of the 360 Interlocken Building in June 2011, of which approximately $479,000 was allocated to the Partnership, and (ii) the impairment loss recognized by Fund IX-X-XI-REIT Associates related to the 360 Interlocken Building in the second quarter of 2010, of which approximately $565,000 was allocated to the Partnership.
We expect equity in income of Joint Ventures to decline in the fourth quarter as a result of the anticipated vacancy of the 305 Interlocken Parkway property effective in November 2011.
Interest and Other Income
Interest and other income increased from $482 for the three months ended September 30, 2010 to $3,870 for the three months ended September 30, 2011, and from $1,402 for the nine months ended September 30, 2010 to $7,888 for the nine months ended September 30, 2011. The increases for the three and nine months ended September 30, 2011 are primarily attributable to the increases in the average outstanding cash balance following the receipt of net sale proceeds from the dispositions of the Avaya Building in October 2010 and the 360 Interlocken Building in June 2011.
Future levels of interest income will be largely dependent on the timing of future property dispositions and net sale proceeds distributions to the limited partners, the amount of operating cash needed to invest in the Joint Ventures related to funding re-leasing costs and capital expenditures, and fluctuations in the average daily yield.
General and Administrative Expenses
General and administrative expenses decreased from $40,415 for the three months ended September 30, 2010 to $36,111 for the three months ended September 30, 2011, and from $154,674 for the nine months ended September 30, 2010 to $140,779 for the nine months ended September 30, 2011. The decreases for the three month and nine months ended September 30, 2011 are primarily attributable to a decrease in the overhead administrative costs allocated to the Partnership during 2011.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2011, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the quarter ended September 30, 2011.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2011.

(b)	Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2011, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IX, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

November 10, 2011		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO THIRD QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND IX, L.P.

Exhibit Number		Description of Document

10.1	*
Amendment to Lease with Flextronics International USA, Inc. for the 305 Interlocken Parkway Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund VIII, L.P. for the quarter ended September 30, 2011, Commission File No. 0-27888)

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