Form 10-K
period 2011-12-31
WELLS REAL ESTATE FUND IX LP
filed 2012-03-15
CIK 929921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________
Commission file number 000-22039
__________________________________

WELLS REAL ESTATE FUND IX, L.P.
(Exact name of registrant as specified in its charter)
__________________________________

Georgia	58-2126622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code	(770) 449-7800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None
Securities registered pursuant to section 12(g) of the Act:

CLASS A UNITS	CLASS B UNITS
(Title of class)	(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant conducted its offering pursuant to a Form S-11, which commenced on January 5, 1996 and terminated on December 30, 1996. Units in the offering were sold at $10 per limited partnership unit, with discounts available for certain categories of purchasers. There is no established market for the registrant's limited partnership units. The number of Class A Units and Class B Units held by non-affiliates as of June 30, 2011 was approximately 3,261,734 and 236,110, respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K of Wells Real Estate Fund IX, L.P. (the "Partnership" or the "Registrant") other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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

General

Wells Real Estate Fund IX, L.P. (the "Partnership," "we," "our," and "us") is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership, serving as its general partners (collectively, the "General Partners"). Wells Capital, Inc. ("Wells Capital") serves as the corporate general partner of Wells Partners. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. ("WREF"). Leo F. Wells, III is the president and sole director of Wells Capital and the sole director and sole owner of WREF. The Partnership was formed on August 15, 1994, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elected to have their units treated as Class A Units or Class B Units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as Class A or Class B Units one time during each quarterly accounting period ("conversion elections"). Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change our business purpose or investment objectives; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; (f) authorize a merger or a consolidation of the Partnership; and (g) approve a sale involving all or substantially all of our assets, subject to certain limitations. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

On January 5, 1996, we commenced a public offering of up to $35,000,000 of Class A or Class B limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act. The offering was terminated on December 30, 1996, at which time we had sold approximately 2,935,931 Class A Units and 564,069 Class B Units representing total limited partner capital contributions of $35,000,000.

Operating Phases and Objectives
We typically operate in the following five life-cycle phases and, during which, typically focuses on the following key operating objectives. The duration of each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fundraising phase
The period during which we are raising capital through the sale and issuance of limited partner units to the public;

•	Investing phase
The period during which we invest the capital raised during the fundraising phase, less up-front fees, into the acquisition of real estate assets;

•	Holding phase
The period during which we own and operate our real estate assets during the initial lease terms of the tenants;

•	Positioning-for-sale phase
The period during which the leases in place at the time of acquisition expire and, thus, we expend time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, we continue to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale; and

•	Disposition-and-liquidation phase
The period during which we sell our real estate investments, distribute net sale proceeds to the partners, liquidate, and terminate the Partnership.

We are currently in the positioning-for-sale phase of our life cycle. While our focus at this time involves leasing and marketing efforts at our remaining properties that we believe will ultimately result in the best disposition pricing of our assets for our limited partners, we will evaluate offers to sell our properties on an as-is basis.

Employees

We have no direct employees. The employees of Wells Capital and Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners, perform a full range of real estate and administrative services for us including leasing and property management, accounting, asset management, and investor relations. See Item 13, "Certain Relationships and Related Transactions,"

for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2011, 2010, and 2009.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to the properties we own through our investments in the joint ventures described in Item 2. In the opinion of management, our properties are adequately insured.

Competition

We will experience competition for tenants from owners and managers of competing projects that may include the General Partners or their affiliates. As a result, in connection with negotiating leases, we may offer rental concessions, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. We are also in competition with sellers of similar properties to locate suitable purchasers for our properties.

Economic Dependency
We have engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days' written notice. As a result of these relationships, we are dependent upon Wells Capital and Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. ("Piedmont REIT"), which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related Parties" below). As of December 31, 2011, the General Partners have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

We are also dependent upon the ability of our current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on our results of operations. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on our results of operations. See Item 2, "Properties" for further information.
Proxy to Liquidate

Under Section 20.2 of the partnership agreement, limited partners holding 10% or more of the outstanding units have the right to provide a written request to the General Partners directing the General Partners to formally proxy the limited partners to determine whether the assets of the Partnership should be liquidated.

Assertion of Legal Action Against Related Parties

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

On March 31, 2008, the Court granted in part the defendants' motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. Since the filing of the second amended complaint, the plaintiff has said it intends to seek monetary damages of approximately $159 million plus prejudgment interest.

On June 23, 2008, the plaintiff filed a motion for class certification. On September 16, 2009, the Court granted the plaintiff's motion for class certification. On September 20, 2009, the defendants filed a petition for permission to appeal immediately the Court's order granting the motion for class certification with the Eleventh Circuit Court of Appeals. The petition for permission to appeal was denied on October 30, 2009.

On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The Court denied the plaintiff's motion for leave to amend on June 23, 2009.

On December 4, 2009, the parties filed motions for summary judgment. On August 2, 2010, the Court entered an order denying the defendants' motion for summary judgment and granting, in part, the plaintiff's motion for partial summary judgment. The Court ruled that the question of whether certain expressions of interest in acquiring Piedmont REIT constituted "material" information required to be disclosed in the proxy statement to obtain approval for the Piedmont REIT internalization transaction raises questions of fact that must be determined at trial.

On November 17, 2011, the court issued rulings granting several of the plaintiff's motions in limine to prohibit the defendants from introducing certain evidence, including evidence of the defendants' reliance on advice from their outside legal and financial advisors, and limiting the defendants' ability to relate their subjective views, considerations, and observations during the trial of the case. On February 23, 2012, the Court granted several of the defendants' motions, including a motion for reconsideration regarding a motion the plaintiff had filed seeking exclusion of certain evidence impacting damages, and motions seeking exclusion of certain evidence proposed to be submitted by the plaintiff. The suit has been removed from the Court's trial calendar pending resolution of a request for interlocutory appellate review of certain legal rulings made by the Court.

Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of these actions or reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of these matters could have a material adverse impact on WREF's financial results, financial condition, or liquidity.

Website Address

Access to copies of each of our filings with the SEC is available, free of charge, at the http://www.wellsref.com website, or through a link to the http://www.sec.gov website.

ITEM 1A.	RISK FACTORS.
Risk Related to Current Economic Conditions
Current economic conditions may cause market rental rates and property values to decline, may impede disposition of our properties at commercially reasonable terms, and have had, and will likely continue to have, an adverse effect on our financial condition.
Current economic conditions, the availability and cost of credit, turmoil in the mortgage market, and declining real estate markets have contributed to increased volatility, lower real estate values, and diminished expectations for real estate markets and the economy going forward. Should such current economic conditions continue for a prolonged period of time, the value of our commercial real estate assets and the market rental rates that we are able to achieve may continue to decline. Deteriorating economic conditions could adversely impact the ability of one or more of our tenants to honor their lease payments and our ability to re-lease space on favorable terms as leases expire or as space otherwise becomes vacant at our properties. While we do not anticipate the need to access the credit markets, the impact of the current crisis in the credit markets may adversely affect the ability of potential purchasers of our properties to obtain financing. Therefore, this may affect our timing and/or ability to sell our properties at commercially reasonable terms. The current economic conditions and the difficulties currently being experienced in the mortgage and real estate markets have adversely affected our business model, financial condition, results of operations, and the valuation of our units. A worsening of these conditions would exacerbate the adverse effects that the current market environment has had on us and on commercial real estate in general.
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
General economic conditions may affect the timing of the sale of our properties and the sale price we receive.
We may be unable to sell a property if or when we decide to do so. The real estate market is affected by many factors, such as general economic conditions, the availability of financing, interest rates, and other factors, including supply and demand for real estate investments, all of which are beyond our control. We cannot predict whether we will be able to sell any property for the price or on terms which are acceptable to us. Further, we cannot predict the length of time that will be needed to find a willing purchaser and to close the sale of a property.
Vacancy and/or near-term tenant rollover at two of our properties could reduce or eliminate future cash distributions to limited partners.
We anticipate that we will be required to expend substantial funds in the future for tenant improvements and other costs necessary to re-lease (i) previously vacant space at the US Cellular Building, which is currently 73% leased and (ii) space that is currently occupied through June 2012 at 305 Interlocken Parkway. If we are unable to secure a replacement tenant at 305 Interlocken Parkway in a timely manner and/or the US Cellular Building remains partially vacant for a prolonged period of time, property earnings would suffer, and we would be required to continue to reserve cash otherwise available for operating distributions to limited partners. In addition, the residual value of these properties would be negatively impacted by vacancy because the market value is largely dependent upon the value of the leases in place at such properties.

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
We are dependent on our tenants for substantially all of our revenue.
Most of our properties are occupied by a single tenant or only a few tenants and, therefore, the success of our investments is materially dependent on the financial stability of our tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to limited partners holding Class A Units. A default of a tenant on its lease payments to us or a lease termination would cause us to lose the revenue from the property. In the event of a default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. In addition, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant's rental payments, which may have a substantial adverse effect on our financial performance. If any of these events occur, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. Further, we may suffer reduced revenues resulting in less cash to be distributed to limited partners.
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
If one or more of our tenants, or the guarantor of a tenant's lease, commences, or has commenced against it, any proceeding under any provision of the federal Bankruptcy Code, as amended, or any other legal or equitable proceeding under any bankruptcy, insolvency, rehabilitation, receivership, or debtor's relief statute or law (bankruptcy proceeding), we may be unable to collect sums due under relevant leases. Any or all of the tenants, or a guarantor of a tenant's lease obligations, could be subject to a bankruptcy proceeding. Such a bankruptcy proceeding may bar our efforts to collect pre-bankruptcy debts from these entities or their properties, unless we are able to obtain an enabling order from the bankruptcy court. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim against the tenant, and may not be entitled to any further payments under the lease. A tenant's or lease guarantor's bankruptcy proceeding could hinder or delay efforts to collect past-due balances under relevant leases, and could ultimately preclude collection of these sums. Such an event could cause a decrease or cessation of rental payments, which would result in a reduction in our cash flow and the amount available for distribution to limited partners holding Class A Units. In the event of a bankruptcy proceeding, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distribution to limited partners holding Class A Units may be adversely affected.
We may not have funding for future tenant improvements, which may reduce your returns and make it difficult to attract one or more new tenants.
When a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that in order to attract one or more new tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment have been used for investment in our properties, and we do not anticipate that we will maintain permanent working capital reserves.

We also have not identified a funding source to provide funds that may be required in the future for tenant improvements, tenant refurbishments, and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments, and other lease-up costs, cash distributions to limited partners holding Class A Units will be reduced or eliminated for potentially extended periods of time.
A property that incurs a vacancy could be difficult to sell or lease.
A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Our properties may be leased to a single tenant and/or may be specifically suited to the particular needs of a certain tenant based on the type of business the tenant operates. If a vacancy on any of our properties continues for a long period of time, we may suffer reduced revenues, resulting in less cash to be distributed to limited partners holding Class A Units. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.
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
We intend to hold the various remaining real properties in which we are invested until such time as the General Partners determine that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until the sale of the properties is warranted, even if it appears that such objectives will not be met. Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon the termination of the Partnership as specified in the partnership agreement, or earlier if a majority of you vote to liquidate the Partnership pursuant to a formal proxy to liquidate. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Due to the uncertainty of market conditions that may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the timing of liquidation of the Partnership and the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.
If any environmentally hazardous material is determined to exist on a property we own, our operating results could be adversely affected.
Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. In connection with the acquisition and ownership of our properties, we may be potentially liable for such costs. The cost of defending against claims of liability, complying with environmental regulatory requirements, or remediating any contaminated property could materially adversely affect our business, assets, or results of operations and, consequently, amounts available for distribution to limited partners holding Class A Units.

We and/or other prior Wells public limited partnerships sponsored by our General Partners have sold real estate properties for a sale price less than the original purchase price.
Certain of the real estate properties we and other Wells public limited partnerships sponsored by the General Partners previously purchased have not appreciated to the levels anticipated at the time of purchase. Recently some of these properties have been sold by such partnerships at purchase prices below the prices paid for such properties. We cannot guarantee that any of our properties will appreciate in value.
General Investment Risks
The Georgia Revised Uniform Limited Partnership Act ("GRULPA") does not grant you any specific voting rights, and your rights are limited under our partnership agreement.
A vote of a majority in interest of the limited partners is sufficient to take the following significant Partnership actions:

•	to amend our partnership agreement;

•	to change our business purpose or our investment objectives;

•	to add or remove a general partner;

•	to elect a new general partner;

•	to dissolve the Partnership;

•	to authorize a merger or a consolidation of the Partnership; or

•	to approve a sale involving all or substantially all of the Partnership's assets, subject to certain limitations.
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
Under our partnership agreement, we are required to indemnify our General Partners under certain circumstances, which may reduce returns to our limited partners.
Under our partnership agreement and subject to certain limitations, we are required to indemnify our General Partners from and against losses, liabilities and damages relating to or arising out of any action or inaction on behalf of us done in good faith and in our best interest. If substantial and expensive litigation should ensue and we are obligated to indemnify one or both General Partners, we may be forced to use substantial funds to do so, which may reduce the return on your investment.
Payment of fees to our General Partners or their affiliates will reduce cash available for distributions to our limited partners.
Our General Partners or their affiliates perform services for us in connection with the management and leasing of our properties in which we own interests. Our affiliates may receive property management and leasing fees of 6.0% of gross revenues in connection with the commercial properties we own. In addition, we will reimburse our General Partners or their affiliates for the administrative services necessary to our prudent operation, which includes actual costs of goods, services, and materials used for or by us. These fees and reimbursements will reduce the amount of cash available for capital expenditures to our properties or distributions to our limited partners.
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
Although gains from the sale of properties typically represent a substantial portion of any profits attributable to real estate investments, we cannot assure you that we will realize any gains on the sale of our properties. In any event, you should not expect distribution of such proceeds to occur during the early years of our operations. We generally will not sell properties until at least eight to 12 years after the acquisition of the properties, and our General Partners may exercise their discretion as to whether and when to sell a property; therefore, we have no obligation to sell properties at any particular time. Further, receipt of the full proceeds of such sales may be extended over a substantial period of time following the sales. In addition, the amount of taxable gain allocated to you with respect to the sale of a property could exceed the cash proceeds received from such sale. While the net proceeds from the sale of a property will generally be distributed to our limited partners, the General Partners, in their sole discretion, may not make such distribution if such proceeds are used to:

•	purchase land underlying any of our properties;

•	buy out the interest of any co-venturer or joint venture partner in a property that is jointly owned;

•	establish working capital reserves; or

•	make repairs, maintenance, tenant improvements, capital improvements, or other expenditures to any of our existing properties.
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
We may be required to expend substantial funds for tenant improvements and tenant refurbishments to vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment were used for investment in our properties, and we do not anticipate that we will maintain permanent working capital reserves. We also have no identified funding source to provide funds that may be required in the future for tenant improvements, tenant refurbishments and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments and other lease-up costs, cash distributions to limited partners holding Class A Units will be reduced or eliminated for potentially extended periods of time.
We may maintain cash balances in our bank accounts that exceed the amount insured by the Federal Deposit Insurance Corporation, and such excess amounts are subject to loss, which may reduce your returns.
We maintain bank accounts with high-credit, quality financial institutions and may concentrate our funds among certain of these banks. At times, our cash balances may exceed the amounts insured by the Federal Deposit Insurance Corporation (FDIC). In the event of these financial institutions failing, we may lose the amount of our deposits over any amount insured by the FDIC, which could have a material adverse effect on our financial condition and our results of operations.
Marketability and Transferability Risks
There is no public trading market for your units.
There is no public market for your units, and we do not anticipate that any public trading market for your units will ever develop. If you attempt to sell your units, you would likely do so at substantially discounted prices on the secondary market. Further, our partnership agreement restricts our ability to participate in a public trading market or anything substantially equivalent to one by providing that any transfer which may cause us to be classified as a "publicly traded partnership" as defined in Section 7704 of the Internal Revenue Code shall be deemed void and shall not be recognized. Because classification of the Partnership as a "publicly traded partnership" may significantly decrease the value of your units, our General Partners intend to use their authority to the maximum extent possible to prohibit transfers of units, which could cause us to be classified as a "publicly traded partnership."
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
Our estimated unit valuations should not be viewed as an accurate reflection of the value of the limited partners' units.
The estimated unit valuations contained in this Annual Report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners' units, what limited partners might be able to sell their units for, or the fair market value of our properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if our properties were sold and the proceeds distributed in a liquidation of the Partnership in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. There is no established public trading market for our limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our properties in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General Partners are estimates only and are based on a number of assumptions that may not be accurate or complete and may or may not be applicable to any specific limited partnership units. Further, these estimated valuations are applicable only to limited partners who purchased their units directly from us in our original public offering of units. It also should be noted that as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of our properties and the resulting value of our limited partnership units will naturally decline.
Special Risks Regarding Status of Units
If you hold Class A Units, we expect that you will be allocated more income than cash flow.
Since limited partners holding Class A Units are allocated substantially all of our net income, and since substantially all deductions for depreciation and other tax losses are allocated to limited partners holding Class B Units, we expect that those of you who hold Class A Units will be allocated taxable income in excess of your cash distributions. We cannot assure you that cash flow will be available for distribution in any year.
The desired effect of holding Class A Units or Class B Units may be reduced depending on how many limited partners hold each type of unit.
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
Our General Partners make all decisions with respect to the management of the Partnership. Limited partners have no right or power to take part in the management of the Partnership, except through the exercise of limited voting rights. Therefore, you must rely almost entirely on our General Partners for management of the Partnership and the operation of our business. Our General Partners may be removed only under certain conditions set forth in our partnership agreement. If our General Partners are removed, they will receive payment equal to the fair market value of their interests in the Partnership, as agreed upon by our General Partners and the Partnership or by arbitration if they are unable to agree.

Leo F. Wells, III has a primary role in determining what is in the best interest of the Partnership and our limited partners.
Leo F. Wells, III is one of our General Partners and is the president, treasurer, and sole director of Wells Capital, the general partner of Wells Partners, our other general partner. Therefore, one person has a primary role in determining what is in the best interest of the Partnership and our limited partners. Although Mr. Wells relies on the input of the officers and other employees of Wells Capital, he ultimately has the authority to make decisions affecting our Partnership operations. Therefore, Mr. Wells alone will determine the propriety of his own actions, which could result in a conflict of interest when he is faced with any significant decision relating to our Partnership affairs.
Our loss of, or inability to obtain, key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions.
Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, Randall D. Fretz, and Robert F. Kennedy each of whom would be difficult to replace. We do not have employment agreements with Messrs. Wells, Williams, Fretz, or Kennedy, and we cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital's key personnel were to cease their affiliation with us, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not maintain key-person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial and operational personnel. If we lose, or are unable to obtain, the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
Our operating performance could suffer if Wells Capital incurs significant losses, including those losses that may result from being the general partner of other entities.
We are dependent on Wells Capital to conduct our operations; thus, adverse changes in the financial condition of Wells Capital, including changes arising from litigation or our relationship with Wells Capital, could hinder its ability to successfully manage our operations and our portfolio of investments. As a general partner in many WREF-sponsored programs, Wells Capital may have contingent liabilities for the obligations of such programs. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer.
Our General Partners have a limited net worth consisting of illiquid assets, which may affect their ability to fulfill their financial obligations to us.
The net worth of our General Partners consists primarily of interests in real estate, retirement plans, partnerships, and closely held businesses and, in the case of Wells Capital, receivables from affiliated corporations and partnerships. Accordingly, the net worth of our General Partners is illiquid and not readily marketable. This illiquidity may be relevant to you in evaluating the ability of our General Partners to fulfill their financial obligations to us. In addition, our General Partners have significant commitments to the other investments programs sponsored by Wells Capital ("Wells programs").
Our administrative operating expenses, including expenses associated with operating as a public company in the current regulatory environment, could limit our ability to make distributions.
As we evolve through our Partnership life cycle and sell various properties in our portfolio, our general and administrative operating expenses become a larger percentage in relationship to our operating cash flow and the value of our properties. Further, we bear all expenses incurred in connection with our operations, which are deducted from cash funds generated by operations prior to computing the amount of net cash from operations to be distributed to our limited partners. Therefore, as a result of the general and administrative operating expenses and percentage of such expenses, we cannot assure you that sufficient cash will be available to make future distributions to you from either net cash from our operations or proceeds from the sale of our properties.
Conflicts of Interest Risks
Our General Partners will face conflicts of interest relating to time management, which could result in lower returns on our investments.
Because our General Partners and their affiliates have interests in other real estate programs and also engage in other business activities, they could have conflicts of interest in allocating their time between our business and these other activities, which could affect our operations. You should note that our partnership agreement does not specify any minimum amount of time or level of attention that our General Partners are required to devote to the Partnership.
Our General Partners will face conflicts of interest relating to the sale and leasing of properties.
We may be selling properties at the same time as other Wells programs are buying and selling properties. We may have acquired or be selling properties in geographic areas where other Wells programs own properties or are trying to sell properties, which could lower the return on your investment.
Investments in our joint venture with affiliates will result in additional risks involving our relationship with the co-venturer.
We have entered into joint ventures with affiliates. Such investments may involve risks not otherwise present with an investment in real estate, including, for example:

•	the possibility that our co-venturer, co-tenant, or partner in an investment might become bankrupt;

•	that such co-venturer, co-tenant, or partner may at any time have economic or business interests or goals which are, or which may become, inconsistent with our business interests or goals; or

•	that such co-venturer, co-tenant, or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.
Actions by such a co-venturer, co-tenant, or partner might result in subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns.
Our General Partners will face various conflicts of interest relating to joint ventures with affiliates.
Since our General Partners and their affiliates control both the Partnership and other affiliates, transactions between the parties with respect to joint ventures between such parties do not have the benefit of arm's-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture arrangements, neither co-venturer has the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, which might have a negative influence on the joint venture and decrease potential returns to you. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such a buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in property. In addition, to the extent that our co-venturer, partner, or co-tenant is an affiliate of our General Partners, certain conflicts of interest will exist.
Federal Income Tax Risks
The Internal Revenue Service ("IRS") may challenge our characterization of material tax aspects of your investment in the Partnership.
An investment in units involves certain material income tax risks, the character and extent of which are, to some extent, a function of whether you hold Class A Units or Class B Units. We will not seek any rulings from the IRS regarding any of the tax issues related to your units.
Investors may realize taxable income without cash distributions.
As a limited partner in the Partnership, you are required to report your allocable share of our taxable income on your personal income tax return regardless of whether or not you have received any cash distributions from the Partnership. For example, if you hold Class A Units, you will be allocated substantially all of our net income, defined in the partnership agreement to mean generally net income for federal income tax purposes, including any income exempt from tax, but excluding all deductions for depreciation and amortization and gain or loss from the sale of our properties, even if such income is in excess of any distributions of cash from our operations. If you hold Class A Units, you will likely be allocated taxable income in excess of any distributions to you, and the amount of cash received by you could be less than the income tax attributable to the net income allocated to you.

We could potentially be characterized as a publicly traded partnership resulting in unfavorable tax results.
If the IRS were to classify the Partnership as a "publicly traded partnership," we could be taxable as a corporation, and distributions made to you could be treated as portfolio income to you rather than passive income. We cannot assure you that we will not, at some time in the future, be treated as a publicly traded partnership due to the following factors:

•	the complex nature of the IRS rules governing our potential exemption from classification as a publicly traded partnership;

•	the lack of interpretive guidance with respect to such rules; and

•	the fact that any determination in this regard will necessarily be based upon events that have not yet occurred.
The IRS may challenge our allocations of profit and loss.
While it is more likely than not that Partnership items of income, gain, loss, deduction, and credit will be allocated among our General Partners and our limited partners substantially in accordance with the allocation provisions of the partnership agreement, we cannot assure you that the IRS will not successfully challenge the allocations in the partnership agreement and reallocate items of income, gain, loss, deduction and credit in a manner which reduces the anticipated tax benefits to limited partners holding Class B Units or increases the income allocated to limited partners holding Class A Units.
We may be audited and additional tax, interest, and penalties may be imposed upon you.
Our federal income tax returns may be audited by the IRS. Any audit of the Partnership could result in an audit of your tax return, causing adjustments of items unrelated to your investment in the Partnership, in addition to adjustments to various Partnership items. In the event of any such adjustments, you might incur accountants' or attorneys' fees, court costs, and other expenses contesting deficiencies asserted by the IRS. You also may be liable for interest on any underpayment and certain penalties from the date your tax was originally due. The tax treatment of all Partnership items will generally be determined at the Partnership level in a single proceeding rather than in separate proceedings with each partner, and our General Partners are primarily responsible for contesting federal income tax adjustments proposed by the IRS. In this connection, our General Partners may extend the statute of limitations as to all partners and, in certain circumstances, may bind the partners to a settlement with the IRS. Further, our General Partners may cause us to elect to be treated as an "electing large partnership." If they do, we could take advantage of simplified flow-through reporting of Partnership items. Adjustments to Partnership items would continue to be determined at the Partnership level, however, and any such adjustments would be accounted for in the year they take effect, rather than in the year to which such adjustments relate. Accordingly, if you make an election to change the status of your units between the years in which a tax benefit is claimed and an adjustment is made, you may suffer a disproportionate adverse impact with respect to any such adjustment. Further, our General Partners will have the discretion in such circumstances either to pass along any such adjustments to the partners or to bear such adjustments at the Partnership level, thereby potentially adversely impacting the limited partners holding a particular class of units disproportionately to limited partners holding the other class of units.
State and local taxes and a requirement to withhold state taxes may apply.
The state in which you reside may impose an income tax upon your share of our taxable income. Further, states in which we own properties may impose income taxes upon your share of our taxable income allocable to any property located in that state or other taxes on limited partnerships owning properties in their states. Many states have implemented or are implementing programs to require partnerships to withhold and pay state income taxes owed by nonresident partners relating to income-producing properties located in their states, and we may be required to withhold state taxes from cash distributions otherwise payable to you. In the event we are required to withhold state taxes from your cash distributions, or pay other state taxes, the amount of the net cash from operations otherwise payable to you would be reduced. In addition, such collection and filing requirements at the state level may result in increases in our administrative expenses, which would have the effect of reducing cash available for distribution to you. You are urged to consult with your own tax advisors with respect to the impact of applicable state and local taxes and state tax withholding requirements or other potential state taxes relating to an investment in our units.
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
Retirement Plan and Qualified Plan Risks
There are special considerations that apply to a pension or profit-sharing trust or an Individual Retirement Account ("IRA") investing in units.
If you are investing the assets of a pension, profit-sharing, Section 401(k), Keogh, or other qualified retirement plan or the assets of an IRA in units, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations under the Employee Retirement Income Security Act ("ERISA") and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan's investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce "unrelated business taxable income" for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
We may dissolve the Partnership if our assets are deemed to be plan assets or if we engage in prohibited transactions.
If our assets were deemed to be assets of qualified plans investing as limited partners, i.e., plan assets, our General Partners would be considered to be fiduciaries of such plans and certain contemplated transactions between our General Partners or their affiliates, and we may then be deemed to be "prohibited transactions" subject to excise taxation under Section 4975 of the Internal Revenue Code. Additionally, if our assets were deemed to be plan assets, the standards of prudence and other provisions of ERISA applicable to plan fiduciaries would apply to the General Partners with respect to our investments. We have not sought a ruling from the U.S. Department of Labor regarding the potential classification of our assets as plan assets.
In this regard, U.S. Department of Labor regulations defining plan assets for purposes of ERISA contain exemptions which, if satisfied, would preclude assets of a limited partnership such as ours from being treated as plan assets. We cannot assure you that our partnership agreement has been structured so that the exemptions in such regulations would apply to us, although our General Partners intend that an investment by a qualified plan in units will not be deemed an investment in our assets. We can make no representations or warranties of any kind regarding the consequences of an investment in our units by qualified plans in this regard. Plan fiduciaries are urged to consult with, and rely upon, their own advisors with respect to this and other ERISA issues which, if decided adversely to us, could result in qualified plan investors being deemed to have engaged in "prohibited transactions," which would cause the imposition of excise taxes and co-fiduciary liability under Section 405 of ERISA in the event actions taken by us are deemed to be nonprudent investments or "prohibited transactions."
In the event our assets are deemed to constitute plan assets or if certain transactions undertaken by us are deemed to constitute "prohibited transactions" under ERISA or the Internal Revenue Code, and no exemption for such transactions is obtainable by us, the General Partners have the right, but not the obligation, upon notice to all limited partners, but without the consent of any limited partner, to:

•	compel a termination and dissolution of the Partnership; or

•
restructure our activities to the extent necessary to comply with any exemption in the U.S. Department of Labor regulations or any prohibited transaction exemption granted by the Department of Labor or any condition that the Department of Labor might impose as a condition to granting a prohibited transaction exemption.

Adverse tax consequences may result because of minimum distribution requirements.
If you hold units in an IRA or you intend to acquire units in a secondary market through your IRA, or if you are a custodian of an IRA or a trustee or other fiduciary of a retirement plan that is holding units or is considering an acquisition of units through a secondary market, you must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our properties have not yet been sold at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units, and taxes attributable thereto must be paid without any corresponding cash distributions from us with which to pay such income tax liability.
Unrelated business taxable income ("UBTI") may be generated with respect to tax-exempt investors.
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
Our General Partners have represented that they will not cause us to incur indebtedness unless they obtain an opinion from legal counsel or an opinion from our tax accountants that the proposed indebtedness more than likely will not cause the income allocable to tax-exempt investors to be characterized as UBTI. Any such opinion will have no binding effect on the IRS or any court, however, and some risk remains that we may generate UBTI for our tax-exempt investors in the event that it becomes necessary for us to borrow funds.
Further, in the event we were deemed to be a "dealer" in real property, defined as one who holds real estate primarily for sale to customers in the ordinary course of business, the gain realized on the sale of our properties, which is allocable to tax-exempt investors, would be characterized as UBTI.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2.	PROPERTIES.

Overview
We own or owned interests in all of our real estate assets through joint ventures with other entities affiliated with the General Partners and Piedmont Operating Partnership, LP ("Piedmont OP"). Piedmont OP is a Delaware limited partnership with Piedmont REIT serving as its general partner. Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust. During the periods presented, we owned interests in the following joint ventures (the "Joint Ventures") and properties:

		Ownership %		Leased % as of December 31,
Joint Venture	Joint Venture Partners		Properties	2011	2010	2009		2008	2007
Fund VIII and Fund IX Associates ("Fund VIII-IX Associates")	Wells Real Estate Fund VIII, L.P. Wells Real Estate Fund IX, L.P.	54.8% 45.2%	1. US Cellular Building A four-story office building located in Madison, Wisconsin	73%	73%	76%		73%	73%
			2. 14079 Senlac Drive(1) A one-story office building located in Farmers Branch, Texas	—	—	—		—	—
			3. 305 Interlocken Parkway A two-story office building located in Broomfield, Colorado	100%	100%	100%		100%	100%
Fund VIII-IX-Joint Venture ("Fund VIII-IX-REIT Associates")(2)	Fund VIII - Fund IX Associates Piedmont Operating Partnership, LP	84.2% 15.8%	No properties owned during the periods presented.	—	—	—		—	—
The Fund IX, Fund X, Fund XI and REIT Joint Venture ("Fund IX-X-XI-REIT Associates")(3)	Wells Real Estate Fund IX, L.P. Wells Real Estate Fund X, L.P. Wells Real Estate Fund XI, L.P. Piedmont Operating Partnership, LP	39.0% 48.5% 8.8% 3.7%	4. 360 Interlocken Building(4) A three-story office building located in Broomfield, Colorado	—	100%	28%	—	30%	100%
			5. Avaya Building(5) A one-story office building located in Oklahoma City, Oklahoma	—	—	100%		100%	100%
			6. Iomega Building(6) A single-story warehouse and office building located in Ogden, Utah	—	—	—		—	—

(1)	This property was sold in November 2007.

(2)	This joint venture was liquidated and dissolved in 2007.

(3)	This joint venture wound up its affairs in 2011 and will be terminated in the second quarter of 2012.

(4)	This property was sold in June 2011.

(5)	This property was sold in October 2010.

(6)	This property was sold in January 2007.

Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund XI, L.P. are affiliated with us through common general partners. Wells Real Estate Fund X, L.P., was affiliated with us through one or more common general partners prior to its dissolution. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations
As of December 31, 2011, the lease expirations scheduled during the following 10 years for all properties in which we held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2012(2)	1	48,627	$607,838	$274,743	39.4%	36.6%
2013(3)	1	74,717	1,051,188	475,137	60.6%	63.4%
	2	123,344	$1,659,026	$749,880	100.0%	100.0%

(1)	Our share of annualized gross base rent in year of expiration is calculated based on our ownership percentage in the joint venture that owns the leased property.

(2)	Expiration of Flextronics International USA, Inc. lease at 305 Interlocken Parkway (approximately 48,600 square feet).

(3)	Expiration of United States Cellular Operating Company lease at the US Cellular Building (approximately 74,700 square feet). In January 2012, this lease was extended through December 31, 2017.
Property Descriptions
The properties in which we own or owned an interest through the Joint Ventures during the periods presented are further described below:

Properties We Currently Own

US Cellular Building

The US Cellular Building is a four-story office building containing approximately 102,000 rentable square feet located in Madison, Wisconsin. The US Cellular Building is currently 73% leased to United States Cellular Operating Company ("US Cellular"), a business unit of Telephone and Data Systems, through December 31, 2017. US Cellular occupied 100% of the building through December 31, 2006, at which time they reduced the square footage leased to 73% of the building. In January 2012, Fund VIII-IX Associates completed a lease amendment with US Cellular that (i) extended the termination date of the lease from April 9, 2013 to December 31, 2017; (ii) provided a landlord-funded tenant allowance of approximately $374,000; (iii) reduced the contractual rental rate; and (iv) allowed for a four-month rental abatement period from January 1, 2012 to February 29, 2012 and January 1, 2013 to February 28, 2013. As of December 31, 2011, the annualized base rent payable for the US Cellular lease was approximately $1,011,000. The annualized base rent payable in 2017 will be approximately $1,052,000.

305 Interlocken Parkway

The 305 Interlocken Parkway property is a two-story office building containing approximately 49,000 rentable square feet located in Broomfield, Colorado. In November 2005, Fund VIII-IX Associates and Flextronics International USA, Inc. ("Flextronics") entered into a 67-month lease for the entire property that commenced in January 2006 and expired in August 2011. In 2011, Fund VIII-IX Associates completed lease amendments with Flextronics that extended the termination date of the lease from August 30, 2011 to November 30, 2011 and from November 30, 2011 to June 30, 2012. As of December 31, 2011, the annualized base rent payable was approximately $608,000 and remains the same through the expiration of the lease in June 2012. Flextronics intends to vacate the building at its scheduled lease expiration in June 2012.

Properties Sold During the Periods Presented

Iomega Building

The Iomega Building is a single-story warehouse and office building containing approximately 108,000 rentable square feet located in Ogden, Utah. On January 31, 2007, Fund IX-X-XI-REIT Associates sold the Iomega Building to an unrelated third party for a gross sale price of $4,867,000. As a result of the sale, we received net sale proceeds of approximately $1,829,000 and were allocated a gain of approximately $69,000.

14079 Senlac Drive

The 14079 Senlac Drive property is a one-story office building containing approximately 40,000 rentable square feet located on 4.864 acres of land located in Farmers Branch, Texas. On November 29, 2007, Fund VIII-IX Associates sold 14079 Senlac Drive to an unrelated third party for a gross sale price of approximately $5,410,000. As a result of the sale, we received net sale proceeds of approximately $2,309,000 and were allocated a gain of approximately $861,000.

Avaya Building

The Avaya Building is a one-story office building containing approximately 57,000 net rentable square feet on 5.3 acres of land in Oklahoma City, Oklahoma. On October 15, 2010, Fund IX-X-XI-REIT Associates sold the Avaya Building to an unrelated third party for a gross sale price of $5,300,000. As a result of the sale, we received net sale proceeds of approximately $1,994,000 and were allocated a gain of approximately $267,000.

360 Interlocken Building

The 360 Interlocken Building is a three-story, multi-tenant office building containing approximately 52,000 rentable square feet located on a 5.1-acre tract of land in Broomfield, Colorado. On June 2, 2011, Fund IX-X-XI-REIT Associates sold the 360 Interlocken Building to an unrelated third party for a gross sale price of $9,150,000. As a result of the sale, we received net sale proceeds of approximately $3,390,000 and were allocated a gain of approximately $479,000. In the second quarter of 2010, Fund IX-X-XI-REIT Associates recognized an impairment loss of approximately $1,448,000, of which approximately $565,000 was allocated to us, in order to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows, primarily due to refining the disposition strategy for the Partnership and, consequently, shortening the estimated holding period of this asset.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we are party to legal proceedings which arise in the ordinary course of our business. We are not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on our results of operations or financial condition, nor is management aware of any such litigation threatened against us. For a description of pending litigation involving certain related parties, see "Assertion of Legal Action Against Related Parties" in Item 1 of this report.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 29, 2012, 3,273,890 Class A Units and 226,110 Class B Units held by a total of 1,855 and 146 limited partners, respectively, were outstanding. Original capital contributions were equal to $10.00 per each limited partnership unit. As of February 29, 2012, we have returned capital in the form of distributions of net sale proceeds to its limited partners equal to, on average, $3.70 per Class A Unit and $10.74 per Class B Unit, as further described below. A public trading market has not been established for our limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.

Unit Valuation

Because fiduciaries of retirement plans subject to ERISA and the IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in our Annual Report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive, assuming that our properties were sold at their estimated fair market values as of the end of our fiscal year and the proceeds therefrom, plus the amount of net sale proceeds held by us at year-end from previous property sales, if any, were distributed to the limited partners in liquidation in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from us in our original public offering of units, taking into account conversion elections as provided for in the partnership agreement.

The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2011. Utilizing the foregoing methodology, the General Partners have estimated our unit valuations, based upon their estimates of property values as of December 31, 2011, to be approximately $4.00 per Class A Unit and $3.93 per Class B Unit, based upon market conditions existing in early December 2011. These estimates should not be viewed as an accurate reflection of the value of the limited partners' units, how much limited partners might be able to sell their units for, or the fair market value of our properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if our properties were sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for our limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the expenses that would be involved in obtaining appraisals for all of our properties.

The valuations performed by the General Partners are estimates only and are based on a number of assumptions that may not be accurate or complete and may or may not be applicable to any specific limited partnership units. For example, as a result of the availability of conversion elections under the partnership agreement and the resulting complexities involved relating to the distribution methodology under the partnership agreement, each limited partnership unit of the Partnership potentially has its own unique characteristics as to distributions and value. These estimated valuations are applicable only to limited partners who purchased their units directly from us in our original public offering of units. Further, as set forth above, no third-party appraisals have or will be obtained. For these reasons, the estimated unit valuations set forth above should not be used by or relied upon by our limited partners, other than fiduciaries of retirement plans and IRA custodians for limited ERISA and IRA reporting purposes, as any indication of the fair market value of their units. In addition, it should be noted that ERISA plan fiduciaries and IRA custodians may use estimated unit valuations obtained from other sources, such as prices paid for our units in secondary market trades, and that such estimated unit valuations may well be lower than those estimated by the General Partners using the methodology required by the partnership agreement.

It should also be noted that as our properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of our portfolio of properties and resulting value of our limited partnership units, naturally declines. In considering the foregoing estimated unit valuations, it should be noted that we have previously distributed net sale proceeds in the amount of $3.70 per Class A Unit and $10.74 per Class B Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from us in our original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received different levels of per-unit distributions.

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

No operating cash distributions were paid to the limited partners holding Class A Units or Class B Units, or to the General Partners during the years ended December 31, 2011 or 2010.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the fiscal years ended December 31, 2011, 2010, 2009, 2008, and 2007 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2011	2010	2009	2008	2007
Total assets	$10,917,888	$10,366,982	$10,760,018	$10,823,347	$13,764,750
Equity in income (loss) of Joint Ventures	$720,494	$(185,621)	$146,803	$354,096	$1,405,997
Net income (loss)	$553,476	$(393,956)	$(38,198)	$201,691	$1,437,261
Net income (loss) allocated to:
Class A Limited Partners	$475,159	$(483,365)	$(37,795)	$423,474	$597,971
Class B Limited Partners	$77,430	$89,409	$—	$(222,186)	$840,003
General Partners	$887	$—	$(403)	$403	$(713)
Net income (loss) per weighted-average Limited Partner Unit:
Class A	$0.15	$(0.15)	$(0.01)	$0.13	$0.18
Class B	$0.33	$0.38	$—	$(0.94)	$3.53
Operating cash distributions per weighted-average Class A Limited Partner Unit:
Investment income	$—	$—	$—	$—	$—
Return of capital	$—	$—	$—	$0.14	$0.28
Operating cash distributions per weighted-average Class B Limited Partner Unit:
Investment income	$—	$—	$—	$—	$—
Return of capital	$—	$—	$—	$—	$—
Distribution of net sale proceeds per weighted- average Limited Partner Unit:
Class A	$—	$—	$—	$0.70	$1.44
Class B	$—	$—	$—	$0.91	$1.70

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I of this report and "Risk Factors" in Item 1A of this report.

Overview

Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold seven of the nine properties in which we have held interests. In 2011, Fund VIII-IX Associates completed lease amendments with Flextronics that extended the termination date of the lease from August 30, 2011 to November 30, 2011 and from November 30, 2011 to June 30, 2012. In January 2012, Fund VIII-IX Associates completed a lease amendment with US Cellular that (i) extended the termination date of the lease from April 9, 2013 to December 31, 2017; (ii) provided a landlord-funded tenant allowance of approximately $374,000; (iii) reduced the contractual rental rate; and (iv) allowed for a four-month rental abatement period from January 1, 2012 to February 29, 2012, and January 1, 2013 to February 28, 2013. While our focus at this time involves leasing and marketing efforts at our remaining properties that we believe will ultimately result in the best disposition pricing of our assets for our limited partners, we will evaluate offers to sell our properties on an as-is basis.
Our General Partners have announced their intention to distribute net sale proceeds of approximately $3.5 million in May 2012 from the sales of 14079 Senlac Drive, the Avaya Building, and the 360 Interlocken Building.
The fourth quarter 2011 operating distributions to limited partners were reserved. We anticipate that operating distributions will be reserved in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs at our remaining properties, including the tenant allowance and rental abatement period associated with the recent lease extension executed with US Cellular.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners, and minimize contingencies and potential post-closing obligations to buyers. As of February 29, 2012, we owned interests in two properties.
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

•
The US Cellular Building, located in Madison, Wisconsin, is currently approximately 73% leased to US Cellular through December 2017. We are actively working on re-leasing the remaining vacant space in this building.

•
The 305 Interlocken Parkway property, located in the Broomfield submarket of Denver, Colorado, is 100% leased to Flextronics, who intends to vacate the building at its scheduled lease expiration in June 2012. We are actively marketing this building for lease.

General Economic Conditions and Real Estate Market Commentary
Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment's effect on the real estate markets in which we operate.
As measured by the U.S. gross domestic product ("GDP"), the U.S. economy's growth increased at an annual rate of 3.0% in the fourth quarter of 2011, according to estimates. While the data suggest that the economic recovery continues, the rate of recovery has slowed. For the full year of 2011, real GDP increased 1.7% compared with a 3.0% increase in 2010. The growth in real GDP in 2011 reflected positive contributions from private inventory investments, personal consumption expenditures, exports, and residential and nonresidential fixed investments. While management believes the U.S. economy is likely to continue its recovery, we believe this recovery will maintain its gradual progression. Further, this recovery will face certain headwinds as we move through 2012, due to factors such as the rate of employment expansion, election-year uncertainty, and the European sovereign debt crisis.
Real estate market fundamentals underlying the U.S. office markets mirrored the broader U.S. economy, with modest improvement in the major indicators in 2011. The vacancy rate for the U.S. as a whole stood at 12.9% for the fourth quarter, compared with the 13.3% vacancy rate this same time a year ago. There was positive net absorption of 40.2 million square feet year-to-date in 2011, up from 16.2 million square feet recorded in 2010. Additionally, 65 of 80 metropolitan statistical areas registered positive net absorption in 2011 compared with only 43 markets that did so in 2010. Average asking rents across all office classes remained fairly flat year-over-year from $22.95 in the fourth quarter of 2010 to $22.81 in the fourth quarter of 2011. If the forecast for continued modest economic recovery holds, the office market should follow suit with improving fundamentals in 2012. Given the lack of new construction in the pipeline and the forecast for continued positive net absorption, which will lower vacancy levels, we believe positive rent growth should return to the broader market in 2013.
The upward trend in transaction volume continued for office properties in 2011 with sales of office properties totaling $63.5 billion, a 37% increase over 2010. Although gateway markets such as New York City; Washington, D.C.; and Chicago once again recorded the strongest transaction volume in 2011, investor attention also shifted to secondary markets and Class-A suburban offices in the major metros, something not seen in 2010. Capitalization rates (first-year income returns) continued to decline across the board, with central business district cap rates declining within 50-75 basis points of the previous cyclical low levels. Average central business district capitalization rates finished the year at 6.2%, while suburban rates remained relatively unchanged at 7.6%.
With 2012 GDP growth forecasted to be in the 2.0% to 2.5% range, the sluggish recovery experienced in 2011 will likely carry forward into the coming year. However, the outlook is for stronger leasing activity in 2012. During the 2011 mild office recovery, a noteworthy tenant-driven trend emerged that has been labeled "flight to quality," meaning that better quality properties in superior locations are outperforming the broader office market. While equilibrium in the office market on a national level is not expected until 2013, Class-A properties in desirable markets are expected to outperform as they did in 2011 due to this trend. Properties that are in top-tier markets, such as New York City; Washington, D.C.; and Chicago, with credit tenants and lack of near-term lease rollover continue to command higher prices and lower cap rates than properties without these qualities.
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
Less diversified real estate funds that own fewer properties, such as us, and those with current vacancies or near-term tenant rollover, such us, may face an increasingly challenging leasing environment. The properties within these funds may be required to offer lower rental rates and higher concession packages to potential tenants, the degree to which will depend heavily on the specific property and market. Our investment strategy, which includes either renewing an existing tenant's lease or re-leasing the property prior to marketing it for sale, remains intact. However, the ultimate timing surrounding our leasing efforts will likely be impacted by the economic conditions noted above.

Liquidity and Capital Resources

Overview

Our operating strategy entails funding expenditures related to the recurring operations of the Joint Ventures' properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the Class A limited partners and, unless reserved, are generally paid quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of one or more of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs could be adversely affected.

Short-Term Liquidity

During the year ended December 31, 2011, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $340,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to reserve the net operating cash flows generated in 2011 primarily to fund our pro rata share of anticipated re-leasing costs at our remaining properties. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that future operating distributions from the Joint Ventures may decline in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs at our remaining properties, including the tenant allowance and rental abatement period associated with the recent lease extension executed with US Cellular.

During the year ended December 31, 2011, we invested approximately $254,000 in Fund IX-X-XI-REIT Associates to fund our pro rata share of the remaining re-leasing costs at the 360 Interlocken Building incurred in connection with the lease agreement with AVNET, Inc. prior to the property's disposition. During the year ended ended December 31, 2011, we received net sale proceeds of approximately $3,390,000 from the sale of the 360 Interlocken Building. Accordingly, our General Partners anticipate distributing net sale proceeds of approximately $3.5 million in May 2012 from the sales of 14079 Senlac Drive, the Avaya Building, and the 360 Interlocken Building.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $19,000, as of December 31, 2011.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the properties owned by Fund VIII-IX Associates and net proceeds generated from the sale of those properties. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned by Fund VIII-IX Associates. We expect to continue to use substantially all future net cash flows from operations, including distributions received from Fund VIII-IX Associates, to fund leasing costs and capital expenditures necessary to position our properties for sale. To the extent that residual operating cash flows remain after considering these funding requirements, we would then distribute such residual operating cash flow to the limited partners.

Capital Resources
The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties, or investing in joint ventures formed for the same purpose, and has invested all of the partners' original net offering proceeds available for investment. Thus, it is unlikely that we will acquire interests in any additional properties or joint ventures. Historically, our investment strategy has generally involved acquiring properties that are preleased to creditworthy tenants on an all-cash basis through joint ventures with affiliated partnerships.

The joint ventures incur capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying our properties for re-leasing. As leases expire, we will work with Fund VIII-IX Associates to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates.
Operating cash flows, if available, are generally distributed from the joint ventures to us approximately one month following calendar quarter-ends. However, Fund VIII-IX Associates will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flows until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net sale proceeds reserves, if available, would then be utilized. Any capital or other expenditures not funded from the operations of Fund VIII-IX Associates will be required to be funded by us and the other respective joint venture partner on a pro rata basis.

As of December 31, 2011, we have received, used, distributed, and held net sale proceeds allocated to us from the sale of properties as presented below:

Property Sold	Net Sale Proceeds		Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2011	Undistributed Net Sale Proceeds as of December 31, 2011
					Amount	Purpose
305 Interlocken Parkway (early termination in 2004)	$800,000	(1)	45.2%	$361,626	$—	—	$361,626	$—
15253 Bake Parkway (sold in 2004)	$11,892,035		38.1%	4,526,770	237,910	•Re-leasing 15253 Bake Parkway (2004)	4,288,860	—
Alstom Power –Knoxville Building (sold in 2005)	$11,646,089		39.0%	4,545,538	—	—	4,545,538	—
1315 West Century Drive (sold in 2006)	$8,059,625		39.0%	3,145,720	—	—	3,145,720	—
Iomega Building (sold in 2007)	$4,685,151		39.0%	1,828,642	—	—	1,828,642	—
14079 Senlac Drive (sold in 2007)	$5,107,237		45.2%	2,308,640	—	—	1,529,615	779,025
Avaya Building (sold in 2010)	$5,107,662		39.0%	1,993,551	—	—	—	1,993,551
360 Interlocken Building (sold in 2011)	$8,686,166		39.0%	3,389,872			—	3,389,872
Total				$22,100,359	$237,910		$15,700,001	$6,162,448

(1)	Represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.
Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have determined to hold reserves of net sale proceeds of approximately $2.7 million to fund our pro-rata share of known and anticipated re-leasing costs and capital improvements at our remaining properties. Accordingly, our General Partners anticipate distributing net sale proceeds of approximately $3.5 million in May 2012 from the sales of 14079 Senlac Drive, the Avaya Building, and the 360 Interlocken Building, as further discussed below.

Contractual Obligations and Commitments

In December 2011, our General Partners announced their intention to distribute net sale proceeds of approximately $3.5 million in May 2012 from the sales of 14079 Senlac Drive, the Avaya Building, and the 360 Interlocken Building to the limited partners of record as of March 31, 2012, which, under the terms of the partnership agreement, does not include limited partners acquiring units after December 31, 2011. Following such distribution, we intend to hold residual net sale proceeds of approximately

$2.7 million in reserve in order to fund our pro rata share of the anticipated re-leasing costs and capital improvements at our remaining properties. Our General Partners continually monitor our operating and capital needs. Thus, should a change in circumstances prior to the intended distribution date require our General Partners to reevaluate our reserve requirements, it is possible that this distribution may not occur, or that distributions may be made at a lower amount.

Results of Operations
Comparison of the year ended December 31, 2010 vs. the year ended December 31, 2011
Equity in income (loss) of Joint Ventures increased from $(185,621) for the year ended December 31, 2010 to $720,494 for the year ended December 31, 2011. This increase is primarily attributable to (i) the impairment loss recognized by Fund IX-X-XI-REIT Associates related to the 360 Interlocken Building in the second quarter of 2010, of which approximately $565,000 was allocated to the Partnership; (ii) the gain recognized on the sale of the 360 Interlocken Building in June 2011, of which approximately $479,000 was allocated to the Partnership, partially offset by the (iii) gain recognized from the sale of the Avaya Building in October 2010, of which approximately $267,000 was allocated to the Partnership. We expect equity in income of Joint Ventures to decline in 2012 as a result of recognizing a non-recurring gain on the sale of the 360 Interlocken Building in June 2011. In addition, if we are unable to secure a suitable replacement tenant for the 305 Interlocken Building in a timely manner (the current tenant's lease is scheduled to expire in June 2012), equity in income of Joint Ventures would decline further.
Interest and other income increased from $2,887 for the year ended December 31, 2010 to $11,041 for the year ended December 31, 2011. This increase is primarily attributable to the increase in the average outstanding cash balance following the receipt of net sale proceeds from the dispositions of the Avaya Building in October 2010 and the 360 Interlocken Building in June 2011. Future levels of interest income will be largely dependent on the timing of future property dispositions and net sale proceeds distributions to the limited partners, the amount of operating cash needed to invest in the Joint Ventures related to funding re-leasing costs and capital expenditures, and fluctuations in the average daily yield earned on cash balances.
General and administrative expenses decreased from $211,222 for the year ended December 31, 2010 to $178,059 for the year ended December 31, 2011. This decrease is attributable to a decrease in the overhead administrative costs allocated to the Partnership during 2011. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
Comparison of the year ended December 31, 2009 vs. the year ended December 31, 2010
Equity in income (loss) of Joint Ventures decreased from $146,803 for the year ended December 31, 2009 to $(185,621) for the year ended December 31, 2010. This decrease is primarily attributable to the impairment loss recognized by Fund IX-X-XI-REIT Associates related to the 360 Interlocken Building in the second quarter of 2010, of which approximately $565,000 was allocated to the Partnership, partially offset by the gain recognized from the sale of the Avaya Building in October 2010, of which $267,000 was allocated to the Partnership.
Interest and other income decreased from $3,021 for the year ended December 31, 2009 to $2,887 for the year ended December 31, 2010. This decrease is primarily a result of a decline in the average daily yield earned on cash balances, partially offset by an increase in the average outstanding cash balance following the receipt of net sale proceeds from the disposition of the Avaya Building.
General and administrative expenses increased from $188,022 for the year ended December 31, 2009 to $211,222 for the year ended December 31, 2010. This increase is attributable to a temporary difference in accounting fees related to the timing of work performed by our external accountants and additional administrative reimbursements resulting primarily from a reduction in the economies of scale available to us for investor support services.
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

Application of Critical Accounting Policies
Our accounting policies have been established to conform with U.S. generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management's judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.
Below is a discussion of the accounting policies used by us and the Joint Ventures, which are considered to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.
Investment in Real Estate Assets
We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures' assets are depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets' carrying values, we adjust the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there have been no additional impairments in the carrying value of any of our real estate assets to date (see below for historical impairments); however, certain of our assets may be carried at an amount more than could be realized in a current disposition transaction.
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
Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's future cash flows and fair value, and could result in the misstatement of the carrying value of real estate assets held by the Joint Ventures and our net income (loss).

Related-Party Transactions and Agreements
We have entered into agreements with Wells Capital and Wells Management, affiliates of our General Partners, or their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, or their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Item 13, "Certain Relationships and Related Transactions" for a description of these fees and reimbursements and amounts incurred and "Risk Factors - Conflicts of Interest" in Item 1A of this report.
Subsequent Event
Leasing Activity at the US Cellular Building
On January 17, 2012, Fund VIII-IX Associates entered into the sixth amendment to the lease agreement with US Cellular at the US Cellular Building, which extended the lease term from April 9, 2013 to December 31, 2017. Effective April 10, 2013, monthly base rent will decrease from $87,668 to $77,830 and shall be payable in advance as provided by the amendment. The base rent is scheduled to increase by 3% annually beginning on May 1, 2014. In addition to monthly base rent, US Cellular is required to reimburse Fund VIII-IX Associates for its pro rata share of all operating expenses for the US Cellular Building. US Cellular is entitled to a landlord-funded tenant allowance of approximately $374,000. In addition, US Cellular is entitled to a four-month rental abatement period from January 1, 2012 to February 29, 2012, and January 1, 2013 to February 28, 2013.

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

There were no disagreements with our independent public accountants during the years ended December 31, 2011, 2010, and 2009.

ITEM 9A.	CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Exchange Act as of December 31, 2011. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2011, in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by or under the supervision of the Principal Executive
Officer and Principal Financial Officer and effected by our management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Partnership;

•
provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and/or members of the Financial Oversight Committee; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that the information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and represented within the time periods required.

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2011. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2011.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2011, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNERS.
Wells Partners

The sole general partner of Wells Partners, one of our General Partners, is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984, under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships ("Wells Public Partnerships"). Wells Capital or its affiliates serve as the advisor to Wells Real Estate Investment Trust II, Inc.; Wells Core Office Income REIT, Inc. (formerly Wells Real Estate Investment Trust III, Inc.); and Wells Timberland REIT, Inc. (collectively, the "Wells REITs"), each of which is a Maryland corporation. In these capacities, Wells Capital performs certain services for Wells Public Partnerships and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III
Mr. Wells, 68, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder and sole director of WREF, which he founded in 1984 and served as WREF's President and Treasurer until February 2012. WREF directly or indirectly owns Wells Capital, the Advisor; Wells Management; Wells Investment Securities, Inc. ("WIS"); Wells Development Corporation; Wells Asset Management, Inc.; and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

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
On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent ("AWC") with the National Association of Securities Dealers, Inc. ("NASD") relating to alleged rule violations. The AWC set forth the NASD's findings that WIS and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD, which are summarized in the following paragraph:
In 2001 and 2002, WIS sponsored conferences attended by registered representatives who sold its real estate investment products. WIS also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, WIS paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. WIS later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, WIS paid for meals for the guests. WIS also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for WIS products. This conduct violated the prohibitions against payment and receipt of noncash compensation in connection with the sales of these products contained in NASD's Conduct Rules 2710, 2810, and 3060. In addition, WIS and Mr. Wells failed to adhere to all of the terms of their written undertaking made in March 2001 not to engage in the conduct described above, and thereby engaged in conduct that was inconsistent with high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.
WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells' one-year suspension from acting in a principal capacity ended on October 6, 2004. Mr. Wells continues to represent certain affiliated issuers and perform nonprincipal activities on behalf of WIS.

Section 16(a), Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the officers and directors of the general partner of our general partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC's Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC's Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a).

Financial Oversight Committee

We do not have a board of directors or an audit committee. Accordingly, as the corporate general partner of one of the General Partners of the Partnership, Wells Capital has established a Financial Oversight Committee consisting of Douglas P. Williams as the Principal Financial Officer; Randall D. Fretz as the Senior Vice President of Wells Capital; and Wendy Gill as Chief Accounting Officer. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review, and oversight of the work of our independent registered public accountant, and establishing and enforcing the code of ethics. However, since neither we nor our corporate general partner have an audit committee and the Financial Oversight Committee is not independent of us or the General Partners, we do not have an "audit committee financial expert."

Code of Ethics

We have adopted a code of ethics applicable to Wells Capital's Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller, or other employees of Wells Capital performing similar functions on our behalf, if any. The code of ethics is contained in the Business Standards/Code of Conduct/General Policies established by WREF. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830 or 770-243-8282.

ITEM 11.	COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

While we are managed by the General Partners and their affiliates, we do not pay any salaries or other compensation directly to the General Partners or to any of the General Partners' individual employees, officers, or directors. Further, we do not employ, and are not managed by, any of our own employees, officers, or directors. Accordingly, no compensation has been awarded to, earned by, or paid to any such individuals in connection with the operation or management of the Partnership. Due to our current management structure and our lack of any employees, officers, or directors, no discussion and analysis of compensation paid by the Partnership; tabular information concerning salaries, bonuses, and other types of compensation to executive officers or directors of the Partnership; or other information regarding compensation policies and practices of the Partnership has been included in this Annual Report on Form 10-K.

See Item 13, "Certain Relationships and Related Transactions," for a description of the fees we incurred that were payable to affiliates of the General Partners during the year ended December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	One limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership as of February 29, 2012.

Title of Class	Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	1111 Polaris Parkway, Suite 2N Columbus, OH 43240	520,833.333 Units(1)	14.88%

(1)	Multiple beneficiaries in the Macomb County Employee Retirement System own Class A Units through a pension plan.

(b)	Set forth below is the security ownership of management as of February 29, 2012.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	2,155.502 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 2,155.502 Class A Units through an individual retirement account.

(c)	No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners or their affiliates in connection with our operations are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions, and limited partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions, provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sales proceeds for the year ended December 31, 2011.

Management and Leasing Fees

We entered into a property management and leasing agreement, and Wells Management, an affiliate of the General Partners, receives compensation for asset management and the management and leasing of our properties owned through Joint Ventures equal to (a) 3% for management services and 3% of for leasing services of the gross revenues collected monthly; plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties that are leased on a long-term net basis (10 or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income (loss) of joint ventures in the accompanying statement of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $62,969, $68,260, and $80,579 for the years ended December 31, 2011, 2010, and 2009, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for us, relating to accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $91,873, $120,524, and $110,913 payable to Wells Capital and Wells Management for the years ended December 31, 2011, 2010, and 2009, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2011, 2010, or 2009.
Procedures Regarding Related-Party Transactions

Our policies and procedures governing related-party transactions with our General Partners and their affiliates, including, but not limited to, all transactions required to be disclosed under Item 404(a) of Regulation S-K, are restricted or severely limited by the provisions of Articles XI, XII, XIII, and XIV of our partnership agreement, which has been filed with the SEC. No transaction has been entered into with either of our General Partners or their affiliates that does not comply with those policies and procedures. In addition, in any transaction involving a potential conflict of interest, including any transaction that would require disclosure under Item 404(a) of Regulation S-K, our General Partners must view such a transaction after taking into consideration their fiduciary duties to us.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Preapproval Policies and Procedures

The Financial Oversight Committee preapproves all auditing and permissible nonauditing services provided by our independent registered public accountants. The approval may be given as part of the Financial Oversight Committee's approval of the scope of the engagement of our independent registered public accountants or on an individual basis. The preapproval of certain audit-related services and certain nonauditing services not exceeding enumerated dollar limits may be delegated to one or more of the Financial Oversight Committee's members, but the member to whom such authority is delegated shall report any preapproval decisions to the full Financial Oversight Committee. Our independent registered public accountants may not be retained to perform the nonauditing services specified in Section 10A(g) of the Exchange Act.

Fees Paid to the Independent Registered Public Accountants

Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since September 22, 2006. All such fees are recognized in the period to which the services relate. A portion of such fees is allocated to the joint ventures in which we invest. The aggregate fees billed to us for professional accounting services by Frazier & Deeter, LLC, including the audit of our annual financial statements for the fiscal years ended December 31, 2011 and 2010, are set forth in the table below.

	2011	2010
Audit Fees	$42,079	$48,715
Audit-Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total	$42,079	$48,715

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

•
Tax Fees – These are fees for all professional services performed by professional staff in our independent registered public accountant's tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state, or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	Other Fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

During the fiscal years ended December 31, 2011 and 2010, 100% of the services performed by Frazier & Deeter, LLC described above under the captions "Audit Fees," "Audit-Related Fees," "Tax Fees," and "Other Fees" were approved in advance by a member of the Financial Oversight Committee. In addition, fees were incurred for tax services performed by an accounting firm separate from our independent registered public accountants in each year presented.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1.    A list of the financial statements contained herein is set forth on page F-1 hereof.
2.    Not applicable.
3.    The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.
(b)     See (a) 3 above.
(c)    See (a) 2 above.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IX, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

March 15, 2012		/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 15, 2012		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO
2011 FORM 10-K
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
*3.1
Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund IX, L.P. (Exhibit 3(a) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 033-83852)

*3.2
Certificate of Limited Partnership of Wells Real Estate Fund IX, L.P. (Exhibit 3(c) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 033-83852)

*10.1
Leasing and Tenant Coordinating Agreement between Wells Real Estate Fund IX, L.P. and Wells Management Company, Inc. (Exhibit 10(d) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 033-83852)

*10.2
Management Agreement between Wells Real Estate Fund IX, L.P. and Wells Management Company, Inc. (Exhibit 10(e) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 033-83852)

*10.3
Amended and Restated Custodial Agency Agreement between Wells Real Estate Fund IX, L.P. and NationsBank of Georgia, N.A. (Exhibit 10(f) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 033-83852)

*10.4
Joint Venture Agreement of Fund VIII and Fund IX Associates dated June 10, 1996 (Exhibit 10(aa) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 033-83852)

*10.5
Agreement for the Purchase and Sale of Real Property dated April 23, 1996, between American Family Mutual Insurance Company and Wells Capital, Inc. (Exhibit 10(bb) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 033-83852)

*10.6
Agreement to Lease dated June 18, 1996, between Fund VIII and IX Associates and Westel-Milwaukee, Inc., d/b/a Cellular One (Exhibit 10(cc) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 033-83852)

*10.7
Development Agreement dated June 18, 1996, between Fund VIII and Fund IX Associates and ADEVCO Corporation (Exhibit 10(dd) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 033-83852)

*10.8
First Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated October 10, 1996 (Exhibit 10(ii) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 033-83852)

*10.9
Assignment and Assumption of Lease dated October 10, 1996, between TCI Valwood Limited Partnership I and The Bank of New York, as Agent for Fund VIII and Fund IX Associates (Exhibit 10(hh) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 033-83852)

*10.10
Real Estate Option Agreement dated December 9, 1996, between The Development Corporation of Knox County and Wells Real Estate Fund IX, L.P. (Exhibit 10(jj) to Post-Effective Amendment No. 13 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 033-83852)

*10.11
Second Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated January 7, 1997 (Exhibit 10(ii) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 000-27888)

*10.12
Office Lease with Matsushita Avionics Systems Corporation dated April 29, 1996 (Exhibit 10(kk) to
Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 000-27888)

*10.13
Third Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated February 18, 1997 (Exhibit 10(ll) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 000-27888)

*10.14
Joint Venture Agreement of Fund IX and Fund X Associates dated March 20, 1997 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-07979)

*10.15
Agreement for the Purchase and Sale of Real Property relating to the Lucent Technologies Building dated May 30, 1997, between Fund IX and Fund X Associates and Wells Development Corporation (Exhibit 10(k) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-07979)

*10.16
Net Lease Agreement for the Lucent Technologies Building dated May 30, 1997, between Wells Development Corporation and Lucent Technologies, Inc. (Exhibit 10(l) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-07979)

*10.17
Development Agreement relating to the Lucent Technologies Building dated May 30, 1997, between Wells Development Corporation and ADEVCO Corporation (Exhibit 10(m) to Post-Effective Amendment No. 2 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-07979)

*10.18
First Amendment to Net Lease Agreement for the Lucent Technologies Building dated March 30, 1998 (Exhibit 10.10(a) to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10.19
Agreement for the Purchase and Sale of Real Property relating to the Ohmeda Building dated November 14, 1997 between Lincor Centennial, Ltd. and Wells Real Estate Fund X, L.P. (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10.20
Agreement for the Purchase and Sale of Property relating to the 360 Interlocken Building dated February 11, 1998 between Orix Prime West Broomfield Venture and Wells Development Corporation (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-32099)

*10.21
First Amendment to Lease Agreement with United States Cellular Operating Company, d/b/a Cellular One, dated October 31, 2001 (Exhibit 10(rr) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2001, Commission File No. 000-27888)

*10.22
Lease Termination Agreement with Cirrus Logic, Inc. for the 305 Interlocken Parkway Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund VIII, L.P. for the quarter ended September 30, 2004, Commission File No. 000-27888)

*10.23
Lease Agreement for the 360 Interlocken Building with GAIAM, Inc. (Exhibit 10(qq) to Form 10-K of Wells Real Estate Fund IX, L.P. for the fiscal year ended December 31, 2005, Commission File No. 000-22039)

*10.24
Lease Agreement with Flextronics International USA, Inc. for the 305 Interlocken Parkway Building (Exhibit 10(ddd) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2005, Commission File No. 000-27888)

*10.25
Second Amendment to Lease Agreement with United State Cellular Operating Company for the US Cellular Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund VIII, L.P. for quarter ended September 30, 2006, Commission File No. 000-27888)

*10.26
Second Amendment to Net Lease Agreement with Avaya, Inc. for the Avaya Building (Exhibit 10(xx) to
Form 10-K of Wells Real Estate Funds IX, L.P. for the fiscal year ended December 31, 2007, Commission File No. 000-22039)

*10.27
Third Amendment to Net Lease Agreement with Avaya, Inc. for the Avaya Building (Exhibit 10.1 to
Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2009, Commission File
No. 000-22039)

*10.28
Office Lease with AVNET, Inc. for a portion of the 360 Interlocken Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2010, Commission File No. 000-22039)

*10.29	Purchase and Sale Agreement for the sale of the Avaya Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2010, Commission File No. 000-22039)
*10.30
First Amendment to Purchase and Sale Agreement for the sale of the Avaya Building (Exhibit 10.3 to
Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended September 30, 2010, Commission File No. 000-22039)

*10.31
Purchase and Sale Agreement for the sale of the 360 Interlocken Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended March 31, 2011, Commission File No. 000-22039)

*10.32
Amendment to Lease with Flextronics International USA, Inc. for the 305 Interlocken Parkway Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund VIII, L.P. for the quarter ended September 30, 2011, Commission File No. 000-27888)

*10.33
Sixth Amendment to Lease Agreement with United State Cellular Operating Company for the US Cellular Building (Exhibit 10(lll) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the year ended December 31, 2011, Commission File No. 000-27888)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Acto of 2002
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase.
**101.LAB	XBRL Taxonomy Extension Calculation Linkbase.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Previously filed and incorporated herein by reference.

**	Furnished with this Form 10-K, but not filed under the Securities Exchange Act of 1934.

WELLS REAL ESTATE FUND IX, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Wells Real Estate Fund IX, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund IX, L.P. (the "Partnership") as of December 31, 2011 and 2010, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund IX, L.P. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 15, 2012

WELLS REAL ESTATE FUND IX, L.P.

BALANCE SHEETS

	December 31, 2011	December 31, 2010
Assets:
Investment in joint ventures	$4,239,485	$7,186,841
Cash and cash equivalents	6,535,295	3,059,524
Due from joint ventures	132,459	120,617
Other assets	10,649	—
Total assets	$10,917,888	$10,366,982

Liabilities:
Accounts payable and accrued expenses	$10,192	$11,515
Due to affiliates	8,417	9,664
Total liabilities	18,609	21,179

Commitments and Contingencies

Partners' Capital:
Limited partners:
Class A – 3,263,890 units issued and outstanding	10,731,553	10,256,394
Class B – 236,110 units issued and outstanding	166,839	89,409
General partners	887	—
Total partners' capital	10,899,279	10,345,803
Total liabilities and partners' capital	$10,917,888	$10,366,982

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
Equity in Income (Loss) of Joint Ventures	$720,494	$(185,621)	$146,803

Interest and Other Income	11,041	2,887	3,021

General and Administrative Expenses	178,059	211,222	188,022
Net Income (Loss)	$553,476	$(393,956)	$(38,198)

Net Income (Loss) Allocated To:
Class A Limited Partners	$475,159	$(483,365)	$(37,795)
Class B Limited Partners	$77,430	$89,409	$—
General Partners	$887	$—	$(403)

Net Income (Loss) Per Weighted-Average Limited Partner Unit:
Class A	$0.15	$(0.15)	$(0.01)
Class B	$0.33	$0.38	$0.00

Weighted-Average Limited Partner Units Outstanding:
Class A	3,263,890	3,263,890	3,263,890
Class B	236,110	236,110	236,110

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEARS ENDED
DECEMBER 31, 2011, 2010, AND 2009

	Limited Partners				General Partners	Total Partners' Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2008	3,263,890	$10,777,554	236,110	$—	$403	$10,777,957

Net loss	—	(37,795)	—	—	(403)	(38,198)
BALANCE, December 31, 2009	3,263,890	10,739,759	236,110	—	—	10,739,759

Net income (loss)	—	(483,365)	—	89,409	—	(393,956)
BALANCE, December 31, 2010	3,263,890	10,256,394	236,110	89,409	—	10,345,803

Net income	—	475,159	—	77,430	887	553,476
BALANCE, December 31, 2011	3,263,890	$10,731,553	236,110	$166,839	$887	$10,899,279

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$553,476	$(393,956)	$(38,198)
Operating distributions received from joint ventures	519,835	513,767	623,324
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (income) loss of joint ventures	(720,494)	185,621	(146,803)
Changes in assets and liabilities:
(Increase) decrease in other assets	(10,649)	—	1,605
(Decrease) increase in accounts payable and accrued expenses	(1,323)	4,501	(29,059)
(Decrease) increase in due to affiliates	(1,247)	(3,581)	3,928
Net cash provided by operating activities	339,598	306,352	414,797

Cash Flows from Investing Activities:
Net sale proceeds received from joint ventures	3,389,872	1,993,551	—
Investment in joint ventures	(253,699)	(753,291)	—
Net cash provided by investing activities	3,136,173	1,240,260	—
Net Increase in Cash and Cash Equivalents	3,475,771	1,546,612	414,797

Cash and Cash Equivalents, beginning of year	3,059,524	1,512,912	1,098,115
Cash and Cash Equivalents, end of year	$6,535,295	$3,059,524	$1,512,912

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010, AND 2009

1.	ORGANIZATION AND BUSINESS
Wells Real Estate Fund IX, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Partners, L.P. ("Wells Partners"), a Georgia nonpublic limited partnership, serving as its general partners (collectively, the "General Partners"). Wells Capital, Inc. ("Wells Capital") serves as the corporate general partner of Wells Partners. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc ("WREF"). Leo F. Wells, III is the president and sole director of Wells Capital and the sole director and sole owner of WREF. The Partnership was formed on August 15, 1994, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elected to have their units treated as Class A Units or Class B Units. Limited partners have the right to change their prior elections to have some or all of their units treated as Class A or Class B Units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; (f) authorize a merger or a consolidation of the Partnership; and (g) approve a sale involving all or substantially all of the Partnership's assets, subject to certain limitations. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.
On January 5, 1996, the Partnership commenced a public offering of up to $35,000,000 of Class A or Class B limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act. The offering was terminated on December 30, 1996, at which time the Partnership had sold approximately 2,935,931 Class A Units and 564,069 Class B Units, representing total limited partner capital contributions of $35,000,000.
The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners and Piedmont Operating Partnership, LP ("Piedmont OP"), formerly known as Wells Operating Partnership, L.P. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. ("Piedmont REIT"), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner. Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust. During the periods presented, the Partnership owned interests in the following joint ventures (the "Joint Ventures") and properties:

Joint Venture	Joint Venture Partners	Ownership %	Properties
Fund VIII and Fund IX Associates ("Fund VIII-IX Associates")	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.	54.8% 45.2%	1. US Cellular Building A four-story office building located in Madison, Wisconsin 2. 305 Interlocken Parkway A two-story office building located in Broomfield, Colorado
The Fund IX, Fund X, Fund XI and REIT Joint Venture ("Fund IX-X-XI-REIT Associates")(1)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Piedmont Operating Partnership, LP	39.0% 48.5% 8.8% 3.7%	3. 360 Interlocken Building(2) A three-story office building located in Broomfield, Colorado 4. Avaya Building(3) A one-story office building located in Oklahoma City, Oklahoma

(1)	This joint venture wound up its affairs in 2011 and will be terminated in the second quarter of 2012.

(2)	This property was sold in June 2011.

(3)	This property was sold in October 2010.
Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund XI, L.P. are affiliated with the Partnership through common general partners. Wells Real Estate Fund X, L.P. was affiliated with the Partnership through one or more common general partners prior to its dissolution. Each of the properties described above was acquired on an all-cash basis.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Partnership's financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP").
Use of Estimates
Preparation of the Partnership's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.
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
Evaluating the Recoverability of Real Estate Assets
The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership's investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Partnership has determined that there has been no impairment in the carrying value of any of its real estate assets (see below for historical impairment); however, certain of the Partnership's assets may be carried at an amount more than could be realized in a current disposition transaction.
While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity's own assumptions, as little, if any, related market activity or information is available. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Partnership may assign an estimated probability-weighting to more than one fair value estimate based on the Partnership's assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
In the second quarter of 2010, Fund IX-X-XI-REIT Associates evaluated the recoverability of the carrying value of the 360 Interlocken Building pursuant to the accounting policy outlined in Note 2 above and determined that it was not recoverable, as compared to the estimated fair value, due to refining the disposition strategy for the Partnership and, consequently, shortening the estimated holding period of this asset. Accordingly, Fund IX-X-XI-REIT Associates reduced the carrying value of the 360 Interlocken Building to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $1,448,000 (approximately $565,000 of which was allocated to the Partnership) in the second quarter of 2010.
Projections of expected future cash flows require that the Partnership estimates future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's future cash flows and fair value, and could result in the misstatement of the carrying value of real estate assets held by Fund VIII-IX Associates and net income (loss) of the Partnership.
Cash and Cash Equivalents
The Partnership considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and consist of investments in money market accounts.
Other Assets
Other assets are primarily comprised of prepaid expenses and the Partnership's pro rata share of receivables assumed in connection with the liquidation of Fund IX-X-XI-REIT Associates. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified.
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
Allocations of Net Income, Net Loss, and Gain on Sale
For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, cost recovery, and the gain on the sale of asset. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners holding Class A Units and the General Partners. To the extent the Partnership's net income in any year exceeds net cash from operations, such excess net income will be allocated 99% to the limited partners holding Class A Units and 1% to the General Partners.
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
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (the "FASB") clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures ("ASU 2010-6"). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Partnership beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which became effective for the Partnership on January 1, 2011. The adoption of ASU 2010-6 has not had a material impact on the Partnership's financial statements or disclosures.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for the Partnership on December 15, 2011. The adoption of ASU 2011-04 has not had a material impact on the Partnership's financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES
Due from Joint Ventures
As of December 31, 2011 and 2010, due from joint ventures represents the Partnership's share of operating cash flow to be distributed from Fund VIII-IX Associates for the fourth quarters of 2011 and 2010, respectively.
Summary of Investments
The Partnership's investments and approximate ownership percentages in the Joint Ventures as of December 31, 2011 and 2010 are summarized below:

	2011		2010
	Amount	Percentage	Amount	Percentage
Fund VIII-IX Associates	$4,239,485	45%	$4,557,461	45%
Fund IX-X-XI-REIT Associates	—	39%	2,629,380	39%
	$4,239,485		$7,186,841
Summary of Activity
Rollforwards of the Partnership's investment in the Joint Ventures for the years ended December 31, 2011 and 2010 are presented below:

	2011	2010
Investment in Joint Ventures, beginning of year	$7,186,841	$9,129,644
Equity in income (loss) of Joint Ventures	720,494	(185,621)
Contributions to Joint Ventures	253,699	753,291
Distributions from Joint Ventures	(3,921,549)	(2,510,473)
Investment in Joint Ventures, end of year	$4,239,485	$7,186,841
Summary of Financial Information
Condensed financial information for the Joint Ventures in which the Partnership held an interest as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010, and 2009 is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011	2010
Fund VIII-IX Associates	$10,163,823	$10,835,946	$785,096	$753,783	$9,378,727	$10,082,163
Fund IX-X-XI-REIT Associates wound up its affairs in 2011 by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing any residual cash balances to the joint venture partners. Fund IX-X-XI-REIT Associates will be terminated in the second quarter of 2012 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act upon filing its final tax return.

	Total Assets		Total Liabilities		Total Net Assets in Liquidation(1)	Total Equity
	December 31,		December 31,		December 31,	December 31,
	2011	2010	2011	2010	2011	2010
Fund IX-X-XI-REIT Associates	$—	$7,218,303	$—	$481,567	$—	$6,736,736

(1)
Effective July 1, 2011, the first day of the quarter following the completion of the sale of all real estate assets, Fund IX-X-XI-REIT Associates adopted the liquidation basis of accounting, under which assets and liabilities are stated at their estimated net realizable values and net settlement amounts.

	Total Revenues(1)			Income (loss) From Continuing Operations(1)			Income (loss) From Discontinued Operations(1)			Net Income (loss)
	For the Years Ended			For the Years Ended			For the Years Ended			For the Years Ended
	December 31,			December 31,			December 31,			December 31,
	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
Fund VIII- IX Associates	$2,040,165	$1,960,816	$2,001,281	$462,169	$357,084	$339,909	$—	$—	$—	$462,169	$357,084	$339,909
Fund IX- X-XI- REIT Associates	—	—	—	(24,668)	(38,736)	(16,142)	1,335,377	(850,397)	(1,401)	1,310,709	(889,133)	(17,543)
	$2,040,165	$1,960,816	$2,001,281	$437,501	$318,348	$323,767	$1,335,377	$(850,397)	$(1,401)	$1,772,878	$(532,049)	$322,366

(1)
Prior-period amounts adjusted to conform with current-period presentation, including classifying revenues and income (loss) generated by the 360 Interlocken Building as discontinued operations for all periods presented.

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	December 31, 2011			December 31, 2010				December 31, 2009
	Operating Income	Gain on Sale	Total	Operating Loss	Impairment Loss	Gain on Sale	Total	Operating Loss	Total
Fund IX-X-XI- REIT Associates	$108,434	$1,226,943	$1,335,377	$(86,656)	$(1,448,217)	$684,476	$(850,397)	$(1,401)	$(1,401)

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (10 or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $62,969, $68,260, and $80,579 for the years ended December 31, 2011, 2010, and 2009, respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of our general partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $91,873, $120,524, and $110,913 payable to Wells Capital and Wells Management for the years ended December 31, 2011, 2010, and 2009, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of December 31, 2011 and 2010, represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
Conflicts of Interest

Wells Capital, the corporate general partner of Wells Partners, is also a general partner or advisor of other public real estate investment programs sponsored by WREF. As such, in connection with serving as a general partner or advisor for other WREF-sponsored programs, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities.

Assertion of Legal Action Against Related Parties

On March 12, 2007, a stockholder of Piedmont REIT filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, one of the Partnership's General Partners; Wells Capital, the corporate general partner of Wells Partners, the Partnership's other General Partner; Wells Management, the Partnership's property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007.
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
On March 31, 2008, the Court granted in part the defendants' motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. Since the filing of the second amended complaint, the plaintiff has said it intends to seek monetary damages of approximately $159 million plus prejudgment interest.
On June 23, 2008, the plaintiff filed a motion for class certification. On September 16, 2009, the Court granted the plaintiff's motion for class certification. On September 20, 2009, the defendants filed a petition for permission to appeal immediately the Court's order granting the motion for class certification with the Eleventh Circuit Court of Appeals. The petition for permission to appeal was denied on October 30, 2009.
On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The Court denied the plaintiff's motion for leave to amend on June 23, 2009.
On December 4, 2009, the parties filed motions for summary judgment. On August 2, 2010, the Court entered an order denying the defendants' motion for summary judgment and granting, in part, the plaintiff's motion for partial summary judgment. The Court ruled that the question of whether certain expressions of interest in acquiring Piedmont REIT constituted "material" information required to be disclosed in the proxy statement to obtain approval for the Piedmont REIT internalization transaction raises questions of fact that must be determined at trial.

On November 17, 2011, the court issued rulings granting several of the plaintiff's motions in limine to prohibit the defendants from introducing certain evidence, including evidence of the defendants' reliance on advice from their outside legal and financial advisors, and limiting the defendants' ability to relate their subjective views, considerations, and observations during the trial of the case. On February 23, 2012, the Court granted several of the defendants' motions, including a motion for reconsideration regarding a motion the plaintiff had filed seeking exclusion of certain evidence impacting damages, and motions seeking exclusion of certain evidence proposed to be submitted by the plaintiff. The suit has been removed from the Court's trial calendar pending resolution of a request for interlocutory appellate review of certain legal rulings made by the Court.
Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of these actions or reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of these matters could have a material adverse impact on WREF's financial results, financial condition, or liquidity.

5.	ECONOMIC DEPENDENCY
The Partnership has engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of its properties, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days' written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and WIS based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related Parties" above). As of December 31, 2011, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity necessary to meet its current and future obligations as they become due.
The Partnership is also dependent upon the ability of its current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on the Partnership's results of operations. The Partnership is not currently aware of any reason why its existing tenants should not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on the Partnership's results of operations.

6.	PER-UNIT AMOUNTS
Income (loss) per limited partnership unit amounts are calculated based upon weighted-average units outstanding during the respective periods. Income (loss) per limited partnership unit, as presented in the accompanying financial statements, will vary from the per-unit amounts attributable to the individual limited partners due to the differences between the GAAP and tax basis treatment of certain items of income and expense and the fact that, within the respective classes of Class A Units and Class B Units, individual units have different characteristics including capital bases, cumulative operating and net property sales proceeds distributions, and cumulative earnings allocations as a result of, among other things, the ability of limited partners to elect that their units be treated as Class A Units or Class B Units, or to change their prior elections, on a quarterly basis.
For the reasons mentioned above, distributions of net sale proceeds per unit also vary among individual limited partners. Distributions of net sale proceeds have been calculated at the investor level pursuant to the partnership agreement and allocated between the Class A and Class B limited partners in the period paid. Accordingly, distributions of net sale proceeds per unit, as presented in the accompanying financial statements, vary from the per-unit amounts attributable to the individual limited partners.

7.	INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL
A reconciliation of the Partnership's financial statement net income (loss) to net income (loss) presented in accordance with the federal income tax basis of accounting is as follows for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Financial statement net income (loss)	$553,476	$(393,956)	$(38,198)
Adjustments in net income resulting from:
Bad debt (recoveries) expense for financial reporting purposes in excess of amounts for income tax purposes	—	—	(1,561)
Depreciation expense for financial reporting purposes (less than) greater than amounts for income tax purposes	(12,374)	18,534	18,521
Rental income accrued for financial reporting purposes (greater than) less than amounts for income tax purposes	(11,827)	106,025	93,642
Gains on sale of properties for financial reporting purposes in excess of income tax purposes	(580,348)	(72,753)	—
Impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	—	565,248	—
Other	(253,893)	(65,455)	(30,403)
Income tax basis net income (loss)	$(304,966)	$157,643	$42,001

A reconciliation of the partners' capital balances, as presented in the accompanying financial statements, to partners' capital balances, as presented in accordance with the federal income tax basis of accounting, is as follows for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Financial statement partners' capital	$10,899,279	$10,345,803	$10,739,759
Increase (decrease) in partners' capital resulting from:
Accumulated meals and entertainment	390	390	390
Accumulated bad debt expense, net, for financial reporting purposes greater than amounts for income tax purposes	381	381	381
Accumulated depreciation expense for financial reporting purposes greater than amounts for income tax purposes	3,854,659	3,867,033	3,848,499
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	5,223,360	5,223,360	5,223,360
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(317,221)	(305,394)	(411,419)
Accumulated expenses deductible when paid for income tax purposes less than amounts accrued for financial reporting purposes	464	464	464
Accumulated expenses capitalized for income tax purposes greater than amounts deducted for financial reporting purposes	10,145	10,145	10,145
Accumulated gains on sale of properties for financial reporting purposes in excess of income tax purposes	(2,201,036)	(1,620,688)	(1,547,935)
Accumulated impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	703,543	703,543	138,295
Other	(355,054)	(101,161)	(35,706)
Income tax basis partners' capital	$17,818,910	$18,123,876	$17,966,233

8.	QUARTERLY RESULTS (UNAUDITED)
A summary of the unaudited quarterly financial information for the years ended December 31, 2011 and 2010 is presented below:

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$48,095	$540,268	$59,833	$72,298
Interest and other income	$1,747	$2,271	$3,870	$3,153
Net income (loss)	$(14,133)	$501,846	$27,592	$38,171
Net income (loss) allocated to:
Class A limited partners	$75,276	$221,677	$87,713	$90,493
Class B limited partners	$(89,409)	$279,946	$(60,404)	$(52,703)
General partners	$—	$223	$283	$381
Net income (loss) per weighted-average limited partner unit:
Class A	$0.02	$0.07	$0.03	$0.03
Class B	$(0.38)	$1.19	$(0.26)	$(0.22)
Distribution of operating cash per weighted-average limited partner unit:
Class A	$—	$—	$—	$—
Class B	$—	$—	$—	$—
Distribution of net property sale proceeds per weighted- average limited partner unit:
Class A	$—	$—	$—	$—
Class B	$—	$—	$—	$—

	2010 Quarter Ended
	March 31	June 30	September 30	December 31
Equity in income (loss) of joint ventures	$33,526	$(521,255)	$37,828	$264,280
Interest and other income	$458	$462	$482	$1,485
Net income (loss)	$(30,731)	$(570,337)	$(2,105)	$209,217
Net income (loss) allocated to:
Class A limited partners	$(30,731)	$(570,337)	$(2,105)	$119,808
Class B limited partners	$—	$—	$—	$89,409
General partners	$—	$—	$—	$—
Net income (loss) per weighted-average limited partner unit:
Class A	$(0.01)	$(0.17)	$—	$0.03
Class B	$—	$—	$—	$0.38
Distribution of operating cash per weighted-average limited partner unit:
Class A	$—	$—	$—	$—
Class B	$—	$—	$—	$—
Distribution of net property sale proceeds per weighted- average limited partner unit:
Class A	$—	$—	$—	$—
Class B	$—	$—	$—	$—

9.	GENERAL AND ADMINISTRATIVE COSTS
General and administrative costs for the years ended December 31, 2011, 2010, and 2009, are composed of the following items:

	2011	2010	2009
Salary reimbursements	$91,873	$120,524	$110,913
Independent accounting fees	28,881	26,464	16,437
Printing expenses	26,541	34,182	31,004
Postage and delivery expenses	12,271	11,698	11,526
Legal fees	10,961	10,742	13,086
Computer costs	2,462	2,594	2,378
Other professional fees	2,214	3,049	2,110
Bank service charges	1,554	706	58
Filing fees	1,277	1,263	510
Taxes and license fees	25	—	—
Total general and administrative costs	$178,059	$211,222	$188,022

10.	COMMITMENTS AND CONTINGENCIES
In December 2011, the General Partners announced their intention to distribute net sale proceeds of approximately $3.5 million in May 2012 from the sales of 14079 Senlac Drive, the Avaya Building, and the 360 Interlocken Building to the limited partners of record as of March 31, 2012, which, under the terms of the partnership agreement, does not include limited partners acquiring units after December 31, 2011. Following such distribution, the General Partners intend to hold residual net sale proceeds of approximately $2.7 million in reserve in order to fund the Partnership's pro rata share of the anticipated re-leasing costs and capital improvements at its remaining properties. The General Partners continually monitor the operating and capital needs of the Partnership. Thus, should a change in circumstances prior to the intended distribution date require the General Partners to reevaluate the reserve requirements, it is possible that this distribution may not occur or that distributions may be made at a lower amount.
From time to time, the Partnership and its General Partners are parties to legal proceedings that arise in the ordinary course of our business. The Partnership is not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against us.

11.	SUBSEQUENT EVENT
Leasing Activity at the US Cellular Building
On January 17, 2012, Fund VIII-IX Associates entered into the sixth amendment to the lease agreement with United States Cellular Operating Company ("US Cellular") at the US Cellular Building, which extended the lease term from April 9, 2013 to December 31, 2017. Effective April 10, 2013, monthly base rent will decrease from $87,668 to $77,830 and shall be payable in advance as provided by the amendment. The base rent is scheduled to increase by 3% annually beginning on May 1, 2014. In addition to monthly base rent, US Cellular is required to reimburse Fund VIII-IX Associates for its pro rata share of all operating expenses for the US Cellular Building. US Cellular is entitled to a landlord-funded tenant allowance of approximately $374,000. In addition, US Cellular is entitled to a four-month rental abatement period from January 1, 2012 to February 29, 2012, and January 1, 2013 to February 28, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Fund VIII and Fund IX Associates:

We have audited the accompanying balance sheets of Fund VIII and Fund IX Associates (the "Joint Venture") as of December 31, 2011 and 2010, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund VIII and Fund IX Associates as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 15, 2012

FUND VIII AND FUND IX ASSOCIATES

BALANCE SHEETS

	December 31, 2011	December 31, 2010
Assets:
Real estate assets, at cost:
Land	$1,825,673	$1,825,673
Building and improvements, less accumulated depreciation of $6,371,160 and $6,538,783 at December 31, 2011 and 2010, respectively	7,058,507	7,465,358
Total real estate assets	8,884,180	9,291,031

Cash and cash equivalents	933,726	930,232
Tenant receivables	201,382	341,400
Deferred leasing costs, less accumulated amortization of $571,205 and $789,626 at December 31, 2011 and 2010, respectively	141,366	269,521
Other assets	3,169	3,762
Total assets	$10,163,823	$10,835,946

Liabilities:
Accounts payable and accrued expenses	$265,494	$272,743
Due to affiliate	11,327	13,303
Deferred income	215,274	200,933
Partnership distributions payable	293,001	266,804
Total liabilities	785,096	753,783

Partners' Capital:
Wells Real Estate Fund VIII, L.P.	5,139,241	5,524,701
Wells Real Estate Fund IX, L.P.	4,239,486	4,557,462
Total partners' capital	9,378,727	10,082,163
Total liabilities and partners' capital	$10,163,823	$10,835,946

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
Revenues:
Rental income	$1,287,936	$1,208,563	1,229,732
Reimbursement income	752,229	752,249	771,549
Interest and other income	—	4	—
Total revenues	2,040,165	1,960,816	2,001,281

Expenses:
Property operating costs	787,113	749,946	814,519
Management and leasing fees:
Related-party	134,065	129,342	140,728
Other	25,508	25,464	27,196
Depreciation	406,851	449,722	449,722
Amortization	102,991	121,153	118,700
General and administrative	121,468	128,105	110,507
Total expenses	1,577,996	1,603,732	1,661,372
Net Income	$462,169	$357,084	$339,909

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2011, 2010, AND 2009

	Wells Real Estate Fund VIII, L.P.	Wells Real Estate Fund IX, L.P.	Total Partners' Capital
Balance, December 31, 2008	$6,361,775	$5,247,987	$11,609,762

Net income	186,259	153,650	339,909
Partnership distributions	(592,376)	(488,668)	(1,081,044)
Balance, December 31, 2009	5,955,658	4,912,969	10,868,627

Net income	195,670	161,414	357,084
Partnership distributions	(626,627)	(516,921)	(1,143,548)
Balance, December 31, 2010	5,524,701	4,557,462	10,082,163

Net income	253,253	208,916	462,169
Partnership distributions	(638,713)	(526,892)	(1,165,605)
Balance, December 31, 2011	$5,139,241	$4,239,486	$9,378,727

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$462,169	$357,084	$339,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	406,851	449,722	449,722
Amortization	156,521	174,683	172,229
Changes in assets and liabilities:
Decrease in tenant receivables	140,018	164,592	283,497
Decrease (increase) in other assets	593	(313)	1,124
(Decrease) increase in accounts payable and accrued expenses	(7,249)	57,751	(81,079)
(Decrease) increase in due to affiliate	(1,976)	(10,112)	8,914
Increase (decrease) in deferred income	14,341	(23,847)	31,560
Net cash provided by operating activities	1,171,268	1,169,560	1,205,876

Cash Flows From Investing Activities:
Payment for deferred leasing costs	(28,366)	—	—

Cash Flows From Financing Activities:
Operating distributions to joint venture partners in excess of accumulated earnings	(1,139,408)	(1,136,570)	(1,193,074)
Net Increase In Cash And Cash Equivalents	3,494	32,990	12,802

Cash And Cash Equivalents, beginning of year	930,232	897,242	884,440
Cash And Cash Equivalents, end of year	$933,726	$930,232	$897,242

Supplemental Disclosure Of Noncash Financing Activities:
Partnership distributions payable	$293,001	$266,804	$259,826

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010, AND 2009

1.	ORGANIZATION AND BUSINESS
In June 1996, Wells Real Estate Fund VIII, L.P. ("Fund VIII") entered into a Georgia general partnership with Wells Real Estate Fund IX, L.P. ("Fund IX") to form Fund VIII and Fund IX Associates (the "Joint Venture"). The general partners of Fund VIII and Fund IX are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.
The Joint Venture was formed to acquire, develop and operate real properties. On June 17, 1996, the Joint Venture purchased a 7.09-acre parcel of land located in Madison, Wisconsin, on which an approximately 102,000 rentable square foot, four-story office building, the US Cellular Building, was developed and constructed. On October 10, 1996, the Joint Venture purchased an approximately 40,000 square foot, one-story office building, 14079 Senlac Drive, located in Farmers Branch, Texas. On January 10, 1997, the Joint Venture purchased an approximately 65,000 square foot, two-story office building, 15253 Bake Parkway, located in Irvine, California. On February 20, 1997, the Joint Venture purchased an approximate 49,000 square foot, two-story partially completed office building, 305 Interlocken Parkway, located in Broomfield, Colorado.
On June 15, 2000, the Joint Venture entered into a joint venture with Piedmont Operating Partnership, LP ("Piedmont OP"), formerly known as Wells Operating Partnership, L.P., to form Fund VIII-IX-REIT Joint Venture. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. ("Piedmont REIT"), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner. Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust. Fund VIII-IX-REIT Joint Venture was formed to acquire, develop and operate real properties. During 2000, the Joint Venture contributed, at cost, 15253 Bake Parkway to Fund VIII-IX-REIT Joint Venture, and Piedmont OP contributed approximately $1,300,000 to fund building improvements. On December 2, 2004, Fund VIII-IX-REIT Joint Venture sold 15253 Bake Parkway to an unrelated third party for a gross sales price of $12,400,000. As a result of the sale, the Joint Venture received net sale proceeds of approximately $10,014,000 and was allocated a gain of approximately $2,301,000. During the third quarter of 2006, Fund VIII-IX-REIT Joint Venture wound up its affairs by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners. Fund VIII-IX-REIT Joint Venture was terminated in March 2007 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.
On November 29, 2007, the Joint Venture sold 14079 Senlac Drive to an unrelated third party for a gross selling price of approximately $5,410,000. As a result of the sale, the Joint Venture recognized a gain of approximately $1,905,000 and received net sale proceeds of approximately $5,107,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Joint Venture's financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP").
Use of Estimates
The preparation of the Joint Venture's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.
Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. The Joint Venture considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant's intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The Joint Venture's real estate assets are depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life
Evaluating the Recoverability of Real Estate Assets
Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of the real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the respective assets' carrying values, management adjusts the real estate assets to the respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets to date; however, certain of the Joint Venture's assets may be carried at an amount more than could be realized in a current disposition transaction.
While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Joint Venture has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity's own assumptions, as there is little, if any, related market activity or information. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Joint Venture may assign an estimated probability-weighting to more than one fair value estimate based on the Joint Venture's assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Joint Venture's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Joint Venture's outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.
Cash and Cash Equivalents
The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.
Tenant Receivables
Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2011 or 2010.

Deferred Leasing Costs, net
Deferred lease costs may include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately one year. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.
Other Assets
Other assets is comprised of prepaid expenses. Management assesses the collectibility of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified. No such allowances have been recorded as of December 31, 2011 or 2010.
Allocation of Income and Distributions
Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund VIII and Fund IX held ownership interests in the Joint Venture of approximately 55% and 45%, respectively, for the years ended December 31, 2011 or 2010. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.
Revenue Recognition
The Joint Venture's leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture's leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets. Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.
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
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (the "FASB") clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures ("ASU 2010-6"). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Joint Venture beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which became effective for the Joint Venture on January 1, 2011. The adoption of ASU 2010-6 has not had a material impact on the Joint Venture's financial statements or disclosures.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for the Joint Venture on December 15, 2011. The adoption of ASU 2011-04 has not had a material impact on the Joint Venture's financial statements or disclosures.

3.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
Fund VIII and Fund IX entered into property management and leasing agreements with Wells Management Company, Inc. ("Wells Management"), an affiliate of their general partners. In accordance with the property management and leasing agreements, Wells Management receives compensation for the management and leasing of the Joint Venture's properties, the Joint Venture will generally pay Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies; or (b) in the case of commercial properties which are leased on a long-term net basis (10 or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. During the years ended December 31, 2011, 2010, and 2009, the Joint Venture incurred management and leasing fees that are payable to Wells Management of $134,065, $129,342, and $140,728, respectively.
Administrative Reimbursements
Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2011, 2010, and 2009, the Joint Venture incurred administrative expenses of $17,512, $21,124, and $22,614, respectively, payable to Wells Management for these services.
Due to Affiliate
As presented in the accompanying balance sheets, due to affiliate as of December 31, 2011 and 2010 represents amounts due to Wells Management for the following items:

	2011	2010
Property management fees	$11,327	$11,550
Administrative reimbursements	—	1,753
	$11,327	$13,303

4.	RENTAL INCOME

The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2011, is presented below:

Year ending December 31:
2012	$1,335,013
2013	289,304
Thereafter	—
$1,624,317

Two tenants generated approximately 67% and 33% of contractual rental income for the year ended December 31, 2011, and two tenants will generate approximately 81% and 19% of future contractual rental income.

5.	SUBSEQUENT EVENT
Leasing Activity at the US Cellular Building
On January 17, 2012, the Joint Venture entered into the sixth amendment to the lease agreement with United States Cellular Operating Company ("US Cellular") at the US Cellular Building, which extended the lease term from April 9, 2013 to December 31, 2017. Effective April 10, 2013, monthly base rent will decrease from $87,668 to $77,830 and shall be payable in advance as provided by the amendment. The base rent is scheduled to increase by 3% annually beginning on May 1, 2014. In addition to monthly base rent, US Cellular is required to reimburse the Joint Venture for its pro rata share of all operating expenses for the US Cellular Building. US Cellular is entitled to a landlord-funded tenant allowance of approximately $374,000. In addition, US Cellular is entitled to a four-month rental abatement period from January 1, 2012 to February 29, 2012 and January 1, 2013 to February 28, 2013.

FUND VIII AND FUND IX ASSOCIATES

SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

		Initial Cost		Costs Capitalized	Gross Carrying Amount as of December 31, 2011
Description	Encumbrances	Land	Buildings and Improvements	Subsequent To Acquisition(c)	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation(d)	Date of Construction	Date Acquired
US CELLULAR BUILDING(a)	None	$896,698	$9,589,088	$(1,721,136)	$896,698	$7,867,952	$—	$8,764,650	$3,732,557	1997	6/17/1996
305 INTERLOCKEN PARKWAY(b)	None	928,975	6,158,796	(597,081)	928,975	5,561,715	—	6,490,690	2,638,603	1997	2/20/1997
Total		$1,825,673	$15,747,884	$(2,318,217)	$1,825,673	$13,429,667	$—	$15,255,340	$6,371,160

(a)	The US Cellular Building is a four-story office building located in Madison, Wisconsin.

(b)	305 Interlocken Parkway is a two-story office building located in Broomfield, Colorado.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated capitalized costs.

(d)
Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

FUND VIII AND FUND IX ASSOCIATES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2008	$15,829,814	$5,639,339

Additions	—	449,722
BALANCE AT DECEMBER 31, 2009	15,829,814	6,089,061

Additions	—	449,722
BALANCE AT DECEMBER 31, 2010	15,829,814	6,538,783

Additions	—	406,851
Dispositions	(574,474)	(574,474)
BALANCE AT DECEMBER 31, 2011	$15,255,340	$6,371,160

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
The Fund IX, Fund X, Fund XI and REIT Joint Venture:

We have audited the accompanying balance sheet of The Fund IX, Fund X, Fund XI and REIT Joint Venture (the "Joint Venture") as of December 31, 2010, and the related statements of operations, partners' capital, and cash flows for the years ended December 31, 2010 and 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Fund IX, Fund X, Fund XI and REIT Joint Venture as of December 31, 2010, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 22, 2011

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENT OF NET ASSETS IN LIQUIDATION
AS OF DECEMBER 31, 2011 (UNAUDITED)

AND

BALANCE SHEET
AS OF DECEMBER 31, 2010

	December 31, 2011 (unaudited)	December 31, 2010
Assets:
Real estate assets, at cost:
Land	$—	$1,650,070
Building and improvements, less accumulated depreciation of $0 and $3,356,998 at December 31, 2011 and 2010, respectively	—	4,781,248
Total real estate assets, net	—	6,431,318

Cash and cash equivalents	—	89,265
Tenant receivables	—	112,297
Deferred leasing costs, less accumulated amortization of $0 and $44,138 at December 31, 2011 and 2010, respectively	—	528,149
Other assets	—	57,274
Total assets	$—	$7,218,303

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$—	$228,631
Accrued capital expenditures and deferred leasing costs	—	205,844
Due to affiliates	—	106
Deferred income	—	46,986
Total liabilities	—	481,567
Total net assets in liquidation	$—	—

Partners' Capital:
Wells Real Estate Fund IX, L.P.		2,629,381
Wells Real Estate Fund X, L.P.		3,266,719
Wells Real Estate Fund XI, L.P.		592,015
Piedmont Operating Partnership, LP		248,621
Total partners' capital		6,736,736
Total liabilities and partners' capital		$7,218,303

See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

FOR THE PERIOD OF JULY 1, 2011 TO
DECEMBER 31, 2011 (UNAUDITED)

2011 (unaudited)
Balance, July 1, 2011	$30,250
Changes in net assets in liquidation attributable to:
Net loss	(19,780)
Distributions to joint venture partners	(10,470)
Balance, December 31, 2011	$—
See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2011	Years Ended December 31,
	(unaudited)	2010	2009
Expenses:
General and administrative	$20,626	$38,736	$16,142
Total expenses	20,626	38,736	16,142
Net Loss From Continuing Operations	(20,626)	(38,736)	(16,142)

Discontinued Operations:
Operating income (loss)	122,363	(86,656)	(1,401)
Impairment loss	—	(1,448,217)	—
Gain on disposition	1,228,752	684,476	—
Income (loss) from discontinued operations	1,351,115	(850,397)	(1,401)
Net Income (Loss)	$1,330,489	$(889,133)	$(17,543)
See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF PARTNERS' CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)
AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Wells Real Estate Fund IX, L.P.	Wells Real Estate Fund X, L.P.	Wells Real Estate Fund XI, L.P.	Piedmont Operating Partnership, LP	Total Partners' Capital
Balance, December 31, 2008	$4,307,537	$5,351,647	$969,890	$407,254	$11,036,328

Net loss	(6,847)	(8,507)	(1,542)	(647)	(17,543)
Partnership distributions	(84,015)	(104,379)	(18,918)	(7,942)	(215,254)
Balance, December 31, 2009	4,216,675	5,238,761	949,430	398,665	10,803,531

Net loss	(347,034)	(431,152)	(78,143)	(32,804)	(889,133)
Partnership contributions	753,291	935,882	169,620	71,207	1,930,000
Partnership distributions	(1,993,551)	(2,476,772)	(448,892)	(188,447)	(5,107,662)
Balance, December 31, 2010	2,629,381	3,266,719	592,015	248,621	6,736,736

Net income	519,298	645,172	116,931	49,088	1,330,489
Partnership contributions	253,699	315,193	57,126	23,982	650,000
Partnership distributions	(3,390,578)	(4,212,427)	(763,464)	(320,506)	(8,686,975)
Balance, June 30, 2011 (unaudited)	$11,800	$14,657	$2,608	$1,185	$30,250
See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2011 (unaudited)	Years Ended December 31,
		2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$1,330,489	$(889,133)	$(17,543)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on disposition	(1,228,752)	(684,476)	—
Depreciation	122,418	342,883	354,010
Amortization	25,516	101,166	82,411
Impairment loss	—	1,448,217	—
Changes in assets and liabilities:
(Increase) decrease in tenant receivables	(263,948)	(60,156)	37,314
Decrease (increase) in other assets	52,504	(44,277)	3,313
(Decrease) increase in accounts payable and accrued expenses	(218,737)	6,845	(44,144)
Increase (decrease) in due to affiliates	6,156	(6,002)	(4,010)
(Decrease) increase in deferred income	(46,986)	29,579	(12,297)
Net cash (used in) provided by operating activities	(221,340)	244,646	399,054

Cash Flows From Investing Activities:
Net proceeds from sale of real estate	8,686,975	5,107,662	—
Investment in real estate assets	(491,622)	(1,426,239)	(173,332)
Payment of deferred leasing costs	(1,978)	(822,442)	(117,640)
Net cash provided by (used in) investing activities	8,193,375	2,858,981	(290,972)

Cash Flows From Financing Activities:
Contribution from joint venture partners	650,000	1,930,000	—
Net sale proceeds distributions to joint venture partners	(8,686,975)	(5,107,662)	—
Operating distributions to joint venture partners in excess of accumulated earnings	—	—	(215,254)
Net cash used in financing activities	(8,036,975)	(3,177,662)	(215,254)
Net Decrease In Cash And Cash Equivalents	(64,940)	(74,035)	(107,172)

Cash And Cash Equivalents, beginning of period	89,265	163,300	270,472
Cash And Cash Equivalents, end of period	$24,325	$89,265	$163,300

Supplemental Disclosure Of Noncash Investing Activities:
Accrued capital expenditures and deferred leasing costs	$—	$205,844	$—
See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 (UNAUDITED), DECEMBER 31, 2010, AND 2009

1.	ORGANIZATION AND BUSINESS

In March 1997, Wells Real Estate Fund IX, L.P. ("Fund IX") entered into a Georgia general partnership with Wells Real Estate Fund X, L.P. ("Fund X") to form Fund IX and Fund X Associates ("Fund IX-X Associates") for the purpose of acquiring, developing, operating, and selling real properties. On March 20, 1997, Fund IX contributed a 5.62-acre tract of real property in Knoxville, Tennessee, and improvements thereon to Fund IX-X Associates on which an approximately 84,000 square foot, three-story office building, the Alstom Power - Knoxville Building, was constructed and commenced operations. On February 13, 1998, Fund IX-X Associates purchased an approximately 107,000 square foot, two-story office building, 1315 West Century Drive, in Louisville, Colorado. On March 20, 1998, Fund IX-X Associates purchased an approximately 52,000 square foot, three-story office building, the 360 Interlocken Building, in Broomfield, Colorado. On June 11, 1998, Fund IX-X Associates was amended and restated as The Fund IX, Fund X, Fund XI and REIT Joint Venture (the "Joint Venture") upon admitting Wells Real Estate Fund XI, L.P. ("Fund XI") and Piedmont Operating Partnership, LP ("Piedmont OP"), formerly known as Wells Operating Partnership, L.P. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. ("Piedmont REIT"), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner. Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust. On June 24, 1998, the Joint Venture purchased an approximately 57,000 square foot, one-story office building, the Avaya Building, in Oklahoma City, Oklahoma. On April 1, 1998, Fund X purchased an approximately 108,000 square-foot, one-story office and warehouse building, the Iomega Building, in Ogden, Utah. In 1998, Fund X contributed the Iomega Building to the Joint Venture. Ownership interests were recomputed based on the relative cumulative capital contributions from the joint venture partners.

On March 15, 2005, the Joint Venture sold the Alstom Power -Knoxville Building to an unrelated third party for a gross sales price of $12,000,000. As a result of the sale, the Joint Venture received net sale proceeds of approximately $11,646,000 and recognized a gain of approximately $5,032,000.

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

On June 2, 2011, the Joint Venture sold the 360 Interlocken Building to an unrelated third party for a gross sale price of $9,150,000. As a result of the sale, the Joint Venture received net sale proceeds of approximately $8,685,000 and was allocated a gain of approximately $1,227,000. In the second quarter of 2010, the Joint Venture recognized an impairment loss of approximately $1,448,000 in order to reduce the carrying value of the property to its estimated fair value based on the present value of future cash flows primarily due to refining the disposition strategy for the Joint Venture and, consequently, shortening the estimated holding period of this asset in second quarter of 2010.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Joint Venture has disposed of all of its real estate assets and does not intend to invest in additional properties. The Joint Venture wound up its affairs in 2011 by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners. The Joint Venture will be terminated in the second quarter of 2012 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

The Joint Venture's financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Effective July 1, 2011, the first day of the quarter following the completion of the sale of all real estate assets, the Joint Venture adopted the liquidation basis of accounting, under which assets and liabilities are stated at their estimated net realizable values and net settlement amounts, respectively, and statements of operations and statements of cash flows are no longer presented.
Use of Estimates
The preparation of the Joint Venture's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.
Real Estate Assets
Real estate assets were stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consisted of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments which extended the useful life of the related asset. The Joint Venture considered the period of future benefit of the asset to determine the appropriate useful lives. These assessments had a direct impact on net income. Upon receiving notification of a tenant's intention to terminate a lease, undepreciated tenant improvements were written off to lease termination expense. All repairs and maintenance were expensed as incurred.
The Joint Venture's real estate assets were depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

Evaluating the Recoverability of Real Estate Assets
Management continually monitored events and changes in circumstances that could have indicated that the carrying amounts of the real estate assets owned by the Joint Venture may not have been recoverable. When indicators of potential impairment were present, which suggested that the carrying amounts of the real estate assets may not be recoverable, management assessed the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale did not exceed the respective assets' carrying values, management adjusted the real estate assets to the respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognized an impairment loss. Estimated fair values were determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.
While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Joint Venture has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity's own assumptions, as there is little, if any, related market activity or information. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Joint Venture may assign an estimated probability-weighting to more than one fair value estimate based on the Joint Venture's assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Joint Venture's assessment of the significance of a particular input to the fair value measurement in its entirety required judgment, and considered factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Joint Venture's outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.
In connection with recurring quarterly review processes, the Joint Venture evaluated the recoverability of the carrying value of the 360 Interlocken Building pursuant to the accounting policy outlined above and determined that it was not recoverable, as compared to the estimated fair value, due to refining the disposition strategy for the Joint Venture and, consequently, shortening the estimated holding period of this asset in second quarter of 2010. Accordingly, the Joint Venture reduced the carrying value of the 360 Interlocken Building to its estimated fair value based on the present value of future cash flows and recognized a corresponding impairment loss of approximately $1,448,000 in the second quarter of 2010. The fair value measurements used in this evaluation of nonfinancial assets for the 360 Interlocken Building were considered to be Level 3 valuations within the fair value hierarchy outlined above, as there were significant unobservable inputs. Examples of inputs that the Joint Venture utilized in its fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices. In addition, the Joint Venture assigned an estimated probability-weighting to more than one fair value estimate based on the Joint Venture's assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date.
Cash and Cash Equivalents
The Joint Venture considered all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.
Tenant Receivables
Tenant receivables were comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables were written off to lease termination expense. Tenant receivables were recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assessed the collectibility of tenant receivables on an ongoing basis and provided for allowances as such balances, or portions thereof, become uncollectible. No such allowances were recorded as of December 31, 2010.
Deferred Leasing Costs, net
Deferred leasing costs included (i) costs incurred to procure leases, which were capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that were recoverable from tenants under the terms of the existing leases; such costs were capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred leasing costs were written-off to lease termination expense.
Other Assets
Other assets as of December 31, 2010, was comprised of the following items:

2010
Refundable security deposits	$51,689
Prepaid expenses	5,585
Total	$57,274

Refundable security deposits represented cash deposits received from tenants. Pursuant to the respective leases, the Joint Venture could have applied such balances toward unpaid receivable balances or property damages, where applicable, and was obligated to refund any residual balances to the tenants upon the expiration of the related lease terms. Prepaid expenses were primarily comprised of prepaid insurance and contract labor costs. Prepaid expenses were recognized in the period in which coverage/service is provided. Balances without a future economic benefit were written off as they are identified.

Allocation of Income and Distributions
Pursuant to the terms of the joint venture agreement, income and distributions were allocated to the joint venture partners based on their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund IX, Fund X, Fund XI, and Piedmont OP held ownership interests in the Joint Venture of approximately 39%, 48%, 9%, and 4%, respectively, for the years ended December 31, 2011 and 2010. Net cash from operations was generally distributed to the joint venture partners on a quarterly basis.
Revenue Recognition
The Joint Venture's leases typically included renewal options, escalation provisions, and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture's leases were classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) was recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements were recognized as revenue in the period that the related operating cost is incurred and were billed to tenants pursuant to the terms of the underlying leases. Rents and tenant reimbursements collected in advance were recorded as deferred income in the accompanying balance sheets. Lease termination income was recognized when the tenant lost the right to lease the space and the Joint Venture satisfied all obligations under the related lease or lease termination agreement.
The Joint Venture recorded the sale of real estate assets pursuant to the provisions of the property, plant, and equipment accounting standard for real estate sales. Accordingly, gains were recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain was deferred until both of these conditions are met. Losses were recognized in full as of the sale date.
Income Taxes
The Joint Venture was not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund IX, Fund X, Fund XI, and Piedmont OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.
Recent Accounting Pronouncement
In January 2010, the Financial Accounting Standards Board (the "FASB") clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures ("ASU 2010-6"). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Joint Venture beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which became effective for the Joint Venture on January 1, 2011. The adoption of ASU 2010-6 has not had a material impact on the Joint Venture's financial statements or disclosures.

3.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
Fund IX, Fund X, and Fund XI are parties to individual property management and leasing agreements with Wells Management Company, Inc. ("Wells Management"), an affiliate of each of their respective general partners.
The various fees payable under each of the respective agreements are summarized as follows:

	Management Services	Leasing Services	Management and Leasing Services- Industrial and Commercial properties leased on a net basis for 10 years or more
Fund IX	3% of gross revenues collected monthly
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

Management and leasing fees were recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the six months ended June 30, 2011 and the years ended December 31, 2010 and 2009, the Joint Venture incurred management and leasing fees payable to Wells Management, of $6,031, $25,092, and $43,466, respectively, which are included in income (loss) from discontinued operations in the accompanying statements of operations.
In addition, the Joint Venture incurred fees payable to Piedmont Office Management, LLC ("Piedmont Management"), or its affiliates, for the management and leasing of the Joint Venture's properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of net asset value calculated on an annual basis, (b) prorated by Piedmont OP's ownership interest in the Joint Venture. During the six months ended June 30, 2011 and the years ended December 31, 2010 and 2009, the Joint Venture incurred management and leasing fees payable to Piedmont Management, or its affiliates, of $231, $961, and $1,665, respectively, which are included in income (loss) from discontinued operations in the accompanying statements of operations.
Administrative Reimbursements
Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on the amount of time spent on the respective entities by individual personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. During the six months ended June 30, 2011 and the years ended December 31, 2010 and 2009, the Joint Venture incurred administrative expenses of $25, $20,098, and $31,205, respectively, payable to Wells Management, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

Due to Affiliates
Due to affiliates as of December 31, 2010 represented amounts due to Piedmont Management and/or Wells Management for administrative reimbursements.
4. DISCONTINUED OPERATIONS
In accordance with GAAP, the Joint Venture has classified the results of operations related to the Avaya Building, which was sold on October 15, 2010 and the 360 Interlocken Building, which was sold on June 2, 2011, as discontinued operations in the accompanying statements of operations. The details comprising income (loss) from discontinued operations are presented below:

	Six Months Ended June 30, 2011 (unaudited)	Years Ended December 31,
		2010	2009
Revenues:
Rental income	$308,677	$848,428	$1,034,260
Tenant reimbursements	226,001	60,684	26,902
Total revenues	534,678	909,112	1,061,162

Expenses:
Property operating costs	237,946	451,683	493,561
Management and leasing fees:
Related-party	6,262	26,053	45,131
Other	10,322	21,600	21,600
Depreciation	122,418	342,883	354,010
Amortization	25,516	74,483	82,411
General and administrative	9,851	79,066	65,850
Total expenses	412,315	995,768	1,062,563

Operating income (loss)	122,363	(86,656)	(1,401)
Impairment loss	—	(1,448,217)	—
Gain on disposition	1,228,752	684,476	—
Income (loss) from discontinued operations	$1,351,115	$(850,397)	$(1,401)

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011 (UNAUDITED)

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2008	$15,274,245	$4,431,258

Additions	168,389	354,010
BALANCE AT DECEMBER 31, 2009	15,442,634	4,785,268

Additions	1,631,776	342,883
Impairment(1)	(1,448,217)	—
Dispositions	(5,837,877)	(1,771,153)
BALANCE AT DECEMBER 31, 2010	9,788,316	3,356,998

Additions	285,778	122,418
Dispositions	(10,074,094)	(3,479,416)
BALANCE AT DECEMBER 31, 2011 (UNAUDITED)	$—	$—

(1)
As of June 30, 2010, The Fund IX, Fund X, Fund XI, and REIT Joint Venture wrote down the basis of the 360 Interlocken Building to reduce the carrying value of the property to its estimated fair value due to refining the disposition strategy for the joint venture and, consequently, shortening the estimated holding period of this asset in second quarter of 2010.