Form 10-Q
period 2012-03-31
WELLS REAL ESTATE FUND IX LP
filed 2012-05-15
CIK 929921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  _______________________________________
FORM 10-Q
 _______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 000-22039
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
Certain statements contained in this Form 10-Q of Wells Real Estate Fund IX, L.P. (the "Partnership," "we," "our," "us," or the "Registrant") other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission ("SEC"). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND IX, L.P.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The information presented in the Partnership's accompanying balance sheets and statements of operations, partners' capital, and cash flows reflects all adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements, the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011. The Partnership's results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND IX, L.P.

BALANCE SHEETS

	(Unaudited)
	March 31, 2012	December 31, 2011
Assets:
Investment in joint ventures	$4,279,518	$4,239,485
Cash and cash equivalents	6,606,559	6,535,295
Due from joint ventures	35,793	132,459
Other assets	10,284	10,649
Total assets	$10,932,154	$10,917,888

Liabilities:
Accounts payable and accrued expenses	$5,467	$10,192
Due to affiliates	5,752	8,417
Total liabilities	11,219	18,609

Commitments and Contingencies

Partners' Capital:
Limited partners:
Class A – 3,273,890 units and 3,263,890 units issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	10,817,796	10,731,553
Class B – 226,110 units and 236,110 units issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	102,035	166,839
General partners	1,104	887
Total partners' capital	10,920,935	10,899,279
Total liabilities and partners' capital	$10,932,154	$10,917,888

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
Equity in Income of Joint Ventures	$75,814	$48,095

Interest and Other Income	3,425	1,747

General and Administrative Expenses	57,583	63,975
Net Income (Loss)	$21,656	$(14,133)

Net Income (Loss) Allocated To:
Class A Limited Partners	$79,177	$75,276
Class B Limited Partners	$(57,738)	$(89,409)
General Partners	$217	$—

Net Income (Loss) Per Weighted-Average Limited Partner Unit:
Class A	$0.02	$0.02
Class B	$(0.26)	$(0.38)

Weighted-Average Limited Partner Units Outstanding:
Class A	3,273,890	3,263,890
Class B	226,110	236,110

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2011
AND THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2010	3,263,890	$10,256,394	236,110	$89,409	$—	$10,345,803

Net income	—	475,159	—	77,430	887	553,476
BALANCE, December 31, 2011	3,263,890	10,731,553	236,110	166,839	887	10,899,279

Class B conversion elections	10,000	7,066	(10,000)	(7,066)	—	—
Net income (loss)	—	79,177	—	(57,738)	217	21,656
BALANCE, March 31, 2012	3,273,890	$10,817,796	226,110	$102,035	$1,104	$10,920,935

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$21,656	$(14,133)
Operating distributions received from joint ventures	132,447	120,604
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of joint ventures	(75,814)	(48,095)
Changes in assets and liabilities:
Decrease (increase) in other assets	365	(3,002)
(Decrease) increase in accounts payable and accrued expenses	(4,725)	5,816
Decrease in due to affiliates	(2,665)	(648)
Net cash provided by operating activities	71,264	60,542

Cash Flows from Investing Activities:
Investment in joint ventures	—	(184,225)
Net Increase (Decrease) in Cash and Cash Equivalents	71,264	(123,683)

Cash and Cash Equivalents, beginning of period	6,535,295	3,059,524
Cash and Cash Equivalents, end of period	$6,606,559	$2,935,841

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012 (unaudited)

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
The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners and Piedmont Operating Partnership, LP ("Piedmont OP"), formerly known as Wells Operating Partnership, L.P. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. ("Piedmont REIT"), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner. Piedmont REIT is a Maryland corporation that has elected to be taxed as a real estate investment trust. During the periods presented, the Partnership owned interests in the following joint ventures (the "Joint Ventures") and properties:

Joint Venture	Joint Venture Partners	Ownership %	Properties
Fund VIII and Fund IX Associates ("Fund VIII-IX Associates")	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.	54.8% 45.2%	1. US Cellular Building A four-story office building located in Madison, Wisconsin 2. 305 Interlocken Parkway A two-story office building located in Broomfield, Colorado
The Fund IX, Fund X, Fund XI and REIT Joint Venture ("Fund IX-X-XI-REIT Associates")(1)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Piedmont Operating Partnership, LP	39.0% 48.5% 8.8% 3.7%	3. 360 Interlocken Building(2) A three-story office building located in Broomfield, Colorado

(1)	This joint venture wound up its affairs in 2011 and was terminated in the first quarter of 2012.

(2)	This property was sold in June 2011.

Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund XI, L.P. are affiliated with the Partnership through common general partners. Wells Real Estate Fund X, L.P. was affiliated with the Partnership through one or more common general partners prior to its dissolution. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements of the Partnership have been prepared in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011.
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
Evaluating the Recoverability of Real Estate Assets
The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership's investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Partnership has determined that there have been no additional impairments in the carrying value of its real estate assets to date; however, certain of the Partnership's assets may be carried at an amount more than could be realized in a current disposition transaction.
While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity's own assumptions, as little, if any, related market activity or information is available. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Partnership may assign an estimated probability-weighting to more than one fair value estimate based on the Partnership's assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and consideration of factors specific to the asset or liability. The accounting standard for fair value measurement and disclosures was applied to the Partnership's outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

Projections of expected future cash flows require that the Partnership estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's future cash flows and fair value, and could result in the misstatement of the carrying value of real estate assets held by Fund VIII-IX Associates and net income (loss) of the Partnership.
Distribution of Net Cash from Operations
Net cash from operations, if available and unless reserved, is generally distributed quarterly to the limited partners as follows:

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
Allocations of Net Income, Net Loss, and Gain on Sale
For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, cost recovery, and the gain on the sale of assets. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners holding Class A Units and the General Partners. To the extent the Partnership's net income in any year exceeds net cash from operations, such excess net income will be allocated 99% to the limited partners holding Class A Units and 1% to the General Partners.

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
Recent Accounting Pronouncement
In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for the Partnership for the interim period beginning January 1, 2012. The adoption of ASU 2011-04 has not had a material impact on the Partnership's financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES
Summary of Financial Information
Fund IX-X-XI-REIT Associates wound up its affairs in 2011 by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing any residual cash balances to the joint venture partners. Fund IX-X-XI-REIT Associates was terminated in the first quarter of 2012 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act upon filing its final tax return.
Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months ended March 31, 2012 and 2011, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations(1)		Income From Discontinued Operations(1)		Net Income
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012	2011	2012	2011
Fund VIII-IX Associates	$516,594	$480,226	$167,717	$67,017	$—	$—	$167,717	$67,017
Fund IX-X-XI-REIT Associates	—	—	—	(18,142)	—	63,751	—	45,609
	$516,594	$480,226	$167,717	$48,875	$—	$63,751	$167,717	$112,626

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

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by the Joint Ventures are provided below:

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund IX-X-XI-REIT Associates	$—	$—	$—	$63,751	$—	$63,751

Due from Joint Ventures
As presented in the accompanying balance sheets, due from joint ventures as of March 31, 2012 and December 31, 2011 represents operating cash flow generated by Fund VIII-IX Associates for the three months ended March 31, 2012 and December 31, 2011, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties owned through the Joint Ventures, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (10 or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $11,307 and $15,455 for the three months ended March 31, 2012 and 2011, respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $23,481 and $25,313 payable to Wells Capital and Wells Management for the three months ended March 31, 2012 and 2011, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of March 31, 2012 and December 31, 2011 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
Assertion of Legal Action Against Related-Parties
On March 12, 2007, a stockholder of Piedmont REIT filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, one of the Partnership's General Partners; Wells Capital, the corporate general partner of Wells Partners, the Partnership's General Partner; Wells Management, the Partnership's property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007.
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
On March 20, 2012, the Court granted the defendants leave to file a motion for summary judgment.  On April 5, 2012, the defendants filed a motion for summary judgment. On April 24, 2012, the plaintiff filed its response to the defendants' motion for summary judgment. On May 7, 2012, the defendants filed their reply in support of their motion for summary judgment. The defendants' motion for summary judgment is currently pending before the Court.
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
Operational Dependency
The Partnership has engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of its properties, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days' written notice. As a result of these relationships, the Partnership's operations are dependent upon Wells Capital and Wells Management.
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, the Partnership focuses on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, the Partnership might be required to find alternative service providers.
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related-Parties" above). As of March 31, 2012, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources.

5.	ECONOMIC DEPENDENCY
The Partnership is dependent upon the ability of its current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on the Partnership's results of operations. The Partnership is not currently aware of any reason why its existing tenants should not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on the Partnership's results of operations.

6.	COMMITMENTS AND CONTINGENCIES
From time to time, the Partnership and its General Partners are parties to legal proceedings which arise in the ordinary course of the Partnership's business. The Partnership is not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against us.
Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As a result of a lease amendment executed in January 2012, the sole tenant at the US Cellular Building, United States Cellular Operating Company ("US Cellular"), has the right to request the reimbursement of tenant improvements of up to approximately $374,000, which would be required to be funded by Fund VIII-IX Associates.

7.	SUBSEQUENT EVENT
Distribution of Net Sale Proceeds
The sales of 14079 Senlac Drive, the Avaya Building, and the 360 Interlocken Building generated total net sale proceeds to the Partnership of approximately $7.7 million of which approximately $1.5 million has previously been distributed to the limited partners through March 31, 2012. The General Partners have determined that residual net sale proceeds of approximately $2.7 million will be held in reserve to fund anticipated capital improvements and anticipated re-leasing costs at the Partnership's remaining properties. Accordingly, in May 2012, net sale proceeds of approximately $3.5 million from the aforementioned property sales were distributed to the limited partners of record as of March 31, 2012, which under the terms of the partnership agreement does not include limited partners acquiring units after December 31, 2011.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I, as well as our financial statements, the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, all provided in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
The first quarter 2012 operating distributions to limited partners were reserved. Our General Partners anticipate that operating distributions to limited partners will continue to be reserved in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs at our remaining properties, including the tenant allowance and rental abatement period associated with the recent lease extension executed with US Cellular.
In May 2012, our General Partners distributed to our limited partners net sale proceeds of approximately $3.5 million from the sales of 14079 Senlac Drive, the Avaya Building, and the 360 Interlocken Building.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, and negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of April 30, 2012, we owned interests in two properties.
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

•
The 305 Interlocken Parkway property, located in the Broomfield submarket of Denver, Colorado, is 100% leased to Flextronics International USA, Inc., who intends to vacate the building at its scheduled lease expiration in June 2012. We are actively marketing the space in this building for lease.

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
Short-Term Liquidity
During the three months ended March 31, 2012, we generated net cash flows from operating activities, including distributions received from the Joint Ventures, of approximately $71,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. During the first quarter of 2012, we reserved such net operating cash flows to fund our pro rata share of anticipated re-leasing costs at our remaining properties. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from Fund VIII-IX Associates, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by Fund VIII-IX Associates. We anticipate that operating distributions from Fund VIII-IX Associates may decline in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs at our remaining properties, including the tenant allowance associated with the recent lease extension executed with US Cellular.
We believe that the cash on hand and distributions due from Fund VIII-IX Associates will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $11,000, as of March 31, 2012.
Long-Term Liquidity
We expect that our future sources of capital will be primarily derived from operating cash flows generated from the properties owned by Fund VIII-IX Associates and net proceeds generated from the sale of those properties. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned by Fund VIII-IX Associates. We expect to continue to use substantially all future net cash from operations, including distributions received from Fund VIII-IX Associates, to fund leasing costs and capital expenditures necessary to position our properties for sale. To the extent that residual operating cash flows remain after considering these funding requirements, we would then distribute such residual operating cash flow to the limited partners.
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

As of March 31, 2012, we have received, used, distributed, and held net sale proceeds allocated to us from the sale of properties as presented below:

Property Sold	Net Sale Proceeds		Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2012	Undistributed Net Sale Proceeds as of March 31, 2012
					Amount	Purpose
305 Interlocken Parkway (early termination in 2004)	$800,000	(1)	45.2%	$361,626	$—	—	$361,626	$—
15253 Bake Parkway (sold in 2004)	$11,892,035		38.1%	4,526,770	237,910	Re-leasing 15253 Bake Parkway (2004)	4,288,860	—
Alstom Power –Knoxville Building (sold in 2005)	$11,646,089		39.0%	4,545,538	—	—	4,545,538	—
1315 West Century Drive (sold in 2006)	$8,059,625		39.0%	3,145,720	—	—	3,145,720	—
Iomega Building (sold in 2007)	$4,685,151		39.0%	1,828,642	—	—	1,828,642	—
14079 Senlac Drive (sold in 2007)	$5,107,237		45.2%	2,308,640	—	—	1,529,615	779,025
Avaya Building (sold in 2010)	$5,107,662		39.0%	1,993,551	—	—	—	1,993,551
360 Interlocken Building (sold in 2011)	$8,686,166		39.0%	3,389,872			—	3,389,872
Total				$22,100,359	$237,910		$15,700,001	$6,162,448

(1)	The Partnership continues to own this property. The net sale proceeds represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.
Our General Partners distributed net sale proceeds of approximately $3.5 million to limited partners in May 2012 from the sales of 14079 Senlac Drive, the Avaya Building, and the 360 Interlocken Building and have reserved net sale proceeds of approximately $2.7 million to fund our pro rata share of known and anticipated re-leasing costs and capital improvements at our remaining properties.
Results of Operations
Equity in Income of Joint Ventures
Equity in income of Joint Ventures increased from $48,095 for the three months ended March 31, 2011 to $75,814 for the three months ended March 31, 2012. The increase is primarily due to (i) an increase in rental income at the 305 Interlocken Parkway property as a result of the short-term lease extension with the sole tenant executed in 2011, (ii) a decrease in depreciation expense and amortization expense in connection with the expiration of the initial lease in place at the 305 Interlocken Parkway property, partially offset by (iii) a decline in operating income resulting from the sale of the 360 Interlocken Building in June 2011. Absent leasing activity at the US Cellular Building, we expect equity in income of Fund VIII-IX Associates to remain at a relatively similar level through the second quarter of 2012; however, if we are unable to secure a suitable replacement tenant with similar lease terms for the 305 Interlocken Building in a timely manner (the current tenant's lease is scheduled to expire in June 2012), equity in income of Fund VIII-IX Associates would decline in future periods.
Interest and Other Income
Interest and other income increased from $1,747 for the three months ended March 31, 2011 to $3,425 for the three months ended March 31, 2012 due to an increase in the average outstanding cash balance following the receipt of net sale proceeds from the disposition of the 360 Interlocken Building in June 2011. Future levels of interest income will be largely dependent on the timing of future property dispositions and net sale proceeds distributions to the limited partners, the amount of operating cash needed to invest in the Joint Ventures related to funding re-leasing costs and capital expenditures, and fluctuations in the average daily yield.

General and Administrative Expenses
General and administrative expenses decreased from $63,975 for the three months ended March 31, 2011 to $57,583 for the three months ended March 31, 2012 primarily due to a decrease in legal fees in 2012. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
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
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets' carrying values, we adjust the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there have been no additional impairments in the carrying value of our real estate assets to date; however, certain of our assets may be carried at an amount more than could be realized in a current disposition transaction.
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

Related-Party Transactions
We have entered into agreements with Wells Capital and Wells Management, or their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, or their affiliates for asset management; the management and leasing of our properties; and administrative services relating to accounting, property management, and other partnership administration, and we incur the related expenses. See Note 4 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.
Commitments and Contingencies
Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As a result of a lease amendment executed in January 2012, the sole tenant at the US Cellular Building, United States Cellular Operating Company ("US Cellular"), has the right to request the reimbursement of tenant improvements of up to approximately $374,000, which would be required to be funded by Fund VIII-IX Associates.
Subsequent Event
Distribution of Net Sale Proceeds
The sales of 14079 Senlac Drive, the Avaya Building, and the 360 Interlocken Building generated total net sale proceeds to the Partnership of approximately $7.7 million of which approximately $1.5 million has previously been distributed to the limited partners through March 31, 2012. The General Partners have determined that residual net sales proceeds of approximately $2.7 million will be held in reserve to fund anticipated capital improvements and anticipated re-leasing costs at our remaining properties. Accordingly, in May 2012, net sale proceeds of approximately $3.5 million from the aforementioned property sales were distributed to the limited partners of record as of March 31, 2012, which under the terms of the partnership agreement does not include limited partners acquiring units after December 31, 2011.

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
Management's Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of Wells Partners, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of the end of the quarterly period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer of Wells Capital concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2012, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see "Assertion of Legal Action Against Related-Parties" in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended March 31, 2012.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2012.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2012, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IX, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

May 15, 2012		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO FIRST QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND IX, L.P.

Exhibit Number		Description of Document

10.1	*
Sixth Amendment to Lease Agreement with United States Cellular Operating Company for the US Cellular Building (Exhibit 10.24 to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2011, Commission File No. 000-27888)

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

* Previously filed and incorporated herein by reference
** Furnished with this Form 10-Q, but not filed under the Exchange Act