Form 10-Q
period 2012-06-30
WELLS REAL ESTATE FUND IX LP
filed 2012-08-10
CIK 929921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  _______________________________________
FORM 10-Q
 _______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements, the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011. The Partnership's results of operations for the three months and six months ended June 30, 2012 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND IX, L.P.

BALANCE SHEETS

	(Unaudited)
	June 30, 2012	December 31, 2011
Assets:
Investment in joint ventures	$4,207,769	$4,239,485
Cash and cash equivalents	3,096,657	6,535,295
Due from joint ventures	151,594	132,459
Other assets	14,226	10,649
Total assets	$7,470,246	$10,917,888

Liabilities:
Accounts payable and accrued expenses	$5,977	$10,192
Due to affiliates	5,844	8,417
Total liabilities	11,821	18,609

Commitments and Contingencies

Partners' Capital:
Limited partners:
Class A – 3,273,890 units and 3,263,890 units issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	7,456,946	10,731,553
Class B – 226,110 units and 236,110 units issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	—	166,839
General partners	1,479	887
Total partners' capital	7,458,425	10,899,279
Total liabilities and partners' capital	$7,470,246	$10,917,888

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Equity in Income of Joint Ventures	$79,832	$540,268	$155,646	$588,363

Interest and Other Income	1,785	2,271	5,210	4,018

General and Administrative Expenses	44,127	40,693	101,710	104,668
Net Income	$37,490	$501,846	$59,146	$487,713

Net Income (Loss) Allocated To:
Class A Limited Partners	$(110,819)	$221,677	$(31,642)	$296,953
Class B Limited Partners	$147,934	$279,946	$90,196	$190,537
General Partners	$375	$223	$592	$223

Net Income (Loss) Per Weighted-Average Limited Partner Unit:
Class A	$(0.03)	$0.07	$(0.01)	$0.09
Class B	$0.65	$1.19	$0.40	$0.81

Weighted-Average Limited Partner Units Outstanding:
Class A	3,273,890	3,263,890	3,273,890	3,263,890
Class B	226,110	236,110	226,110	236,110

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2011
AND THE SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2010	3,263,890	$10,256,394	236,110	$89,409	$—	$10,345,803

Net income	—	475,159	—	77,430	887	553,476
BALANCE, December 31, 2011	3,263,890	10,731,553	236,110	166,839	887	10,899,279

Class B conversion elections	10,000	7,066	(10,000)	(7,066)	—	—
Net income (loss)	—	(31,642)	—	90,196	592	59,146
Distributions of Net Sale Proceeds ($0.99 and $1.11 per weighted-average for Class A Unit and Class B Unit, respectively		(3,250,031)		(249,969)		(3,500,000)
BALANCE, June 30, 2012	3,273,890	$7,456,946	226,110	$—	$1,479	$7,458,425

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$59,146	$487,713
Operating distributions received from joint ventures	168,227	243,879
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(155,646)	(588,363)
Changes in assets and liabilities:
Increase in other assets	(3,577)	(3,002)
Decrease in accounts payable and accrued expenses	(4,215)	(8,896)
(Decrease) increase in due to affiliates	(2,573)	2,264
Net cash provided by operating activities	61,362	133,595

Cash Flows from Investing Activities:
Net sale proceeds received from joint ventures	—	3,390,578
Investment in joint ventures	—	(253,699)
Net cash provided by investing activities	—	3,136,879

Cash Flows from Financing Activities:
Distributions of net sale proceeds to limited partners	(3,500,000)	—
Net (Decrease) Increase in Cash and Cash Equivalents	(3,438,638)	3,270,474

Cash and Cash Equivalents, beginning of period	6,535,295	3,059,524
Cash and Cash Equivalents, end of period	$3,096,657	$6,329,998

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 (unaudited)

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
Basis of Presentation
The financial statements of the Partnership have been prepared in accordance with rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011.
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
Evaluating the Recoverability of Real Estate Assets
The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership's investment in Fund VIII-IX Associates may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Partnership has determined that there have been no additional impairments in the carrying value of its real estate assets to date; however, certain of the Partnership's assets may be carried at an amount more than could be realized in a current disposition transaction.
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
Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and six months ended June 30, 2012 and 2011, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Fund VIII-IX Associates	$550,092	$485,944	$176,608	$85,770	$—	$—	$176,608	$85,770
Fund IX-X-XI-REIT Associates	—	—	—	(3,521)	—	1,288,401	—	1,284,880
	$550,092	$485,944	$176,608	$82,249	$—	$1,288,401	$176,608	$1,370,650

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Fund VIII-IX Associates	$1,066,686	$966,170	$344,325	$152,787	$—	$—	$344,325	$152,787
Fund IX-X-XI-REIT Associates	—	—	—	(20,626)	—	1,351,115	—	1,330,489
	$1,066,686	$966,170	$344,325	$132,161	$—	$1,351,115	$344,325	$1,483,276

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by the Joint Ventures are provided below:

	Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund IX-X-XI-REIT Associates	$—	$—	$—	$122,363	$1,228,752	$1,351,115
Due from Joint Ventures
As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2012 and December 31, 2011 represents operating cash flow generated by Fund VIII-IX Associates for the three months ended June 30, 2012 and December 31, 2011, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties owned through the Joint Ventures, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (10 or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $14,595 and $16,830 for the three months ended June 30, 2012 and 2011, respectively, and $25,902 and $32,286 for the six months ended June 30, 2012 and 2011, respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $19,856 and $19,121 payable to Wells Capital and Wells Management for the three months ended June 30, 2012 and 2011, respectively, and $43,338 and $44,434 for the six months ended June 30, 2012 and 2011, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of June 30, 2012 and December 31, 2011 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related-Parties" above). As of June 30, 2012, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under an advisory agreement with Wells Real Estate Investment Trust II, Inc. ("Wells REIT II") and WREF does not expect to receive significant compensation from Wells REIT II beyond December 31, 2013.

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
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold seven of the nine properties in which we have held interests. In May 2012, our General Partners distributed to our limited partners net sale proceeds of approximately $3.5 million from the sales of 14079 Senlac Drive, the Avaya Building, and the 360 Interlocken Building. Effective July 1, 2012, Flextronics International, USA Inc. ("Flextronics"), the sole tenant at the 305 Interlocken Parkway property, vacated the building upon the expiration of its lease. We are actively marketing the property for lease and sale. While our focus at this time involves leasing and marketing efforts at our remaining properties that we believe will ultimately result in the best disposition pricing of our assets for our limited partners, we will evaluate offers to sell our properties on an as-is basis.
The second quarter 2012 operating distributions to limited partners were reserved. Our General Partners anticipate that operating distributions to limited partners will continue to be reserved in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs at our remaining properties, including the tenant allowance and remainder of the rental abatement period associated with the lease extension executed with US Cellular at the US Cellular Building that extended the termination date of the lease from April 9, 2013 to December 31, 2017.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As the remaining properties are positioned for sale, our attention will shift to locating suitable buyers, and negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of July 31, 2012, we owned interests in two properties.
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

•
The 305 Interlocken Parkway property, located in the Broomfield submarket of Denver, Colorado, is currently vacant. Flextronics International USA, Inc., the previous sole tenant, vacated the property on its scheduled lease expiration date. We are currently marketing the property for lease and sale.

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
Short-Term Liquidity
During the six months ended June 30, 2012, we generated net cash flows from operating activities, including distributions received from the Joint Ventures, of approximately $61,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to reserve the net operating cash flows generated in 2012 to fund our pro rata share of (i) anticipated re-leasing costs at our remaining properties and (ii) property operating costs at the 305 Interlocken Parkway property due to the current vacancy. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from Fund VIII-IX Associates, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by Fund VIII-IX Associates. We anticipate that operating distributions from Fund VIII-IX Associates may decline in the near-term as a result of (i) the current vacancy at the 305 Interlocken Parkway property and (ii) our intention to fund our pro rata share of anticipated re-leasing costs at our remaining properties, including the tenant allowance associated with the lease extension executed with US Cellular.
During the six months ended June 30, 2012, we distributed net sale proceeds to our limited partners of approximately $3.5 million from the prior sales of 14079 Senlac Drive, the Avaya Building, and the 360 Interlocken Building.
We believe that the cash on hand and distributions due from Fund VIII-IX Associates will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $12,000, as of June 30, 2012.
Long-Term Liquidity
We expect that our future sources of capital will be primarily derived from operating cash flows generated from the remaining properties owned by Fund VIII-IX Associates and net proceeds generated from the sale of those properties. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through Fund VIII-IX Associates. We expect to continue to use substantially all future net cash from operations, including distributions received from Fund VIII-IX Associates, to fund leasing costs and capital expenditures necessary to position our properties for sale. To the extent that residual operating cash flows remain after considering these funding requirements, we would then distribute such residual operating cash flow to the limited partners.
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
Fund VIII-IX Associates incurs capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying our properties for re-leasing. As leases expire, we will work with Fund VIII-IX Associates to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates.

Operating cash flows, if available, are generally distributed from Fund VIII-IX Associates to us approximately one month following calendar quarter-ends. However, Fund VIII-IX Associates will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flows until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net sale proceeds reserves, if available, would then be utilized. Any capital or other expenditures not funded from the operations of Fund VIII-IX Associates will be required to be funded by us and the other respective joint venture partner on a pro rata basis.

As of June 30, 2012, we have received, used, distributed, and held net sale proceeds allocated to us from the sale of properties as presented below:

Property Sold	Net Sale Proceeds		Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2012	Undistributed Net Sale Proceeds as of June 30, 2012
					Amount	Purpose
305 Interlocken Parkway (early termination in 2004)	$800,000	(1)	45.2%	$361,626	$—	—	$361,626	$—
15253 Bake Parkway (sold in 2004)	$11,892,035		38.1%	4,526,770	237,910	Re-leasing 15253 Bake Parkway (2004)	4,288,860	—
Alstom Power –Knoxville Building (sold in 2005)	$11,646,089		39.0%	4,545,538	—	—	4,545,538	—
1315 West Century Drive (sold in 2006)	$8,059,625		39.0%	3,145,720	—	—	3,145,720	—
Iomega Building (sold in 2007)	$4,685,151		39.0%	1,828,642	—	—	1,828,642	—
14079 Senlac Drive (sold in 2007)	$5,107,237		45.2%	2,308,640	—	—	2,308,640	—
Avaya Building (sold in 2010)	$5,107,662		39.0%	1,993,551	—	—	1,993,551	—
360 Interlocken Building (sold in 2011)	$8,686,166		39.0%	3,389,872			727,424	2,662,448
Total				$22,100,359	$237,910		$19,200,001	$2,662,448

(1)	The Partnership continues to own this property. The net sale proceeds represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.
Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve net sale proceeds of approximately $2.7 million to fund our pro rata share of known and anticipated re-leasing costs at our remaining properties.
Results of Operations
Equity in Income of Joint Ventures
Equity in income of Joint Ventures decreased from $540,268 for the three months ended June 30, 2011 to $79,832 for the three months ended June 30, 2012, and from $588,363 for the six months ended June 30, 2011 to $155,646 for the six months ended June 30, 2012. The decreases are primarily due to recognizing a gain on the sale of the 360 Interlocken Building in June 2011, of which approximately $480,000 was allocated to the Partnership. Absent leasing activity at our remaining properties, we expect equity in income of Fund VIII-IX Associates to decline in the the third quarter of 2012 as a result of the current vacancy at the 305 Interlocken Parkway property.
Interest and Other Income
Interest and other income decreased from $2,271 for the three months ended June 30, 2011 to $1,785 for the three months ended June 30, 2012 due to a decrease in the average outstanding cash balance following the distribution of net sale proceeds to our limited partners in May 2012. Interest and other income increased from $4,018 for the six months ended June 30, 2011 to $5,210 for the six months ended June 30, 2012 due to an increase in the average outstanding cash balance following (i) the receipt of net sale proceeds from the disposition of the 360 Interlocken Building in June 2011, partially offset by (ii) the distribution of net sale proceeds to our limited partners in May 2012. Future levels of interest income will be largely dependent on the timing of future property dispositions and net sale proceeds distributions to the limited partners, the amount of operating cash needed to invest in the Joint Ventures related to funding re-leasing costs and capital expenditures, and fluctuations in the average daily yield.
General and Administrative Expenses
General and administrative expenses increased from $40,693 for the three months ended June 30, 2011 to $44,127 for the three months ended June 30, 2012, primarily due to an increase in administrative costs related to reporting and regulatory requirements. General and administrative expense remained relatively stable at $104,668 for the six months ended June 30, 2011 and $101,710 for the six months ended June 30, 2012. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
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
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through our investment in Fund VIII-IX Associates may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets' carrying values, we adjust the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there have been no additional impairments in the carrying value of our real estate assets to date; however, certain of our assets may be carried at an amount more than could be realized in a current disposition transaction.
Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's future cash flows and fair value, and could result in the misstatement of the carrying value of real estate assets held by Fund VIII-IX Associates and our net income (loss).
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
Commitments and Contingencies
Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As a result of a lease amendment executed in January 2012, the sole tenant at the US Cellular Building, US Cellular, has the right to request the reimbursement of tenant improvements of up to approximately $374,000, which would be required to be funded by Fund VIII-IX Associates.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2012, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see "Assertion of Legal Action Against Related-Parties" in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended June 30, 2012.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2012.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2012, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IX, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

August 10, 2012		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO SECOND QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND IX, L.P.

Exhibit Number		Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.

* Furnished with this Form 10-Q, but not filed under the Exchange Act