Form 10-Q
period 2012-09-30
WELLS REAL ESTATE FUND IX LP
filed 2012-11-09
CIK 929921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  _______________________________________
FORM 10-Q
 _______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements, the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011. The Partnership's results of operations for the three months and nine months ended September 30, 2012 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND IX, L.P.

BALANCE SHEETS

	(Unaudited)
	September 30, 2012	December 31, 2011
Assets:
Investment in joint ventures	$4,141,515	$4,239,485
Cash and cash equivalents	3,213,702	6,535,295
Due from joint ventures	69,535	132,459
Other assets	9,726	10,649
Total assets	$7,434,478	$10,917,888

Liabilities:
Accounts payable and accrued expenses	$5,845	$10,192
Due to affiliates	7,908	8,417
Total liabilities	13,753	18,609

Commitments and Contingencies

Partners' Capital:
Limited partners:
Class A – 3,273,890 units and 3,263,890 units issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	7,419,623	10,731,553
Class B – 226,110 units and 236,110 units issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	—	166,839
General partners	1,102	887
Total partners' capital	7,420,725	10,899,279
Total liabilities and partners' capital	$7,434,478	$10,917,888

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Equity in Income of Joint Ventures	$3,269	$59,833	$158,915	$648,196

Interest and Other Income	1,326	3,870	6,536	7,888

General and Administrative Expenses	42,295	36,111	144,005	140,779
Net Income (Loss)	$(37,700)	$27,592	$21,446	$515,305

Net Income (Loss) Allocated To:
Class A Limited Partners	$(37,323)	$87,713	$(68,965)	$384,666
Class B Limited Partners	$—	$(60,404)	$90,196	$130,133
General Partners	$(377)	$283	$215	$506

Net Income (Loss) Per Weighted-Average Limited Partner Unit:
Class A	$(0.01)	$0.03	$(0.02)	$0.12
Class B	$0.00	$(0.26)	$0.40	$0.55

Weighted-Average Limited Partner Units Outstanding:
Class A	3,273,890	3,263,890	3,273,890	3,263,890
Class B	226,110	236,110	226,110	236,110

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2011
AND THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2010	3,263,890	$10,256,394	236,110	$89,409	$—	$10,345,803

Net income	—	475,159	—	77,430	887	553,476
BALANCE, December 31, 2011	3,263,890	10,731,553	236,110	166,839	887	10,899,279

Class B conversion elections	10,000	7,066	(10,000)	(7,066)	—	—
Net income (loss)	—	(68,965)	—	90,196	215	21,446
Distributions of Net Sale Proceeds ($0.99 and $1.11 per weighted-average for Class A Unit and Class B Unit, respectively	—	(3,250,031)	—	(249,969)	—	(3,500,000)
BALANCE, September 30, 2012	3,273,890	$7,419,623	226,110	$—	$1,102	$7,420,725

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$21,446	$515,305
Operating distributions received from joint ventures	319,809	380,423
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(158,915)	(648,196)
Changes in assets and liabilities:
Decrease (increase) in other assets	923	(3,002)
Decrease in accounts payable and accrued expenses	(4,347)	(9,211)
Decrease in due to affiliates	(509)	(1,540)
Net cash provided by operating activities	178,407	233,779

Cash Flows from Investing Activities:
Net sale proceeds received from joint ventures	—	3,389,872
Investment in joint ventures	—	(253,699)
Net cash provided by investing activities	—	3,136,173

Cash Flows from Financing Activities:
Distributions of net sale proceeds to limited partners	(3,500,000)	—
Net (Decrease) Increase in Cash and Cash Equivalents	(3,321,593)	3,369,952

Cash and Cash Equivalents, beginning of period	6,535,295	3,059,524
Cash and Cash Equivalents, end of period	$3,213,702	$6,429,476

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (unaudited)

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
Condensed financial information for the joint ventures in which the Partnership held direct interests for the three months and nine months ended September 30, 2012 and 2011, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Fund VIII-IX Associates	$424,557	$520,536	$7,233	$132,922	$—	$—	$7,233	$132,922
Fund IX-X-XI-REIT Associates	—	—	—	(4,042)	—	3,397	—	(645)
	$424,557	$520,536	$7,233	$128,880	$—	$3,397	$7,233	$132,277

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Fund VIII-IX Associates	$1,491,243	$1,486,705	$351,558	$285,708	$—	$—	$351,558	$285,708
Fund IX-X-XI-REIT Associates	—	—	—	(24,668)	—	1,354,512	—	1,329,844
	$1,491,243	$1,486,705	$351,558	$261,040	$—	$1,354,512	$351,558	$1,615,552

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by the Joint Ventures are provided below:

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund IX-X-XI-REIT Associates	$—	$—	$—	$127,569	$1,226,943	$1,354,512
Due from Joint Ventures
As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2012 and December 31, 2011 represents operating cash flow generated by Fund VIII-IX Associates for the three months ended September 30, 2012 and December 31, 2011, respectively, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties owned through the Joint Ventures, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (10 or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $11,080 and $15,039 for the three months ended September 30, 2012 and 2011, respectively, and $36,982 and $47,325 for the nine months ended September 30, 2012 and 2011, respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $25,445 and $22,869 payable to Wells Capital and Wells Management for the three months ended September 30, 2012 and 2011, respectively, and $68,783 and $67,303 for the nine months ended September 30, 2012 and 2011, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of September 30, 2012 and December 31, 2011 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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
On March 31, 2008, the Court granted in part the defendants' motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleged violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint sought, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. Subsequent to the filing of the second amended complaint, the plaintiff said it intended to seek monetary damages of approximately $159 million plus prejudgment interest.
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
On March 20, 2012, the Court granted the defendants leave to file a motion for summary judgment.  On April 5, 2012, the defendants filed a motion for summary judgment. On September 26, 2012, the Court granted the defendants' motion for summary judgment and entered judgment in favor of the defendants. On October 12, 2012, the plaintiff filed a notice of appeal with the Eleventh Circuit Court of Appeals.
On October 22, 2012, Piedmont REIT announced that the parties reached an agreement in principle to settle the lawsuit on October 12, 2012. Under the terms of the proposed settlement, the plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont REIT and its insurer. The settlement, which is subject to Court approval following the negotiation and execution of definitive agreements and the provision of notice to the class, will resolve the appeal and result in the final disposition of the litigation.
Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action if for any reason the settlement is not approved. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of the appeal of this action or, if reinstated, reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of this matter could have a material adverse impact on WREF's financial results, financial condition, or liquidity.

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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related-Parties" above). As of September 30, 2012, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due through the end of 2013. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under an advisory agreement with Wells Real Estate Investment Trust II, Inc. ("Wells REIT II") and WREF does not expect to receive significant compensation from Wells REIT II beyond December 31, 2013.

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
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold seven of the nine properties in which we have held interests. Effective July 1, 2012, Flextronics International USA, Inc. ("Flextronics"), the sole tenant at the 305 Interlocken Parkway property, vacated the building upon the expiration of its lease.We are actively marketing the remaining properties for lease and sale. While our focus at this time involves leasing and marketing efforts at our remaining properties that we believe will ultimately result in the best disposition pricing of our assets for our limited partners, we will evaluate offers to sell our properties on an as-is basis.
The third quarter 2012 operating distributions to limited partners were reserved. Our General Partners anticipate that operating distributions to limited partners will continue to be reserved in the near-term as a result of our intention to fund our pro rata share of (i) anticipated re-leasing costs at our remaining properties, including the tenant allowance and remainder of the rental abatement period associated with the recent lease extension executed with US Cellular at the US Cellular Building that extended the termination date of the lease from April 9, 2013 to December 31, 2017 and (ii) property operating costs at the 305 Interlocken Parkway property due to the current vacancy.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current lease. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As the remaining properties are positioned for sale, our attention will shift to locating suitable buyers, and negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of October 31, 2012, we owned interests in two properties.
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

•
The US Cellular Building, located in Madison, Wisconsin, is currently approximately 73% leased to US Cellular through December 2017. In addition to working on re-leasing the remaining vacant space in this building, we are currently marketing the property for sale.

•
The 305 Interlocken Parkway property, located in the Broomfield submarket of Denver, Colorado, is currently vacant. Flextronics, the previous sole tenant, vacated the property effective July 1, 2012, its scheduled lease expiration date. We are currently marketing the property for lease and sale.

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
Short-Term Liquidity
During the nine months ended September 30, 2012, we generated net cash flows from operating activities, including distributions received from the Joint Ventures, of approximately $178,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to reserve the net operating cash flows generated in 2012 to fund our pro rata share of (i) anticipated re-leasing costs at our remaining properties and (ii) property operating costs at the 305 Interlocken Parkway property due to the current vacancy. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from Fund VIII-IX Associates, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by Fund VIII-IX Associates. We anticipate that operating distributions from Fund VIII-IX Associates may decline in the near-term as a result of (i) the current vacancy at the 305 Interlocken Parkway property and (ii) our intention to fund our pro rata share of anticipated re-leasing costs at our remaining properties, including the tenant allowance associated with the lease extension executed with US Cellular.
During the nine months ended September 30, 2012, we distributed net sale proceeds to our limited partners of approximately $3.5 million from the prior sales of 14079 Senlac Drive, the Avaya Building, and the 360 Interlocken Building.
We believe that the cash on hand and distributions due from Fund VIII-IX Associates will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $14,000, as of September 30, 2012.
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

As of September 30, 2012, we have received, used, distributed, and held net sale proceeds allocated to us from the sale of properties as presented below:

Property Sold	Net Sale Proceeds		Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2012	Undistributed Net Sale Proceeds as of September 30, 2012
					Amount	Purpose
305 Interlocken Parkway (early termination in 2004)	$800,000	(1)	45.2%	$361,626	$—	—	$361,626	$—
15253 Bake Parkway (sold in 2004)	$11,892,035		38.1%	4,526,770	237,910	Re-leasing 15253 Bake Parkway (2004)	4,288,860	—
Alstom Power –Knoxville Building (sold in 2005)	$11,646,089		39.0%	4,545,538	—	—	4,545,538	—
1315 West Century Drive (sold in 2006)	$8,059,625		39.0%	3,145,720	—	—	3,145,720	—
Iomega Building (sold in 2007)	$4,685,151		39.0%	1,828,642	—	—	1,828,642	—
14079 Senlac Drive (sold in 2007)	$5,107,237		45.2%	2,308,640	—	—	2,308,640	—
Avaya Building (sold in 2010)	$5,107,662		39.0%	1,993,551	—	—	1,993,551	—
360 Interlocken Building (sold in 2011)	$8,686,166		39.0%	3,389,872			727,424	2,662,448
Total				$22,100,359	$237,910		$19,200,001	$2,662,448

(1)	The Partnership continues to own this property. The net sale proceeds represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.
Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve net sale proceeds of approximately $2.7 million to fund our pro rata share of known and anticipated re-leasing costs at our remaining properties.
Results of Operations
Equity in Income of Joint Ventures
Equity in income of Joint Ventures decreased from $59,833 for the three months ended September 30, 2011 to $3,269 for the three months ended September 30, 2012, primarily due to a decrease in rental and reimbursement income at the 305 Interlocken Parkway property as a result of the current vacancy.
Equity in income of Joint Ventures decreased from $648,196 for the nine months ended September 30, 2011 to $158,915 for the nine months ended September 30, 2012, primarily due to recognizing a gain on the sale of the 360 Interlocken Building in June 2011, of which approximately $480,000 was allocated to the Partnership. Absent leasing activity at our remaining properties, we expect equity in income of Fund VIII-IX Associates to decline in the the fourth quarter of 2012 as a result of the current vacancy at the 305 Interlocken Parkway property.
Interest and Other Income
Interest and other income decreased from $3,870 for the three months ended September 30, 2011 to $1,326 for the three months ended September 30, 2012, and from $7,888 for the nine months ended September 30, 2011 to $6,536 for the nine months ended September 30, 2012. The decreases are primarily due to a decrease in the average outstanding cash balance following the distribution of net sale proceeds to our limited partners in May 2012. Future levels of interest income will be largely dependent on the timing of future property dispositions and net sale proceeds distributions to the limited partners, the amount of operating cash needed to invest in the Joint Ventures related to funding re-leasing costs and capital expenditures, and fluctuations in the average daily yield.
General and Administrative Expenses
General and administrative expenses increased from $36,111 for the three months ended September 30, 2011 to $42,295 for the three months ended September 30, 2012, and from $140,779 for the nine months ended September 30, 2011 to $144,005 for the nine months ended September 30, 2012. The increases are primarily due to (i) an increase in administrative reimbursement costs allocated to the Partnership in the third quarter of 2012 and (ii) an increase in administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2012, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see "Assertion of Legal Action Against Related-Parties" in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended September 30, 2012.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2012.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2012, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IX, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

November 9, 2012		/s/ DOUGLAS P. WILLIAMS
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