Form 10-K
period 2012-12-31
WELLS REAL ESTATE FUND IX LP
filed 2013-03-15
CIK 929921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant conducted its offering pursuant to a Form S-11, which commenced on January 5, 1996 and terminated on December 30, 1996. Units in the offering were sold at $10 per limited partnership unit, with discounts available for certain categories of purchasers. There is no established market for the registrant's limited partnership units. The number of Class A Units and Class B Units held by non-affiliates as of June 30, 2012 was approximately 3,271,734 and 226,110, respectively

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
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

As of February 28, 2013, we owned a partial interest in two properties encompassing 151,000 square feet. See Item 2, "Properties" for a more detailed description of the properties we owned or own an interest through joint ventures during the periods presented.
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

Employees

We have no direct employees. The employees of Wells Capital and Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners, perform a full range of real estate and administrative services for us including leasing and property management, accounting, asset management, and investor relations. See Item 13, "Certain Relationships and Related Transactions," for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2012, 2011, and 2010.

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

Operational Dependency
We have engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days' written notice. As a result of these relationships, our operations are dependent upon Wells Capital and Wells Management.
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc. ("WIS"), Wells Management, Wells Core Office Income REIT Advisory Services, LLC, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. ("Piedmont REIT"), which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related Parties" below). As of December 31, 2012, we have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and us, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. As such, WREF does not expect to receive significant compensation from Columbia beyond December 31, 2013.

Economic Dependency
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
On October 22, 2012, Piedmont REIT announced the parties reached an agreement in principle to settle the lawsuit on October 12, 2012. Under the terms of the proposed settlement, the plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont REIT and its insurer. On December 31, 2012, the plaintiff filed a motion for preliminary approval of the settlement with the Court.  On January 2, 2013, the Court preliminarily approved the settlement and scheduled a hearing for April 18, 2013 to determine whether to grant final approval of the settlement.  The settlement, which is subject to Court approval following notice to the class, is expected to resolve the appeal and result in the final disposition of the case.
Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action if for any reason the settlement is not approved. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of the appeal of this action or, if the action is reinstated, reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of this matter could have a material adverse impact on WREF's financial results, financial condition, or liquidity.
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
Vacancy at our properties could reduce or eliminate future cash distributions to limited partners.
We anticipate that we will be required to expend substantial funds in the future for tenant improvements and other costs necessary to re-lease (i) the previously vacant space at the US Cellular Building, which is currently 80% leased and (ii) the 305 Interlocken Building, which is currently vacant and has been since June 30, 2012. If these properties remain fully or partially vacant for a prolonged period of time, property earnings would suffer, and we would be required to continue to reserve cash otherwise available for operating distributions to limited partners. In addition, the residual value of these properties would be negatively impacted by vacancy because the market value is largely dependent upon the value of the leases in place at such properties.
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
A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases, such as the 305 Interlocken Building, which is currently vacant and has been since June 30, 2012. Our properties may be leased to a single tenant and/or may be specifically suited to the particular needs of a certain tenant based on the type of business the tenant operates. If a vacancy on any of our properties continues for a long period of time, we may suffer reduced revenues, resulting in less cash to be distributed to limited partners holding Class A Units. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.
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
Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, Brian M. Davis, and Robert F. Kennedy each of whom would be difficult to replace. We cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital's key personnel were to cease their affiliation with us, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not maintain key-person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial and operational personnel. If we lose, or are unable to obtain, the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
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

		Ownership %		Leased % as of December 31,
Joint Venture	Joint Venture Partners		Properties	2012	2011	2010	2009		2008
Fund VIII and Fund IX Associates ("Fund VIII-IX Associates")	Wells Real Estate Fund VIII, L.P. Wells Real Estate Fund IX, L.P.	54.8% 45.2%	1. US Cellular Building A four-story office building located in Madison, Wisconsin	80%	73%	73%	76%		73%
			2. 305 Interlocken Parkway A two-story office building located in Broomfield, Colorado	0%	100%	100%	100%		100%
The Fund IX, Fund X, Fund XI and REIT Joint Venture ("Fund IX-X-XI-REIT Associates")(1)	Wells Real Estate Fund IX, L.P. Wells Real Estate Fund X, L.P. Wells Real Estate Fund XI, L.P. Piedmont Operating Partnership, LP	39.0% 48.5% 8.8% 3.7%	4. 360 Interlocken Building(2) A three-story office building located in Broomfield, Colorado	—	—	100%	28%	—	30%
			5. Avaya Building(3) A one-story office building located in Oklahoma City, Oklahoma	—	—	—	100%		100%

(1)	This joint venture wound up its affairs in 2011 and was terminated in the first quarter of 2012.

(2)	This property was sold in June 2011.

(3)	This property was sold in October 2010.

Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund XI, L.P. are affiliated with us through common general partners. Wells Real Estate Fund X, L.P., was affiliated with us through one or more common general partners prior to its dissolution. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations
As of December 31, 2012, the lease expirations scheduled during the following 10 years for all properties in which we held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2017(2)	1	74,717	$1,051,188	$475,137	92.1%	92.7%
2018(3)	1	6,404	83,124	37,572	7.9%	7.3%
	2	81,121	$1,134,312	$512,709	100.0%	100.0%

(1)	Our share of annualized gross base rent in year of expiration is calculated based on our ownership percentage in the joint venture that owns the leased property.

(2)	Expiration of United States Cellular Operating Company lease at the US Cellular Building (approximately 74,700 square feet).

(3)	Expiration of Foth and Van Dyke, LLC lease at the US Cellular Building (approximately 6,400 square feet).

Property Descriptions
The properties in which we own or owned an interest through the Joint Ventures during the periods presented are further described below:

US Cellular Building

The US Cellular Building is a four-story office building containing approximately 102,000 rentable square feet located in Madison, Wisconsin. The US Cellular Building is currently 80% leased. United States Cellular Operating Company ("US Cellular"), a business unit of Telephone and Data Systems, leases approximately 73% of the building through December 31, 2017 and Foth & Van Dyke, LLC ("Foth & Van Dyke") leases approximately 6% of the building through October 31, 2018. In January 2012, Fund VIII-IX Associates completed a lease amendment with US Cellular that (i) extended the termination date of the lease from April 9, 2013 to December 31, 2017, (ii) provided a landlord-funded tenant allowance of approximately $374,000, (iii) reduced the contractual rental rate, and (iv) allowed for a four-month rental abatement period from January 1, 2012 to February 29, 2012, and January 1, 2013 to February 28, 2013. As of December 31, 2012, the annualized base rent payable for the US Cellular lease was approximately $1,031,000. The annualized base rent payable in 2017 will be approximately $1,051,000. On February 25, 2013, Fund VIII-IX Associates entered into an agreement to sell the US Cellular Building to Fulcrum Asset Advisors, LLC, an unaffiliated third party, for a gross sales price of $8,175,000, exclusive of adjustments and closing costs. Fund VIII-IX Associates expects the closing of this transaction to occur during the first quarter of 2013; however, there are no assurances regarding when or if this sale will be completed.

305 Interlocken Parkway

The 305 Interlocken Parkway property is a two-story office building containing approximately 49,000 rentable square feet located in Broomfield, Colorado. The 305 Interlocken Parkway property is currently vacant. Flextonics International USA, Inc. ("Flextronics") leased 100% of the property from January 2006 through June 30, 2012. Flextronics vacated its space at its scheduled lease expiration. We are currently marketing this property for lease and sale.
Properties Sold During the Periods Presented

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP'S UNITS, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF UNITS.
Summary

As of February 28, 2013, 3,273,890 Class A Units and 226,110 Class B Units held by a total of 1,910 and 149 limited partners, respectively, were outstanding. Original capital contributions were equal to $10.00 per each limited partnership unit. As of February 28, 2013, we have returned capital in the form of distributions of net sale proceeds to its limited partners equal to, on average, $4.69 per Class A Unit and $11.85 per Class B Unit, as further described below. A public trading market has not been established for our limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.

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

The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2012. Utilizing the foregoing methodology, the General Partners have estimated our unit valuations, based upon their estimates of property values as of December 31, 2012, to be approximately $2.48 per Class A Unit and $1.99 per Class B Unit, based upon market conditions existing in early December 2012. These estimates should not be viewed as an accurate reflection of the value of the limited partners' units, how much limited partners might be able to sell their units for, or the fair market value of our properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if our properties were sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for our limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the expenses that would be involved in obtaining appraisals for all of our properties.

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

It should also be noted that as our properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of our portfolio of properties and resulting value of our limited partnership units, naturally declines. In considering the foregoing estimated unit valuations, it should be noted that we have previously distributed net sale proceeds in the amount of $4.69 per Class A Unit and $11.85 per Class B Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from us in our original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received different levels of per-unit distributions.

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

No operating cash distributions were paid to the limited partners holding Class A Units or Class B Units, or to the General Partners during the years ended December 31, 2012 or 2011.

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
During the years ended December 31, 2012 or 2011, we distributed net sale proceeds of approximately $3,500,000 and $0 to the limited partners holding Class A Units or Class B Units. No net sale proceeds distributions were paid to the General Partners during the years ended December 31, 2012 or 2011.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the fiscal years ended December 31, 2012, 2011, 2010, 2009, and 2008 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2012	2011	2010	2009	2008
Total assets	$7,395,843	$10,917,888	$10,366,982	$10,760,018	$10,823,347
Equity in income (loss) of Joint Ventures	$154,327	$720,494	$(185,621)	$146,803	$354,096
Net income (loss)	$(22,067)	$553,476	$(393,956)	$(38,198)	$201,691
Net income (loss) allocated to:
Class A Limited Partners	$(112,043)	$475,159	$(483,365)	$(37,795)	$423,474
Class B Limited Partners	$90,196	$77,430	$89,409	$—	$(222,186)
General Partners	$(220)	$887	$—	$(403)	$403
Net income (loss) per weighted-average Limited Partner Unit:
Class A	$(0.03)	$0.15	$(0.15)	$(0.01)	$0.13
Class B	$0.40	$0.33	$0.38	$—	$(0.94)
Operating cash distributions per weighted-average Class A Limited Partner Unit:
Investment income	$—	$—	$—	$—	$—
Return of capital	$—	$—	$—	$—	$0.14
Operating cash distributions per weighted-average Class B Limited Partner Unit:
Investment income	$—	$—	$—	$—	$—
Return of capital	$—	$—	$—	$—	$—
Distribution of net sale proceeds per weighted- average Limited Partner Unit:
Class A	$0.99	$—	$—	$—	$0.70
Class B	$1.11	$—	$—	$—	$0.91

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I of this report and "Risk Factors" in Item 1A of this report.

Overview
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold six of the eight properties in which we have held interests. On December 28, 2012, Fund VIII-IX Associates entered into a lease agreement with Foth & Van Dyke for approximately 6% of the US Cellular Building that extends through October 31, 2018. We are actively marketing the remaining properties for lease and sale. On February 25, 2013, Fund VIII-IX Associates entered into an agreement to sell the US Cellular Building to Fulcrum Asset Advisors, LLC, an unaffiliated third party, for a gross sales price of $8,175,000, exclusive of adjustments and closing costs. Fund VIII-IX Associates expects the closing of this transaction to occur during the first quarter of 2013; however, there are no assurances regarding when or if this sale will be completed. While our focus at this time involves leasing and marketing efforts at our remaining properties that we believe will ultimately result in the best disposition pricing of our assets for our limited partners, we will evaluate offers to sell our properties on an as-is basis.
The fourth quarter 2012 operating distributions to limited partners were reserved. Our General Partners anticipate that operating distributions to limited partners will continue to be reserved in the near-term as a result of our intention to fund our pro rata share of (i) anticipated re-leasing costs at our remaining properties, including the tenant allowance and remainder of the rental abatement period associated with the recent lease extension executed with US Cellular and (ii) property operating costs at the 305 Interlocken Parkway property due to the current vacancy.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. Our attention has shifted to locating suitable buyers and negotiating purchase-sale contracts for our remaining properties, that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of February 28, 2013, we owned interests in two properties.
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

•
The US Cellular Building, located in Madison, Wisconsin, is currently approximately 80% leased to two tenants. The majority tenant, US Cellular, leases approximately 73% of the property through December 2017. On February 25, 2013, we executed an agreement to sell this property.

•	The 305 Interlocken Parkway property, located in the Broomfield submarket of Denver, Colorado, is currently vacant. We are currently marketing the property for lease and sale.
General Economic Conditions and Real Estate Market Commentary

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment's effect on the real estate markets in which we operate.

As measured by the U.S gross domestic product (“GDP”), the U.S. economy increased by 2.2% in 2012, according to estimates, compared with an increase of 1.8% in 2011. The increase in real GDP in 2012 primarily reflected positive contributions from personal consumption expenditures, nonresidential fixed investment, exports, residential fixed investment, and private inventory investment that were partly offset by negative contributions from federal, state, and local government spending. While management believes the U.S. economy is likely to continue its recovery, we believe the recovery will maintain a moderate pace with fiscal policy presenting the biggest variable in this outlook. Given the ongoing uncertainty surrounding the debt ceiling, the U.S. economy is expected to start 2013 at a slow pace. Real GDP is projected to remain below 2% in the first half of the year, and business growth is expected to remain below potential. But assuming U.S. lawmakers can agree to a deal, or at least provide a framework by the middle of 2013, the U.S. economy is expected to accelerate in the second half, with real GDP averaging closer to a 3% growth rate.
Real estate market fundamentals underlying the U.S. office markets improved modestly in the major indicators in 2012. The U.S. office market ended the fourth quarter of 2012 with a vacancy rate of 12.5%, an improvement from a 13.0% vacancy rate at the end of 2011. During the fourth quarter of 2012, demand for office space strengthened despite the uncertainty surrounding the fiscal cliff. Net absorption was 20 million square feet in the fourth quarter, which is the highest level since the third quarter of 2007. However, annual absorption is 20% below the long-term trend. Of 80 metropolitan statistical areas monitored, 66 areas (82%) reported positive absorption in 2012. Of the total net absorption in 2012, two-thirds was in Class A space, which is well above its 35% share of the office stock indicating a "flight to quality" by tenants. Most major markets had year-over-year gains in both net absorption and office jobs indicating a broad level of recovery. Net absorption is expected to average 10 million square feet to 25 million square feet per quarter through 2017. The average quoted rental rates of the total office market experienced a slight increase from $22.95 per square foot in the fourth quarter of 2011 to $23.12 per square foot in the fourth quarter of 2012. Early 2013 economic indicators are suggesting another year of at least modest growth.
Transaction activity for the fourth quarter of 2012 was the highest seen in any quarter since the end of 2007 with a volume of $29.1 billion. Sellers motivated to close deals prior to the rise in applicable tax rates contributed to the increase, but office prices increased over the quarter and capitalization rates declined slightly indicating that buyers were perhaps even more motivated. The year-end increase in closings contributed to a 2012 total volume of $77.6 billion, a 19% increase from 2011. In addition, a shift in momentum from trophy, central business district towers to suburban properties and secondary markets began in 2012. Non-major metropolitan areas saw a volume increase of over 40%, which is more than double the national average. Additionally, cap rates in secondary markets have started to decline with a sharp decrease observed in the fourth quarter of 2012. Overall, average cap rates decreased from 7.6% in October of 2012 to 7.4% in November of 2012.
Despite elevated unemployment and below-average consumer confidence in the overall economy, annual office job growth is projected to range between 1% to 3% through 2017. With this projected job growth, future years should see solid office net absorption rates. With the expected decline in office vacancy rates nationally, rent growth is projected to expand to more markets in 2013 and more significantly in 2014. Office market rents are expected to have more upside than any other property type with a cumulative increase of 30% expected by 2017. Due to low vacancy levels and little to no new product, many of the more supply-constrained metropolitan areas should see the strongest growth by 2017. These metropolitan areas include New York, Boston, Denver, and Orange County, California. Technology-exposed markets should also have strong rent growth due to above-average demand prospects. Examples of these markets include San Jose and San Francisco.
Impact of Economic Conditions on our Portfolio

While some of the market conditions noted above may indicate expected changes in rental rates, the extent to which our portfolio may be affected is dependent upon the contractual rental rates currently provided in existing leases at our remaining properties. The recent turbulence in the credit markets may adversely affect the ability of potential purchasers of our properties to obtain financing, which could affect our timing and/or ability to complete the disposition-and-liquidation phase of our life cycle.

Less diversified real estate funds that own fewer properties, such as us, and those with current vacancies or near-term tenant rollover, such as us, may face an increasingly challenging leasing environment. The properties within these funds may be required to offer lower rental rates and higher concession packages to potential tenants, the degree to which will depend heavily on the specific property and market. Our investment strategy, which includes either renewing an existing tenant's lease or re-leasing the our properties prior to marketing it for sale, remains intact. However, we will evaluate offers to sell our remaining properties on an as-is basis.
Liquidity and Capital Resources
Overview
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
Our operating strategy entails funding expenditures related to the recurring operations of Fund VIII-IX Associates' properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Venture, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the Class A limited partners and, unless reserved, are generally paid quarterly. To the extent that operating cash flows are insufficient to fund our recurring operations, net sale proceeds will be utilized. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in our remaining markets could adversely impact the ability of one or more of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs could be adversely affected.
Short-Term Liquidity
During year ended December 31, 2012, we generated net cash flows from operating activities, including distributions received from Fund VIII-IX Associates, of approximately $211,000. Operating distributions from Fund VIII-IX Associates generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to reserve the net operating cash flows generated in 2012 to fund our pro rata share of (i) anticipated re-leasing costs at our remaining properties and (ii) property operating costs at the 305 Interlocken Parkway property due to the current vacancy. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from Fund VIII-IX Associates, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by Fund

VIII-IX Associates. We anticipate that operating distributions from Fund VIII-IX Associates may decline in the near-term as a result of (i) the current vacancy at the 305 Interlocken Parkway property and (ii) our intention to fund our pro rata share of anticipated re-leasing costs at our remaining properties, including the tenant allowance associated with the lease extension executed with US Cellular.
During the year ended December 31, 2012, we distributed net sale proceeds of approximately $3.5 million to our limited partners from the prior sales of 14079 Senlac Drive, the Avaya Building, and the 360 Interlocken Building.
We believe that the cash on hand and the distribution due from Fund VIII-IX Associates will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $19,000, as of December 31, 2012.
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

As of December 31, 2012, we have received, used, distributed, and held net sale proceeds allocated to us from the sale of properties as presented below:

Property Sold	Net Sale Proceeds		Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2012	Undistributed Net Sale Proceeds as of December 31, 2012
					Amount	Purpose
305 Interlocken Parkway (early termination in 2004)	$800,000	(1)	45.2%	$361,626	$—	—	$361,626	$—
15253 Bake Parkway (sold in 2004)	$11,892,035		38.1%	4,526,770	237,910	Re-leasing 15253 Bake Parkway (2004)	4,288,860	—
Alstom Power –Knoxville Building (sold in 2005)	$11,646,089		39.0%	4,545,538	—	—	4,545,538	—
1315 West Century Drive (sold in 2006)	$8,059,625		39.0%	3,145,720	—	—	3,145,720	—
Iomega Building (sold in 2007)	$4,685,151		39.0%	1,828,642	—	—	1,828,642	—
14079 Senlac Drive (sold in 2007)	$5,107,237		45.2%	2,308,640	—	—	2,308,640	—
Avaya Building (sold in 2010)	$5,107,662		39.0%	1,993,551	—	—	1,993,551	—
360 Interlocken Building (sold in 2011)	$8,686,166		39.0%	3,389,872			727,424	2,662,448
Total				$22,100,359	$237,910		$19,200,001	$2,662,448

(1)	The Partnership continues to own this property. The net sale proceeds represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.
Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve net sale proceeds of approximately $2.7 million to fund our pro rata share of known and anticipated re-leasing costs at our remaining properties.
Results of Operations
Comparison of the year ended December 31, 2011 vs. the year ended December 31, 2012
Equity in income of Joint Ventures decreased from $720,494 for the year ended December 31, 2011 to $154,327 for the year ended December 31, 2012. This decrease is primarily attributable (i) recognizing a gain on the sale of the 360 Interlocken Building in June 2011, of which approximately $479,000 was allocated to the Partnership and (ii) the decrease in rental and reimbursement income at the 305 Interlocken Parkway Building as a result of the current vacancy. Absent leasing activity at our remaining properties, we expect equity in income of Fund VIII-IX Associates to decline in 2013, as compared to 2012, as a result of the current vacancy at the 305 Interlocken Parkway property, which was effective June 30, 2012.
Interest and other income decreased from $11,041 for the year ended December 31, 2011 to $7,906 for the year ended December 31, 2012. This decrease is due to the decrease in the average outstanding cash balance following the distribution of net sale proceeds to our limited partners in May 2012. Future levels of interest income will be largely dependent on the timing of future property dispositions and net sale proceeds distributions to the limited partners, the amount of operating cash needed to invest in the Joint Ventures related to funding re-leasing costs and capital expenditures, and fluctuations in the average daily yield earned on cash balances.
General and administrative expenses increased from $178,059 for the year ended December 31, 2011 to $184,300 for the year ended December 31, 2012. The increase is primarily due to an increase in administrative costs related to reporting and regulatory requirements.We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.

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
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 4 and Note 10 of our accompanying financial statements for further explanations. Examples of such commitments and contingencies include:

•	commitments under existing lease agreements; and

•	property management and leasing agreements.
Subsequent Event

On February 25, 2013, Fund VIII-IX Associates entered into an agreement to sell the US Cellular Building to Fulcrum Asset Advisors, LLC, an unaffiliated third party, for a gross sales price of $8,175,000, exclusive of adjustments and closing costs. As of February 25, 2013, the inspection period has expired and earnest money deposits of $400,000 paid by the buyer have become non-refundable. Fund VIII-IX Associates expects the closing of this transaction to occur during the first quarter of 2013; however, there are no assurances regarding when or if this sale will be completed. We own approximately 45.2% of Fund VIII-IX Associates, which owns 100% of the US Cellular Building.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign currency exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our financial statements and supplementary data are detailed under Item 15 (a) and filed as part of the report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with our independent public accountants during the years ended December 31, 2012, 2011, and 2010.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate general partner of one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Exchange Act as of December 31, 2012. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2012, in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2012. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2012.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this report.

Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2012, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNERS.
Wells Partners
The sole general partner of Wells Partners, one of our General Partners, is Wells Capital, a Georgia corporation. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Wells Capital was organized on April 18, 1984 under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships ("Wells Public Partnerships"). Wells Capital or its affiliates currently serve as the advisor to Wells Core Office Income REIT, Inc. (formerly Wells Real Estate Investment Trust III, Inc.) and Wells Timberland REIT, Inc. (collectively, the "Wells REITs"), each of which is a Maryland corporation. In these capacities, Wells Capital performs certain services for Wells Public Partnerships and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III
Mr. Wells, 69, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, the general partner of Wells Partners, one of our General Partners. He is also the sole stockholder and sole director of WREF, which he founded in 1984 and served as WREF's President and Treasurer until February 2012. WREF directly or indirectly owns Wells Capital, the Advisor; Wells Management; WIS; Wells Development Corporation; Wells Asset Management, Inc.; and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells Asset Management, Inc.;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is the president and a director of Wells Core Office Income REIT, Inc. and a director of Columbia, which are a public real estate programs not listed on a securities exchange. He is also the president and a director of Wells Timberland REIT, Inc., which is also a public real estate program not listed on a securities exchange. From 1998 to 2007, Mr. Wells served as president and Chairman of the Board of Piedmont REIT, formerly known as Wells Real Estate Investment Trust, Inc., a public, non-traded REIT sponsored by WREF, until April 16, 2007, when Piedmont REIT acquired certain entities formerly affiliated with WREF and became a self-advised REIT.
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the officers and directors of the general partner of our general partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC's Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC's Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a). No such reports were required to be filed during the year ended December 31, 2012.

Financial Oversight Committee

We do not have a board of directors or an audit committee. Accordingly, as the corporate general partner of one of the General Partners of the Partnership, Wells Capital has established a Financial Oversight Committee consisting of Douglas P. Williams as the Principal Financial Officer; Brian M. Davis as the Senior Vice President of Wells Capital; and Glen F. Smith as Chief Accounting Officer. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review, and oversight of the work of our independent registered public accountant, and establishing and enforcing the code of ethics. However, since neither we nor our corporate general partner have an audit committee and the Financial Oversight Committee is not independent of us or the General Partners, we do not have an "audit committee financial expert."
Code of Ethics
We have adopted a code of ethics applicable to Wells Capital's Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller, or other employees of Wells Capital performing similar functions on our behalf, if any. The code of ethics is contained in the Business Standards/Code of Conduct/General Policies established by WREF. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830, option 2.

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

See Item 13, "Certain Relationships and Related Transactions," for a description of the fees we incurred that were payable to affiliates of the General Partners during the year ended December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	One limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership as of February 28, 2013.

Title of Class	Name & Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	1111 Polaris Parkway, Suite 2N Columbus, OH 43240	520,833.333 Units(1)	14.88%

(1)	Multiple beneficiaries in the Macomb County Employee Retirement System own Class A Units through a pension plan.

(b)	Set forth below is the security ownership of management as of February 28, 2013.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	2,155.502 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 2,155.502 Class A Units through an individual retirement account.

(c)	No arrangements exist which would, upon execution thereof, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners or their affiliates in connection with our operations are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Class A Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Class A Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions, and limited partners holding Class B Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions, provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sales proceeds for the year ended December 31, 2012.

Management and Leasing Fees

We entered into a property management and leasing agreement, and Wells Management, an affiliate of the General Partners, receives compensation for asset management and the management and leasing of our properties owned through Joint Ventures equal to (a) 3% for management services and 3% of for leasing services of the gross revenues collected monthly; plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties that are leased on a long-term net basis (10 or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income (loss) of joint ventures in the accompanying statement of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $45,653, $62,969, and $68,260 for the years ended December 31, 2012, 2011, and 2010, respectively.

Administrative Reimbursements

Wells Capital, the corporate general partner of Wells Partners, one of our General Partners, and Wells Management perform certain administrative services for us, relating to accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $90,647, $91,873, and $120,524 payable to Wells Capital and Wells Management for the years ended December 31, 2012, 2011, and 2010, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2012, 2011, or 2010.
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

Fees Paid to the Independent Registered Public Accountants

Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since September 22, 2006. All such fees are recognized in the period to which the services relate. A portion of such fees is allocated to the joint ventures in which we invest. The aggregate fees billed to us for professional accounting services by Frazier & Deeter, LLC, including the audit of our annual financial statements for the fiscal years ended December 31, 2012 and 2011, are set forth in the table below.

	2012	2011
Audit Fees	$34,106	$42,079
Audit-Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total	$34,106	$42,079

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

During the fiscal years ended December 31, 2012 and 2011, 100% of the services performed by Frazier & Deeter, LLC described above under the caption "Audit Fees" were approved in advance by a member of the Financial Oversight Committee. In addition, fees were incurred for tax services performed by an accounting firm separate from our independent registered public accountants in each year presented.

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

WELLS REAL ESTATE FUND IX, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

March 15, 2013		/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 15, 2013		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO
2012 FORM 10-K
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
*3.1
Amended and Restated Agreement of Limited Partnership of Wells Real Estate Fund IX, L.P. (Exhibit 3(a) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 033-83852)

*3.2
Certificate of Limited Partnership of Wells Real Estate Fund IX, L.P. (Exhibit 3(c) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 033-83852)

*10.1
Leasing and Tenant Coordinating Agreement between Wells Real Estate Fund IX, L.P. and Wells Management Company, Inc. (Exhibit 10(d) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 033-83852)

*10.2
Management Agreement between Wells Real Estate Fund IX, L.P. and Wells Management Company, Inc. (Exhibit 10(e) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 033-83852)

*10.3
Amended and Restated Custodial Agency Agreement between Wells Real Estate Fund IX, L.P. and NationsBank of Georgia, N.A. (Exhibit 10(f) to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 033-83852)

*10.4
Joint Venture Agreement of Fund VIII and Fund IX Associates dated June 10, 1996 (Exhibit 10(aa) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 033-83852)

*10.5
Agreement for the Purchase and Sale of Real Property dated April 23, 1996, between American Family Mutual Insurance Company and Wells Capital, Inc. (Exhibit 10(bb) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 033-83852)

*10.6
Agreement to Lease dated June 18, 1996, between Fund VIII and IX Associates and Westel-Milwaukee, Inc., d/b/a Cellular One (Exhibit 10(cc) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 033-83852)

*10.7
Development Agreement dated June 18, 1996, between Fund VIII and Fund IX Associates and ADEVCO Corporation (Exhibit 10(dd) to Post-Effective Amendment No. 11 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 033-83852)

*10.8
First Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated October 10, 1996 (Exhibit 10(ii) to Post-Effective Amendment No. 12 to Form S-11 Registration Statement of Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund IX, L.P., Commission File No. 033-83852)

*10.9
Second Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated January 7, 1997 (Exhibit 10(ii) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 000-27888)

*10.10
Third Amendment to Joint Venture Agreement of Fund VIII and Fund IX Associates dated February 18, 1997 (Exhibit 10(ll) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 1997, Commission File No. 000-27888)

*10.11
Joint Venture Agreement of Fund IX and Fund X Associates dated March 20, 1997 (Exhibit 10(g) to Post-Effective Amendment No. 1 to Form S-11 Registration Statement of Wells Real Estate Fund X, L.P. and Wells Real Estate Fund XI, L.P., Commission File No. 333-07979)

*10.12
First Amendment to Lease Agreement with United States Cellular Operating Company, d/b/a Cellular One, dated October 31, 2001 (Exhibit 10(rr) to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2001, Commission File No. 000-27888)

*10.13
Second Amendment to Lease Agreement with United States Cellular Operating Company for the US Cellular Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund VIII, L.P. for quarter ended September 30, 2006, Commission File No. 000-27888)

*10.14
Purchase and Sale Agreement for the sale of the 360 Interlocken Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund IX, L.P. for the quarter ended March 31, 2011, Commission File No. 000-22039)

*10.15
Amendment to Lease with Flextronics International USA, Inc. for the 305 Interlocken Parkway Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund VIII, L.P. for the quarter ended September 30, 2011, Commission File No. 000-27888)

*10.16
Sixth Amendment to Lease Agreement with United States Cellular Operating Company for the US Cellular Building (Exhibit 10.24 to Form 10-K of Wells Real Estate Fund VIII, L.P. for the year ended December 31, 2011, Commission File No. 000-27888)

*10.17
Purchase and Sale Agreement for the sale of the US Cellular Building (Exhibit 10.17 to Form 10-K of Wells Real Estate Fund VIII, L.P. for the year ended December 31, 2012, Commission File No. 000-27888)

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

WELLS REAL ESTATE FUND IX, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Wells Real Estate Fund IX, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund IX, L.P. (the "Partnership") as of December 31, 2012 and 2011, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund IX, L.P. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 15, 2013

WELLS REAL ESTATE FUND IX, L.P.

BALANCE SHEETS

	December 31, 2012	December 31, 2011
Assets:
Investment in joint ventures	$4,109,865	$4,239,485
Cash and cash equivalents	3,246,678	6,535,295
Due from joint ventures	27,074	132,459
Other assets	12,226	10,649
Total assets	$7,395,843	$10,917,888

Liabilities:
Accounts payable and accrued expenses	$11,092	$10,192
Due to affiliates	7,539	8,417
Total liabilities	18,631	18,609

Commitments and Contingencies

Partners' Capital:
Limited partners:
Class A – 3,273,890 units and 3,263,890 units issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	7,376,545	10,731,553
Class B – 226,110 units and 236,110 units issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	—	166,839
General partners	667	887
Total partners' capital	7,377,212	10,899,279
Total liabilities and partners' capital	$7,395,843	$10,917,888

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2012	2011	2010
Equity in Income (Loss) of Joint Ventures	$154,327	$720,494	$(185,621)

Interest and Other Income	7,906	11,041	2,887

General and Administrative Expenses	184,300	178,059	211,222
Net Income (Loss)	$(22,067)	$553,476	$(393,956)

Net Income (Loss) Allocated To:
Class A Limited Partners	$(112,043)	$475,159	$(483,365)
Class B Limited Partners	$90,196	$77,430	$89,409
General Partners	$(220)	$887	$—

Net Income (Loss) Per Weighted-Average Limited Partner Unit:
Class A	$(0.03)	$0.15	$(0.15)
Class B	$0.40	$0.33	$0.38

Weighted-Average Limited Partner Units Outstanding:
Class A	3,273,890	3,263,890	3,263,890
Class B	226,110	236,110	236,110

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011, AND 2010

	Limited Partners				General Partners	Total Partners' Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2009	3,263,890	$10,739,759	236,110	$—	$—	$10,739,759

Net income	—	(483,365)	—	89,409	—	(393,956)
BALANCE, December 31, 2010	3,263,890	10,256,394	236,110	89,409	—	10,345,803

Net income	—	475,159	—	77,430	887	553,476
BALANCE, December 31, 2011	3,263,890	10,731,553	236,110	166,839	887	10,899,279

Class B conversion elections	10,000	7,066	(10,000)	(7,066)	—	—
Net income (loss)	—	(112,043)	—	90,196	(220)	(22,067)
Distributions of Net Sale Proceeds ($0.99 and $1.11 per weighted-average for Class A Unit and Class B Unit, respectively	—	(3,250,031)	—	(249,969)	—	(3,500,000)
BALANCE, December 31, 2012	3,273,890	$7,376,545	226,110	$—	$667	$7,377,212

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$(22,067)	$553,476	$(393,956)
Operating distributions received from joint ventures	389,332	519,835	513,767
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (income) loss of joint ventures	(154,327)	(720,494)	185,621
Changes in assets and liabilities:
Increase in other assets	(1,577)	(10,649)	—
Increase (decrease) in accounts payable and accrued expenses	900	(1,323)	4,501
Decrease in due to affiliates	(878)	(1,247)	(3,581)
Net cash provided by operating activities	211,383	339,598	306,352

Cash Flows from Investing Activities:
Net sale proceeds received from joint ventures	—	3,389,872	1,993,551
Investment in joint ventures	—	(253,699)	(753,291)
Net cash provided by investing activities	—	3,136,173	1,240,260

Cash Flows from Financing Activities:
Distributions of net sale proceeds to limited partners	(3,500,000)	—	—
Net (Decrease) Increase in Cash and Cash Equivalents	(3,288,617)	3,475,771	1,546,612

Cash and Cash Equivalents, beginning of year	6,535,295	3,059,524	1,512,912
Cash and Cash Equivalents, end of year	$3,246,678	$6,535,295	$3,059,524

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011, AND 2010

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
Projections of expected future cash flows require that the Partnership estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's future cash flows and fair value, and could result in the misstatement of the carrying value of real estate assets held by the Joint Ventures and net income (loss) of the Partnership.
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
Recent Accounting Pronouncement
In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for the Partnership for the period beginning January 1, 2012. The adoption of ASU 2011-04 has not had a material impact on the Partnership's financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES
Due from Joint Ventures
As of December 31, 2012 and 2011, due from joint ventures represents the Partnership's share of operating cash flow to be distributed from Fund VIII-IX Associates for the fourth quarters of 2012 and 2011, respectively.
Summary of Investments
The Partnership's investments and approximate ownership percentage in Fund VIII-IX Associates as of December 31, 2012 and 2011 are summarized below:

	2012		2011
	Amount	Percentage	Amount	Percentage
Fund VIII-IX Associates	$4,109,865	45%	$4,239,485	45%

Summary of Activity
Rollforwards of the Partnership's investment in the Joint Ventures for the years ended December 31, 2012 and 2011 are presented below:

	2012	2011
Investment in Joint Ventures, beginning of year	$4,239,485	$7,186,841
Equity in income of Joint Ventures	154,327	720,494
Contributions to Joint Ventures	—	253,699
Distributions from Joint Ventures	(283,947)	(3,921,549)
Investment in Joint Ventures, end of year	$4,109,865	$4,239,485
Summary of Financial Information
Condensed financial information for the Joint Ventures in which the Partnership held an interest as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011, and 2010 is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012	2011
Fund VIII-IX Associates	$9,456,156	$10,163,823	$364,178	$785,096	$9,091,978	$9,378,727

	Total Revenues			Income (Loss) From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income (Loss)
	For Years Ended			For Years Ended			For Years Ended			For Years Ended
	December 31,			December 31,			December 31,			December 31,
	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010
Fund VIII-IX Associates	$1,868,845	$2,040,165	$1,960,816	$341,406	$462,169	$357,084	$—	$—	$—	$341,406	$462,169	$357,084
Fund IX-X-XI-REIT Associates	—	—	—	—	(24,668)	(38,736)	—	1,335,377	(850,397)	—	1,310,709	(889,133)
	$1,868,845	$2,040,165	$1,960,816	$341,406	$437,501	$318,348	$—	$1,335,377	$(850,397)	$341,406	$1,772,878	$(532,049)
The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by the Joint Ventures are provided below:

	December 31, 2012			December 31, 2011			December 31, 2010
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total	Operating Loss	Impairment Loss	Gain on Sale	Total
Fund IX-X-XI-REIT Associates	$—	$—	$—	$108,434	$1,226,943	$1,335,377	$(86,656)	$(1,448,217)	$684,476	$(850,397)

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties owned through the Joint Ventures, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (10 or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $45,653, $62,969, and $68,260 for the years ended December 31, 2012, 2011, and 2010 respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $90,647, $91,873, and $120,524 for the years ended December 31, 2012, 2011, and 2010, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of December 31, 2012 and 2011 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
Conflicts of Interest

Wells Partners is also a general partner of other public real estate investment programs sponsored by WREF. In addition, Wells Capital, the general partner of Wells Partners, is also a general partner or advisor of other public real estate investment programs sponsored by WREF. As such, in connection with serving as a general partner or advisor for other WREF-sponsored programs, Wells Partners and Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to operations and disposition-related activities.
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
On October 22, 2012, Piedmont REIT announced that the parties reached an agreement in principle to settle the lawsuit on October 12, 2012. Under the terms of the proposed settlement, the plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont REIT and its insurer. . On December 31, 2012, the plaintiff filed a motion for preliminary approval of the settlement with the Court.  On January 2, 2013, the Court preliminarily approved the settlement and scheduled a hearing for April 18, 2013 to determine whether to grant final approval of the settlement.  The settlement, which is subject to Court approval following notice to the class, is expected to resolve the appeal and result in the final disposition of the case.
Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action if for any reason the settlement is not approved. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of the appeal of this action or, if the action is reinstated, reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of this matter could have a material adverse impact on WREF's financial results, financial condition, or liquidity.
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
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc., Wells Management, Wells Core Office Income REIT Advisory Services, LLC, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related-Parties" above). As of December 31, 2012, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under agreements with Columbia Property Trust,

Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. As such, WREF does not expect to receive significant compensation from Columbia beyond December 31, 2013.

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
A reconciliation of the Partnership's financial statement net income (loss) to net income (loss) presented in accordance with the federal income tax basis of accounting is as follows for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Financial statement net income (loss)	$(22,067)	$553,476	$(393,956)
Adjustments in net income resulting from:
Depreciation expense for financial reporting purposes (less than) greater than amounts for income tax purposes	(42,211)	(12,374)	18,534
Rental income accrued for financial reporting purposes (greater than) less than amounts for income tax purposes	(31,650)	(11,827)	106,025
Gains on sale of properties for financial reporting purposes in excess of income tax purposes	—	(580,348)	(72,753)
Impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	—	—	565,248
Other	(504)	(253,893)	(65,455)
Income tax basis net income (loss)	$(96,432)	$(304,966)	$157,643

A reconciliation of the partners' capital balances, as presented in the accompanying financial statements, to partners' capital balances, as presented in accordance with the federal income tax basis of accounting, is as follows for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Financial statement partners' capital	$7,377,212	$10,899,279	$10,345,803
Increase (decrease) in partners' capital resulting from:
Accumulated meals and entertainment	390	390	390
Accumulated bad debt expense, net, for financial reporting purposes greater than amounts for income tax purposes	381	381	381
Accumulated depreciation expense for financial reporting purposes greater than amounts for income tax purposes	3,812,448	3,854,659	3,867,033
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	5,223,360	5,223,360	5,223,360
Accumulated rental income accrued for financial reporting purposes greater than amounts for income tax purposes	(348,871)	(317,221)	(305,394)
Accumulated expenses deductible when paid for income tax purposes less than amounts accrued for financial reporting purposes	464	464	464
Accumulated expenses capitalized for income tax purposes greater than amounts deducted for financial reporting purposes	10,145	10,145	10,145
Accumulated gains on sale of properties for financial reporting purposes in excess of income tax purposes	(2,201,036)	(2,201,036)	(1,620,688)
Accumulated impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	703,543	703,543	703,543
Other	(355,558)	(355,054)	(101,161)
Income tax basis partners' capital	$14,222,478	$17,818,910	$18,123,876

8.	QUARTERLY RESULTS (UNAUDITED)
A summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011 is presented below:

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$75,814	$79,832	$3,269	$(4,588)
Interest and other income	$3,425	$1,785	$1,326	$1,370
Net income (loss)	$21,656	$37,490	$(37,700)	$(43,513)
Net income (loss) allocated to:
Class A limited partners	$79,177	$(110,819)	$(37,323)	$(43,078)
Class B limited partners	$(57,738)	$147,934	$—	$—
General partners	$217	$375	$(377)	$(435)
Net income (loss) per weighted-average limited partner unit:
Class A	$0.02	$(0.03)	$(0.01)	$(0.01)
Class B(a)	$(0.26)	$0.65	$—	$—
Distribution of operating cash per weighted-average limited partner unit:
Class A	$—	$—	$—	$—
Class B	$—	$—	$—	$—
Distribution of net property sale proceeds per weighted- average limited partner unit:
Class A	$—	$0.99	$—	$—
Class B	$—	$1.11	$—	$—

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$48,095	$540,268	$59,833	$72,298
Interest and other income	$1,747	$2,271	$3,870	$3,153
Net income (loss)	$(14,133)	$501,846	$27,592	$38,171
Net income (loss) allocated to:
Class A limited partners	$75,276	$221,677	$87,713	$90,493
Class B limited partners	$(89,409)	$279,946	$(60,404)	$(52,703)
General partners	$—	$223	$283	$381
Net income (loss) per weighted-average limited partner unit:
Class A	$0.02	$0.07	$0.03	$0.03
Class B	$(0.38)	$1.19	$(0.26)	$(0.22)
Distribution of operating cash per weighted-average limited partner unit:
Class A	$—	$—	$—	$—
Class B	$—	$—	$—	$—
Distribution of net property sale proceeds per weighted- average limited partner unit:
Class A	$—	$—	$—	$—
Class B	$—	$—	$—	$—

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

9.	GENERAL AND ADMINISTRATIVE COSTS
General and administrative costs for the years ended December 31, 2012, 2011, and 2010, are composed of the following items:

	2012	2011	2010
Salary reimbursements	$90,647	$91,873	$120,524
Independent accounting fees	28,135	28,881	26,464
Printing expenses	27,829	26,541	34,182
Postage and delivery expenses	13,740	12,271	11,698
Other professional fees	11,854	2,214	3,049
Legal fees	4,094	10,961	10,742
Transfer agent fees	2,732	—	—
Computer costs	2,659	2,462	2,594
Bank service charges	1,489	1,554	706
Filing fees	1,121	1,277	1,263
Taxes and license fees	—	25	—
Total general and administrative costs	$184,300	$178,059	$211,222

10.	COMMITMENTS AND CONTINGENCIES
Litigation
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

Commitments under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As a result of a lease amendment executed in January 2012, the majority tenant at the US Cellular Building, United States Cellular Operating Company, has the right to request the reimbursement of tenant improvements of up to approximately $374,000, which would be required to be funded by Fund VIII-IX Associates. As a result of a lease executed in December 2012, the new tenant at the US Cellular Building, Foth & Van Dyke, LLC, has the right to request the reimbursement of tenant improvements of up to approximately $167,000, which would be required to be funded by Fund VIII-IX Associates.

11.	SUBSEQUENT EVENT

On February 25, 2013, Fund VIII-IX Associates entered into an agreement to sell the US Cellular Building to Fulcrum Asset Advisors, LLC, an unaffiliated third party, for a gross sales price of $8,175,000, exclusive of adjustments and closing costs. As of February 25, 2013, the inspection period has expired and earnest money deposits of $400,000 paid by the buyer have become non-refundable. Fund VIII-IX Associates expects the closing of this transaction to occur during the first quarter of 2013; however, there are no assurances regarding when or if this sale will be completed. The Partnership owns approximately 45.2% of Fund VIII-IX Associates, which owns 100% of the US Cellular Building.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Fund VIII and Fund IX Associates:

We have audited the accompanying balance sheets of Fund VIII and Fund IX Associates (the "Joint Venture") as of December 31, 2012 and 2011, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund VIII and Fund IX Associates as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 15, 2013

FUND VIII AND FUND IX ASSOCIATES

BALANCE SHEETS

	December 31, 2012	December 31, 2011
Assets:
Real estate assets, at cost:
Land	$1,825,673	$1,825,673
Building and improvements, less accumulated depreciation of $6,717,991 and $6,371,160 at December 31, 2012 and 2011, respectively	6,711,676	7,058,507
Total real estate assets	8,537,349	8,884,180

Cash and cash equivalents	481,910	933,726
Tenant receivables	273,917	201,382
Deferred leasing costs, less accumulated amortization of $687,762 and $571,205 at December 31, 2012 and 2011, respectively	148,440	141,366
Other assets	14,540	3,169
Total assets	$9,456,156	$10,163,823

Liabilities:
Accounts payable and accrued expenses	$190,243	$265,494
Accrued deferred leasing costs	73,240	—
Due to affiliate	3,820	11,327
Deferred income	37,009	215,274
Partnership distributions payable	59,866	293,001
Total liabilities	364,178	785,096

Partners' Capital:
Wells Real Estate Fund VIII, L.P.	4,982,112	5,139,241
Wells Real Estate Fund IX, L.P.	4,109,866	4,239,486
Total partners' capital	9,091,978	9,378,727
Total liabilities and partners' capital	$9,456,156	$10,163,823

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
Revenues:
Rental income	$1,163,448	$1,287,936	$1,208,563
Reimbursement income	666,498	752,229	752,249
Interest and other income	38,899	—	4
Total revenues	1,868,845	2,040,165	1,960,816

Expenses:
Property operating costs	828,922	787,113	749,946
Management and leasing fees:
Related-party	100,995	134,065	129,342
Other	25,516	25,508	25,464
Depreciation	346,831	406,851	449,722
Amortization	91,393	102,991	121,153
General and administrative	133,782	121,468	128,105
Total expenses	1,527,439	1,577,996	1,603,732
Net Income	$341,406	$462,169	$357,084

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011, AND 2010

	Wells Real Estate Fund VIII, L.P.	Wells Real Estate Fund IX, L.P.	Total Partners' Capital
Balance, December 31, 2009	$5,955,658	$4,912,969	$10,868,627

Net income	195,670	161,414	357,084
Partnership distributions	(626,627)	(516,921)	(1,143,548)
Balance, December 31, 2010	5,524,701	4,557,462	10,082,163

Net income	253,253	208,916	462,169
Partnership distributions	(638,713)	(526,892)	(1,165,605)
Balance, December 31, 2011	5,139,241	4,239,486	9,378,727

Net income	187,079	154,327	341,406
Partnership distributions	(344,208)	(283,947)	(628,155)
Balance, December 31, 2012	$4,982,112	$4,109,866	$9,091,978

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$341,406	$462,169	$357,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	346,831	406,851	449,722
Amortization	144,923	156,521	174,683
Changes in assets and liabilities:
(Increase) decrease in tenant receivables	(72,535)	140,018	164,592
(Increase) decrease in other assets	(11,371)	593	(313)
(Decrease) increase in accounts payable and accrued expenses	(75,251)	(7,249)	57,751
Decrease in due to affiliate	(7,507)	(1,976)	(10,112)
(Decrease) increase in deferred income	(178,265)	14,341	(23,847)
Net cash provided by operating activities	488,231	1,171,268	1,169,560

Cash Flows From Investing Activities:
Payment for deferred leasing costs	(78,757)	(28,366)	—

Cash Flows From Financing Activities:
Operating distributions to joint venture partners in excess of accumulated earnings	(861,290)	(1,139,408)	(1,136,570)
Net (Decrease) Increase In Cash And Cash Equivalents	(451,816)	3,494	32,990

Cash And Cash Equivalents, beginning of year	933,726	930,232	897,242
Cash And Cash Equivalents, end of year	$481,910	$933,726	$930,232

Supplemental Disclosure Of Noncash Investing and Financing Activities:
Partnership distributions payable	$59,866	$293,001	$266,804
Accrued deferred leasing costs	$73,240	$—	$—

See accompanying notes.

FUND VIII AND FUND IX ASSOCIATES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011, AND 2010

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
Tenant Receivables
Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2012 or 2011.

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
Other Assets
Other assets is comprised of prepaid expenses. Management assesses the collectibility of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified. No such allowances have been recorded as of December 31, 2012 or 2011.
Allocation of Income and Distributions
Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund VIII and Fund IX held ownership interests in the Joint Venture of approximately 55% and 45%, respectively, for the years ended December 31, 2012 or 2011. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.
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
Recent Accounting Pronouncement
In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for the Joint Venture for the period beginning January 1, 2012. The adoption of ASU 2011-04 has not had a material impact on the Joint Venture's financial statements or disclosures.

3.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
Fund VIII and Fund IX entered into property management and leasing agreements with Wells Management Company, Inc. ("Wells Management"), an affiliate of their general partners. In accordance with the property management and leasing agreements, Wells Management receives compensation for the management and leasing of the Joint Venture's properties. The Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies; or (b) in the case of commercial properties which are leased on a long-term net basis (10 or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. During the years ended December 31, 2012, 2011, and 2010, the Joint Venture incurred management and leasing fees that are payable to Wells Management of $100,995, $134,065 and $129,342 respectively.
Administrative Reimbursements
Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2012, 2011, and 2010, the Joint Venture incurred administrative expenses of $17,213, $17,512 and $21,124, respectively, payable to Wells Management for these services.
Due to Affiliate
As presented in the accompanying balance sheets, due to affiliate as of December 31, 2012 and 2011 represents amounts due to Wells Management for the following items:

	2012	2011
Property management fees	$2,656	$11,327
Administrative reimbursements	1,164	—
	$3,820	$11,327

4.	RENTAL INCOME

The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2012, is presented below:

Year ending December 31:
2013	$810,784
2014	1,029,744
2015	1,059,861
2016	1,090,845
2017	1,122,770
Thereafter	69,270
$5,183,274

Two tenants generated approximately 74% and 26% of contractual rental income for the year ended December 31, 2012, and two tenants will generate approximately 92% and 8% of future contractual rental income.

5.	COMMITMENTS AND CONTINGENCIES

Certain lease agreements include provisions that, at the option of the tenant, may obligate the Joint Venture to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As a result of a lease amendment executed in January 2012, the majority tenant at the US Cellular Building, United States Cellular Operating Company, has the right to request the reimbursement of tenant improvements of up to approximately $374,000, which would be required to be funded by the Joint Venture. As a result of a lease executed in December 2012, the new tenant at the US Cellular Building, Foth & Van Dyke, LLC, has the right to request the reimbursement of tenant improvements of up to approximately $167,000, which would be required to be funded by the Joint Venture.

6.	SUBSEQUENT EVENT

On February 25, 2013, the Joint Venture entered into an agreement to sell the US Cellular Building to Fulcrum Asset Advisors, LLC, an unaffiliated third party, for a gross sales price of $8,175,000, exclusive of adjustments and closing costs. As of February 25, 2013, the inspection period has expired and earnest money deposits of $400,000 paid by the buyer have become non-refundable. The Joint Venture expects the closing of this transaction to occur during the first quarter of 2013; however, there are no assurances regarding when or if this sale will be completed.

FUND VIII AND FUND IX ASSOCIATES

SCHEDULE III- REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

		Initial Cost		Costs Capitalized	Gross Carrying Amount as of December 31, 2012
Description	Encumbrances	Land	Buildings and Improvements	Subsequent To Acquisition(c)	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation(d)	Date of Construction	Date Acquired
US CELLULAR BUILDING(a)	None	$896,698	$9,589,088	$(1,721,136)	$896,698	$7,867,952	$—	$8,764,650	$3,948,036	1,997	6/17/1996
305 INTERLOCKEN PARKWAY(b)	None	928,975	6,158,796	(597,081)	928,975	5,561,715	—	6,490,690	2,769,955	1,997	2/20/1997
Total		$1,825,673	$15,747,884	$(2,318,217)	$1,825,673	$13,429,667	$—	$15,255,340	$6,717,991

(a)	The US Cellular Building is a four-story office building located in Madison, Wisconsin.

(b)	305 Interlocken Parkway is a two-story office building located in Broomfield, Colorado.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated capitalized costs.

(d)
Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

FUND VIII AND FUND IX ASSOCIATES

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2012

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2009	$15,829,814	$6,089,061

Additions	—	449,722
BALANCE AT DECEMBER 31, 2010	15,829,814	6,538,783

Additions	—	406,851
Dispositions	(574,474)	(574,474)
BALANCE AT DECEMBER 31, 2011	15,255,340	6,371,160

Additions	—	346,831
BALANCE AT DECEMBER 31, 2012	$15,255,340	$6,717,991

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
The Fund IX, Fund X, Fund XI and REIT Joint Venture:

We have audited the accompanying balance sheet of The Fund IX, Fund X, Fund XI and REIT Joint Venture (the "Joint Venture") as of December 31, 2010, and the related statements of operations, partners' capital, and cash flows for the year ended December 31, 2010. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Fund IX, Fund X, Fund XI and REIT Joint Venture as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 15, 2013

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

FOR THE PERIOD OF JULY 1, 2011 TO
DECEMBER 31, 2011 (UNAUDITED)

2011 (unaudited)
Balance, July 1, 2011	$30,250
Changes in net assets in liquidation attributable to:
Net loss	(19,780)
Distributions to joint venture partners	(10,470)
Balance, December 31, 2011	$—
See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2011	Year Ended December 31, 2010
	(unaudited)
Expenses:
General and administrative	$20,626	$38,736
Total expenses	20,626	38,736
Net Loss From Continuing Operations	(20,626)	(38,736)

Discontinued Operations:
Operating income (loss)	122,363	(86,656)
Impairment loss	—	(1,448,217)
Gain on disposition	1,228,752	684,476
Income (loss) from discontinued operations	1,351,115	(850,397)
Net Income (Loss)	$1,330,489	$(889,133)
See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF PARTNERS' CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)
AND FOR THE YEAR ENDED DECEMBER 31, 2010

	Wells Real Estate Fund IX, L.P.	Wells Real Estate Fund X, L.P.	Wells Real Estate Fund XI, L.P.	Piedmont Operating Partnership, LP	Total Partners' Capital
Balance, December 31, 2009	$4,216,675	$5,238,761	$949,430	$398,665	$10,803,531

Net loss	(347,034)	(431,152)	(78,143)	(32,804)	(889,133)
Partnership contributions	753,291	935,882	169,620	71,207	1,930,000
Partnership distributions	(1,993,551)	(2,476,772)	(448,892)	(188,447)	(5,107,662)
Balance, December 31, 2010	2,629,381	3,266,719	592,015	248,621	6,736,736

Net income	519,298	645,172	116,931	49,088	1,330,489
Partnership contributions	253,699	315,193	57,126	23,982	650,000
Partnership distributions	(3,390,578)	(4,212,427)	(763,464)	(320,506)	(8,686,975)
Balance, June 30, 2011 (unaudited)	$11,800	$14,657	$2,608	$1,185	$30,250
See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2011 (unaudited)	Year Ended December 31, 2010

Cash Flows From Operating Activities:
Net income (loss)	$1,330,489	$(889,133)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on disposition	(1,228,752)	(684,476)
Depreciation	122,418	342,883
Amortization	25,516	101,166
Impairment loss	—	1,448,217
Changes in assets and liabilities:
Increase in tenant receivables	(263,948)	(60,156)
Decrease (increase) in other assets	52,504	(44,277)
(Decrease) increase in accounts payable and accrued expenses	(218,737)	6,845
Increase (decrease) in due to affiliates	6,156	(6,002)
(Decrease) increase in deferred income	(46,986)	29,579
Net cash (used in) provided by operating activities	(221,340)	244,646

Cash Flows From Investing Activities:
Net proceeds from sale of real estate	8,686,975	5,107,662
Investment in real estate assets	(491,622)	(1,426,239)
Payment of deferred leasing costs	(1,978)	(822,442)
Net cash provided by investing activities	8,193,375	2,858,981

Cash Flows From Financing Activities:
Contribution from joint venture partners	650,000	1,930,000
Net sale proceeds distributions to joint venture partners	(8,686,975)	(5,107,662)
Net cash used in financing activities	(8,036,975)	(3,177,662)
Net Decrease In Cash And Cash Equivalents	(64,940)	(74,035)

Cash And Cash Equivalents, beginning of period	89,265	163,300
Cash And Cash Equivalents, end of period	$24,325	$89,265

Supplemental Disclosure Of Noncash Investing Activities:
Accrued capital expenditures and deferred leasing costs	$—	$205,844
See accompanying notes.

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011 (UNAUDITED) AND 2010

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
Basis of Presentation
The Joint Venture has disposed of all of its real estate assets and does not intend to invest in additional properties. The Joint Venture wound up its affairs in 2011 by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners. The Joint Venture was terminated in the second quarter of 2012 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

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
Allocation of Income and Distributions
Pursuant to the terms of the joint venture agreement, income and distributions were allocated to the joint venture partners based on their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund IX, Fund X, Fund XI, and Piedmont OP held ownership interests in the Joint Venture of approximately 39%, 48%, 9%, and 4%, respectively, for the year ended December 31, 2011. Net cash from operations was generally distributed to the joint venture partners on a quarterly basis.
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

Management and leasing fees were recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the six months ended June 30, 2011 and the years ended December 31, 2010 , the Joint Venture incurred management and leasing fees payable to Wells Management, of $6,031 and $25,092, respectively, which are included in income (loss) from discontinued operations in the accompanying statements of operations.
In addition, the Joint Venture incurred fees payable to Piedmont Office Management, LLC ("Piedmont Management"), or its affiliates, for the management and leasing of the Joint Venture's properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of net asset value calculated on an annual basis, (b) prorated by Piedmont OP's ownership interest in the Joint Venture. During the six months ended June 30, 2011 and the year ended December 31, 2010, the Joint Venture incurred management and leasing fees payable to Piedmont Management, or its affiliates, of $231 and $961, respectively, which are included in income (loss) from discontinued operations in the accompanying statements of operations.
Administrative Reimbursements
Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on the amount of time spent on the respective entities by individual personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. During the six months ended June 30, 2011 and the year ended December 31, 2010, the Joint Venture incurred administrative expenses of $25 and $20,098, respectively, payable to Wells Management, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

4. DISCONTINUED OPERATIONS
In accordance with GAAP, the Joint Venture has classified the results of operations related to the Avaya Building, which was sold on October 15, 2010 and the 360 Interlocken Building, which was sold on June 2, 2011, as discontinued operations in the accompanying statements of operations. The details comprising income (loss) from discontinued operations are presented below:

	Six Months Ended June 30, 2011 (unaudited)	Year Ended December 31, 2010

Revenues:
Rental income	$308,677	$848,428
Tenant reimbursements	226,001	60,684
Total revenues	534,678	909,112

Expenses:
Property operating costs	237,946	451,683
Management and leasing fees:
Related-party	6,262	26,053
Other	10,322	21,600
Depreciation	122,418	342,883
Amortization	25,516	74,483
General and administrative	9,851	79,066
Total expenses	412,315	995,768

Operating income (loss)	122,363	(86,656)
Impairment loss	—	(1,448,217)
Gain on disposition	1,228,752	684,476
Income (loss) from discontinued operations	$1,351,115	$(850,397)

THE FUND IX, FUND X, FUND XI AND REIT JOINT VENTURE

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011 (UNAUDITED)

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2009	$15,442,634	$4,785,268

Additions	1,631,776	342,883
Impairment(1)	(1,448,217)	—
Dispositions	(5,837,877)	(1,771,153)
BALANCE AT DECEMBER 31, 2010	9,788,316	3,356,998

Additions	285,778	122,418
Dispositions	(10,074,094)	(3,479,416)
BALANCE AT DECEMBER 31, 2011 (UNAUDITED)	$—	$—

(1)
As of June 30, 2010, The Fund IX, Fund X, Fund XI, and REIT Joint Venture wrote down the basis of the 360 Interlocken Building to reduce the carrying value of the property to its estimated fair value due to refining the disposition strategy for the joint venture and, consequently, shortening the estimated holding period of this asset in second quarter of 2010.