Form 10-Q
period 2013-03-31
WELLS REAL ESTATE FUND IX LP
filed 2013-05-14
CIK 929921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  _______________________________________
FORM 10-Q
 _______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND IX, L.P.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The information presented in the Partnership's accompanying balance sheets and statements of operations, partners' capital, and cash flows reflects all adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012. The Partnership's results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND IX, L.P.

BALANCE SHEETS

	(Unaudited)
	March 31, 2013	December 31, 2012
Assets:
Investment in joint venture	$1,653,840	$4,109,865
Cash and cash equivalents	6,549,512	3,246,678
Due from joint venture	—	27,074
Other assets	13,882	12,226
Total assets	$8,217,234	$7,395,843

Liabilities:
Accounts payable and accrued expenses	$12,560	$11,092
Due to affiliates	2,233	7,539
Total liabilities	14,793	18,631

Commitments and Contingencies

Partners' Capital:
Limited partners:
Class A – 3,273,890 units issued and outstanding	7,300,870	7,376,545
Class B – 226,110 units issued and outstanding	901,571	—
General partners	—	667
Total partners' capital	8,202,441	7,377,212
Total liabilities and partners' capital	$8,217,234	$7,395,843

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012
Equity in Income of Joint Venture	$885,403	$75,814

Interest and Other Income	1,345	3,425

General and Administrative Expenses	61,519	57,583
Net Income	$825,229	$21,656

Net Income (Loss) Allocated To:
Class A Limited Partners	$(75,675)	$79,177
Class B Limited Partners	$901,571	$(57,738)
General Partners	$(667)	$217

Net Income (Loss) Per Weighted-Average Limited Partner Unit:
Class A	$(0.02)	$0.02
Class B	$3.99	$(0.26)

Weighted-Average Limited Partner Units Outstanding:
Class A	3,273,890	3,273,890
Class B	226,110	226,110

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2012
AND THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2011	3,263,890	$10,731,553	236,110	$166,839	$887	$10,899,279

Class B conversion elections	10,000	7,066	(10,000)	(7,066)	—	—
Net income (loss)		(112,043)		90,196	(220)	(22,067)
Distributions of Net Sale Proceeds ($0.99 and $1.11 per weighted-average for Class A Unit and Class B Unit, respectively)		(3,250,031)		(249,969)	—	(3,500,000)
BALANCE, December 31, 2012	3,273,890	7,376,545	226,110	—	667	7,377,212

Net income (loss)	—	(75,675)	—	901,571	(667)	825,229
BALANCE, March 31, 2013	3,273,890	$7,300,870	226,110	$901,571	$—	$8,202,441

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$825,229	$21,656
Operating distributions received from joint venture	27,074	132,447
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of joint venture	(885,403)	(75,814)
Changes in assets and liabilities:
(Increase) decrease in other assets	(1,656)	365
Increase (decrease) in accounts payable and accrued expenses	1,468	(4,725)
Decrease in due to affiliates	(5,306)	(2,665)
Net cash (used in) provided by operating activities	(38,594)	71,264

Cash Flows from Investing Activities:
Net sale proceeds received from joint venture	3,562,821	—
Investment in joint venture	(221,393)	—
Net cash provided by investing activities	3,341,428	—
Net Increase in Cash and Cash Equivalents	3,302,834	71,264

Cash and Cash Equivalents, beginning of period	3,246,678	6,535,295
Cash and Cash Equivalents, end of period	$6,549,512	$6,606,559

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013 (unaudited)

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

Joint Venture	Joint Venture Partners	Ownership %	Properties
Fund VIII and Fund IX Associates ("Fund VIII-IX Associates")	• Wells Real Estate Fund VIII, L.P. • Wells Real Estate Fund IX, L.P.	54.8% 45.2%	1. US Cellular Building(1) A four-story office building located in Madison, Wisconsin 2. 305 Interlocken Parkway A two-story office building located in Broomfield, Colorado
The Fund IX, Fund X, Fund XI and REIT Joint Venture ("Fund IX-X-XI-REIT Associates")(2)	• Wells Real Estate Fund IX, L.P. • Wells Real Estate Fund X, L.P. • Wells Real Estate Fund XI, L.P. • Piedmont Operating Partnership, LP	39.0% 48.5% 8.8% 3.7%	No properties owned during the periods presented.

(1)	This property sold in March 2013.

(2)	This joint venture wound up its affairs in 2011 and was terminated in the first quarter of 2012.

Wells Real Estate Fund VIII, L.P. and Wells Real Estate Fund XI, L.P. are affiliated with the Partnership through common general partners. Wells Real Estate Fund X, L.P. was affiliated with the Partnership through one or more common general partners prior to its dissolution. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements of the Partnership have been prepared in accordance with rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.
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
Evaluating the Recoverability of Real Estate Assets
The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership's investment in Fund VIII-IX Associates may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Partnership has determined that there have been no additional impairments in the carrying value of its real estate assets to date; however, certain of the Partnership's assets may be carried at an amount more than could be realized in a current disposition transaction.
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

Projections of expected future cash flows require that the Partnership estimate future market rental income, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's future cash flows and fair value, and could result in the misstatement of the carrying value of real estate assets held by Fund VIII-IX Associates and net income (loss) of the Partnership.
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
Recent Accounting Pronouncement

In April 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-07, Presentation of Financial Statements: Topic Liquidation Basis of Accounting ("ASU 2013-07"). ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 will be effective for the Partnership beginning on January 1, 2014. The Partnership expects that the adoption of ASU 2013-07 will not have a material impact on its financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURE
Summary of Financial Information
Condensed financial information for the joint venture in which the Partnership held direct interests for the three months ended March 31, 2013 and 2012, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Fund VIII-IX Associates	$—	$185,551	$(154,584)	$85,063	$2,113,298	$82,654	$1,958,714	$167,717
The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by Fund VIII-IX Associates to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by Fund VIII-IX Associates are provided below:

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund VIII-IX Associates	$97,707	$2,015,591	$2,113,298	$82,654	$—	$82,654
Due from Joint Venture
As presented in the accompanying balance sheets, due from joint venture as of December 31, 2012 represents operating cash flow generated by Fund VIII-IX Associates for the three months ended December 31, 2012, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties owned through the Joint

Ventures, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $4,992 and $11,307 for the three months ended March 31, 2013 and 2012, respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $17,194 and $23,481 payable to Wells Capital and Wells Management for the three months ended March 31, 2013 and 2012, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of March 31, 2013 and December 31, 2012 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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
On October 22, 2012, Piedmont REIT announced that the parties reached an agreement in principle to settle the lawsuit on October 12, 2012. Under the terms of the proposed settlement, the plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont REIT and its insurer. On December 31, 2012, the plaintiff filed a motion for preliminary approval of the settlement with the Court.  On January 2, 2013, the Court preliminarily approved the settlement.  Pursuant to the terms of the settlement and the Court's order preliminarily approving the settlement, notice of the proposed settlement was given to the class.  On March 21, 2013, the plaintiff filed a motion for final approval of the settlement and for an award of attorneys' fees and expenses.  On April 18, 2013, the Court entered an order granting final approval of the settlement, dismissing the lawsuit with prejudice, and awarding attorneys' fees and expenses to the plaintiff.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction. As of March 31, 2013, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. As such, WREF does not expect to receive significant compensation from Columbia beyond December 31, 2013.

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
The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I, as well as our financial statements, the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, all provided in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold seven of the eight properties in which we have held interests. On March 22, 2013, Fund VIII-IX Associates sold the US Cellular Building to West Terrace Drive Madison, LLC, an unaffiliated third party, for a gross sales price of $8,175,000, exclusive of adjustments and closing costs. As a result of the sale, the Partnership received net sale proceeds of approximately $3,563,000 and was allocated a gain of approximately $911,000, which may be adjusted as additional information becomes available in subsequent periods. While our focus at this time involves leasing and marketing efforts at our remaining property that we believe will ultimately result in a better disposition pricing of our asset for our limited partners, we will evaluate offers to sell our remaining property on an as-is basis.
The first quarter 2013 operating distributions to limited partners were reserved. Our General Partners anticipate that operating distributions to limited partners will continue to be reserved in the near-term due to the current vacancy at our remaining property, 305 Interlocken Parkway, and our intention to fund our pro rata share of property operating costs and anticipated re-leasing costs. Our General Partners are reviewing the current needs of our portfolio, including property operating costs and anticipated re-leasing costs at our remaining property, to evaluate the possibility and related timing of an additional distribution of net sale proceeds.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on leasing and marketing efforts at our remaining property that we believe will ultimately result in a better disposition pricing of our asset for our limited partners. We will also evaluate offers to sell our remaining property on an as-is basis. As of April 30, 2013, we owned an interest in one property.
Information relating to the properties owned, or previously owned, by the joint ventures is provided below:

•	The 15253 Bake Parkway property sold on December 2, 2004.

•	The Alstom Power – Knoxville Building sold on March 15, 2005.

•	The 1315 West Century Drive property sold on December 22, 2006.

•	The Iomega Building sold on January 31, 2007.

•	The 14079 Senlac Drive property sold on November 29, 2007.

•	The Avaya Building sold on October 15, 2010.

•	The 360 Interlocken Building sold on June 2, 2011.

•	The US Cellular Building, located in Madison, Wisconsin was sold on March 22, 2013.

•	The 305 Interlocken Parkway property, located in the Broomfield submarket of Denver, Colorado, is currently vacant. We are currently marketing the property for lease and sale.
Liquidity and Capital Resources
Overview
The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties or investing in joint ventures formed for the same purpose, and has invested all of the partners' original net offering proceeds available for investment. Thus, it is unlikely that we will acquire interests in any additional properties or joint ventures. Historically, our investment strategy has generally involved acquiring properties on an all-cash basis that are preleased to creditworthy tenants through joint ventures with affiliated partnerships.
Our operating strategy entails funding expenditures related to the recurring operations of Fund VIII-IX Associates' remaining property and the portfolio with operating cash flows, including current and prior period operating distributions received from Fund VIII-IX Associates, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the Class A limited partners and, unless reserved, are generally paid quarterly. To the extent that operating cash flows are insufficient to fund our recurring operations, net sale proceeds will be utilized. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in our remaining market could adversely impact our ability to re-lease the current space at 305 Interlocken Parkway on favorable terms, which could have an adverse effect on our operating cash flows and our ability to provide funding for capital needs.
Short-Term Liquidity
During the three months ended March 31, 2013, net cash outflows from operating activities were approximately $39,000 primarily due to (i) Fund VIII-IX Associates retaining its operating cash flow to fund re-leasing costs at the US Cellular Building prior to its disposition and (ii) funding our general and administrative expenses. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated by Fund VIII-IX Associates, our expectations of future cash flows, and determination of near-term cash needs to fund our share of property operating costs, tenant re-leasing costs and other capital improvements for our remaining property. We anticipate that operating distributions from Fund VIII-IX Associates may decline in the near-term as a result of (i) the current vacancy at the 305 Interlocken Parkway property and (ii) our intention to fund our pro rata share of anticipated re-leasing costs at the 305 Interlocken Parkway property.
During the three months ended March 31, 2013, we received net sale proceeds from the sale of the US Cellular Building of approximately $3,563,000. During the three months ended March 31, 2013, we invested approximately $221,000 in Fund VIII-IX Associates to fund our pro rata share of tenant improvements at the US Cellular Building related to recent leasing activity.
We believe that the cash on hand will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $15,000, as of March 31, 2013.
Long-Term Liquidity
We expect that our future sources of capital will be primarily derived from operating cash flows generated from the remaining property owned by Fund VIII-IX Associates, once it is leased, and net proceeds generated from the sale of our remaining property. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for the remaining property owned through Fund VIII-IX Associates. We expect to continue to use substantially all future net cash from operations, including future distributions received from Fund VIII-IX Associates, to fund leasing costs and capital expenditures necessary to position our remaining property for sale. To the extent that residual operating cash flows remain after considering these funding requirements, we would then distribute such residual operating cash flow to the limited partners.

Capital Resources
We fund capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our remaining property, and tenant improvements for the purpose of readying our remaining property for re-leasing. We will work with the Joint Venture to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates.
Operating cash flows, if available, are generally distributed from the Joint Venture to us approximately one month following calendar quarter-ends. However, the Joint Venture will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flows until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net sale proceeds reserves, if available, would then be utilized. Any capital or other expenditures not funded from the operations of the Joint Venture will be required to be funded by us and the other respective joint venture partners on a pro rata basis.
As of March 31, 2013, we have received, used, distributed, and held net sale proceeds allocated to us from the sale of properties as presented below:

Property Sold	Net Sale Proceeds		Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2013	Undistributed Net Sale Proceeds as of March 31, 2013
					Amount	Purpose
305 Interlocken Parkway (early termination in 2004)	$800,000	(1)	45.2%	$361,626	$—	—	$361,626	$—
15253 Bake Parkway (sold in 2004)	$11,892,035		38.1%	4,526,770	237,910	Re-leasing 15253 Bake Parkway (2004)	4,288,860	—
Alstom Power –Knoxville Building (sold in 2005)	$11,646,089		39.0%	4,545,538	—	—	4,545,538	—
1315 West Century Drive (sold in 2006)	$8,059,625		39.0%	3,145,720	—	—	3,145,720	—
Iomega Building (sold in 2007)	$4,685,151		39.0%	1,828,642	—	—	1,828,642	—
14079 Senlac Drive (sold in 2007)	$5,107,237		45.2%	2,308,640	—	—	2,308,640	—
Avaya Building (sold in 2010)	$5,107,662		39.0%	1,993,551	—	—	1,993,551	—
360 Interlocken Building (sold in 2011)	$8,686,166		39.0%	3,389,872	—	—	727,424	2,662,448
US Cellular Building (sold in 2013)	$7,881,771		45.2%	3,562,821	—	—	—	3,562,821
Total				$25,663,180	$237,910		$19,200,001	$6,225,269

(1)	The Partnership continues to own this property. The net sale proceeds represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.
Our General Partners are reviewing the current needs of our portfolio, including property operating costs and anticipated re-leasing costs at our remaining property, to evaluate the possibility and related timing of an additional distribution of net sale proceeds.

Results of Operations
Comparison of the three months ended March 31, 2012 versus the three months ended March 31, 2013
Equity in Income of Joint Ventures
Equity in income of Joint Ventures increased from $75,814 for the three months ended March 31, 2012 to $885,403 for the three months ended March 31, 2013, primarily due to the gain recognized on the sale of the US Cellular Building in March 2013, of which approximately $911,000 was allocated to the Partnership. Absent leasing activity at our remaining property, we expect equity in income of Fund VIII-IX Associates for future periods to decline as a result of the disposition of the US Cellular Building in the first quarter of 2013.
Interest and Other Income
Interest and other income decreased from $3,425 for the three months ended March 31, 2012 to $1,345 for the three months ended March 31, 2013. The decrease is primarily due to (i) a decrease in the average outstanding cash balance following the distribution of net sale proceeds to our limited partners in May 2012, partially offset by (ii) the receipt of net sale proceeds from the sale of the US Cellular Building in March 2013. Future levels of interest income will be largely dependent on the timing of the future disposition of our remaining property and net sale proceeds distributions to the limited partners, the amount of operating cash needed to invest in Fund VIII-IX Associates related to the vacancy at the 305 Interlocken Parkway property, and fluctuations in the average daily yield.
General and Administrative Expenses
General and administrative expenses increased from $57,583 for the three months ended March 31, 2012 to $61,519 for the three months ended March 31, 2013. The increase is primarily due to an increase in administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
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
Below is a discussion of the accounting policies used by us and the Joint Venture, which are considered to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.
Investment in Real Estate Assets
We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Venture's assets are depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that the Joint Venture utilizes inappropriate useful lives or methods of depreciation, our net income would be misstated.

Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through our investment in Fund VIII-IX Associates may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets' carrying values, we adjust the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there have been no additional impairments in the carrying value of our real estate assets to date; however, certain of our assets may be carried at an amount more than could be realized in a current disposition transaction.
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
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. See Note 4 and Note 5 to our financial statements included in this report for further explanations. Examples of such commitments and contingencies include our property management and leasing agreements.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2013, requiring disclosure under Item 103 of Regulation S-K. Information regarding legal proceedings involving certain of our related parties is set forth in Note 4 to our financial statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is hereby incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended March 31, 2013.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2013.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2013, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IX, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

May 14, 2013		/s/ BRIAN M. DAVIS
Brian M. Davis
On behalf of the registrant and as Senior Vice President and Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO FIRST QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND IX, L.P.

Exhibit Number		Description of Document

10.1	*
Purchase and Sale Agreement for the sale of the US Cellular Building (Exhibit 10.17 to Form 10-K of Wells Real Estate Fund VIII, L.P. for the fiscal year ended December 31, 2012, Commission File No. 000-27888)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase.

*	Previously filed and incorporated herein by reference.
** Furnished with this Form 10-Q, but not filed under the Exchange Act