Form 10-Q
period 2013-09-30
WELLS REAL ESTATE FUND IX LP
filed 2013-11-12
CIK 929921

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  _______________________________________
FORM 10-Q
 _______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012. The Partnership's results of operations for the three months and nine months ended September 30, 2013 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND IX, L.P.

BALANCE SHEETS

	(Unaudited)
	September 30, 2013	December 31, 2012
Assets:
Investment in joint venture	$1,617,617	$4,109,865
Cash and cash equivalents	6,405,321	3,246,678
Due from joint venture	—	27,074
Other assets	10,146	12,226
Total assets	$8,033,084	$7,395,843

Liabilities:
Accounts payable and accrued expenses	$2,883	$11,092
Due to affiliates	4,346	7,539
Total liabilities	7,229	18,631

Commitments and Contingencies

Partners' Capital:
Limited partners:
Class A – 3,273,890 units issued and outstanding	7,300,870	7,376,545
Class B – 226,110 units issued and outstanding	724,985	—
General partners	—	667
Total partners' capital	8,025,855	7,377,212
Total liabilities and partners' capital	$8,033,084	$7,395,843

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Equity in Income (Loss) of Joint Venture	$(58,561)	$3,269	$772,335	$158,915

Interest and Other Income	3,213	1,326	7,666	6,536

General and Administrative Expenses	34,293	42,295	131,358	144,005
Net Income (Loss)	$(89,641)	$(37,700)	$648,643	$21,446

Net Income (Loss) Allocated To:
Class A Limited Partners	$—	$(37,323)	$(75,675)	$(68,965)
Class B Limited Partners	$(89,641)	$—	$724,985	$90,196
General Partners	$—	$(377)	$(667)	$215

Net Income (Loss) Per Weighted-Average Limited Partner Unit:
Class A	$0.00	$(0.01)	$(0.02)	$(0.02)
Class B	$(0.40)	$0.00	$3.21	$0.40

Weighted-Average Limited Partner Units Outstanding:
Class A	3,273,890	3,273,890	3,273,890	3,273,890
Class B	226,110	226,110	226,110	226,110

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2012
AND THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2011	3,263,890	$10,731,553	236,110	$166,839	$887	$10,899,279

Class B conversion elections	10,000	7,066	(10,000)	(7,066)	—	—
Net income (loss)		(112,043)		90,196	(220)	(22,067)
Distributions of Net Sale Proceeds ($0.99 and $1.11 per weighted-average for Class A Unit and Class B Unit, respectively)		(3,250,031)		(249,969)	—	(3,500,000)
BALANCE, December 31, 2012	3,273,890	7,376,545	226,110	—	667	7,377,212

Net income (loss)	—	(75,675)	—	724,985	(667)	648,643
BALANCE, September 30, 2013	3,273,890	$7,300,870	226,110	$724,985	$—	$8,025,855

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$648,643	$21,446
Operating distributions received from joint venture	27,074	319,809
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of joint venture	(772,335)	(158,915)
Changes in assets and liabilities:
Decrease in other assets	2,080	923
Decrease in accounts payable and accrued expenses	(8,209)	(4,347)
Decrease in due to affiliates	(3,193)	(509)
Net cash (used in) provided by operating activities	(105,940)	178,407

Cash Flows from Investing Activities:
Net sale proceeds received from joint venture	3,562,821	—
Investment in joint venture	(298,238)	—
Net cash provided by investing activities	3,264,583	—

Cash Flows from Financing Activities:
Distributions of net sale proceeds to limited partners	—	(3,500,000)
Net Increase (Decrease) in Cash and Cash Equivalents	3,158,643	(3,321,593)

Cash and Cash Equivalents, beginning of period	3,246,678	6,535,295
Cash and Cash Equivalents, end of period	$6,405,321	$3,213,702

See accompanying notes.

WELLS REAL ESTATE FUND IX, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (unaudited)

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
Summary of Financial Information
Condensed financial information for the joint venture in which the Partnership held direct interests for the three months and nine months ended September 30, 2013 and 2012, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Fund VIII-IX Associates	$—	$53,614	$(128,920)	$(56,633)	$(631)	$63,866	$(129,551)	$7,233

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Fund VIII-IX Associates	$—	$446,979	$(405,436)	$127,287	$2,114,015	$224,271	$1,708,579	$351,558
The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by Fund VIII-IX Associates to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by Fund VIII-IX Associates are provided below:

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund VIII-IX Associates	$87,612	$2,026,403	$2,114,015	$224,271	$—	$224,271

Due from Joint Venture
As presented in the accompanying balance sheets, due from joint venture as of December 31, 2012 represents operating cash flow generated by Fund VIII-IX Associates for the three months ended December 31, 2012, which is attributable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties owned through the Joint Ventures, equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through Fund VIII and Fund IX Associates and payable to Wells Management is $0 and $11,080 for the three months ended September 30, 2013 and 2012, respectively, and $4,992 and $36,982 for the nine months ended September 30, 2013 and 2012, respectively.
Administrative Reimbursements
Wells Capital, the corporate general partner of Wells Partners, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses payable to Wells Capital and Wells Management of $13,255 and $25,445 for the three months ended September 30, 2013 and 2012, respectively, and $44,391 and $68,783 for the nine months ended September 30, 2013 and 2012, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of September 30, 2013 and December 31, 2012 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the management of assets for WREF-sponsored programs and the volume of future dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction. As of September 30, 2013, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources.

For example, a large portion of WREF's income is derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. In addition, a smaller portion of WREF’s income is derived under agreements with CatchMark Timber Trust, Inc. (“CatchMark”), formerly known as Wells Timberland REIT, Inc. Effective October 25, 2013, CatchMark also transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond June 30, 2014. As such, WREF does not expect to receive significant compensation from Columbia or CatchMark beyond December 31, 2013 and June 30, 2014, respectively.

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
Distribution of Net Sale Proceeds
On November 1, 2013, net sale proceeds of approximately $3,750,000 from the sales of the 360 Interlocken Building and the US Cellular Building were distributed to the limited partners of record as of September 30, 2013, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2013. Accordingly, the General Partners have determined to hold residual net sale proceeds in reserve to fund the Partnership's pro rata share of anticipated re-leasing costs at the Partnership's remaining property.

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

Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold seven of the eight properties in which we have held interests. On September 25, 2013, Fund VIII-IX Associates entered into an agreement to sell our remaining asset, 305 Interlocken Parkway, to an unaffiliated third party, for a gross sales price of $6,100,000, exclusive of closing costs (the "Agreement"). The Agreement is subject to a 60-day due diligence period and a financing contingency which must be satisfied by November 30, 2013. The earnest money deposit of $150,000 will become non-refundable upon the expiration of the due diligence period and satisfaction of the aforementioned financing contingency. The Partnership expects the closing of this transaction to occur during the fourth quarter of 2013; however, there are no assurances regarding when or if this sale will be completed.
The third quarter 2013 operating distributions to limited partners were reserved. Our General Partners anticipate that operating distributions to limited partners will continue to be reserved in the near-term due to the current vacancy at our remaining property, 305 Interlocken Parkway, and our intention to fund our pro rata share of property operating costs and anticipated re-leasing costs should the transaction disclosed above not be completed as anticipated. On November 1, 2013, our General Partners distributed approximately $3,750,000 from the sales of the 360 Interlocken Building and the US Cellular Building.
Property Summary
As of October 31, 2013, we owned an interest in one property. As noted above under Portfolio Overview, we anticipate selling our remaining property in the fourth quarter of 2013, but as there are no assurances regarding when or if this sale will be completed, we will continue our leasing and marketing efforts.
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

•
The 305 Interlocken Parkway property, located in the Broomfield submarket of Denver, Colorado, is currently vacant. On September 25, 2013, Fund VIII-IX Associates entered into an agreement to sell the 305 Interlocken Parkway property; however, there are no assurances regarding when or if this sale will be completed.

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
Short-Term Liquidity
During the nine months ended September 30, 2013, net cash outflows from operating activities were approximately $106,000 primarily due to (i) Fund VIII-IX Associates retaining its operating cash flow to fund re-leasing costs at the US Cellular Building prior to its disposition and property costs at 305 Interlocken Parkway as a result of the current vacancy, and (ii) funding our general and administrative expenses. The extent to which future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated by Fund VIII-IX Associates, our expectations of future cash flows, and determination of near-term cash needs to fund our share of property operating costs, tenant re-leasing costs and other capital improvements for our remaining property. We anticipate that operating distributions from Fund VIII-IX Associates will decline in the near-term as a result of (i) the current vacancy at the 305 Interlocken Parkway property and (ii) our intention to fund our pro rata share of anticipated re-leasing costs at the 305 Interlocken Parkway property should the anticipated disposition transaction not be completed as anticipated.
During the nine months ended September 30, 2013, we received net sale proceeds from the sale of the US Cellular Building of approximately $3,563,000. During the nine months ended September 30, 2013, we invested approximately $298,000 in Fund VIII-IX Associates to (i) fund our pro rata share of tenant improvements at the US Cellular Building related to recent leasing activity, prior to its disposition and (ii) fund our pro rata share of operating expenses at the 305 Interlocken Parkway property.
We believe that the cash on hand will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $7,000, as of September 30, 2013.
Long-Term Liquidity
We expect that our future sources of capital will be primarily derived from operating cash flows generated from the remaining property owned by Fund VIII-IX Associates, once it is leased, and net proceeds generated from the sale of our remaining property. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for the remaining property owned through Fund VIII-IX Associates. We expect to continue to use substantially all future net cash from operations, including future distributions received from Fund VIII-IX Associates, to fund (i) leasing costs and capital expenditures necessary to position our remaining property for sale should the anticipated disposition transaction not be completed as anticipated and (ii) our general and administrative expenses. To the extent that residual operating cash flows remain after considering these funding requirements, we would then distribute such residual operating cash flow to the limited partners.
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

As of September 30, 2013, we have received, used, distributed, and held net sale proceeds allocated to us from the sale of properties as presented below:

Property Sold	Net Sale Proceeds		Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners	Undistributed Net Sale Proceeds
					Amount	Purpose
305 Interlocken Parkway (early termination in 2004)	$800,000	(1)	45.2%	$361,626	$—	—	$361,626	$—
15253 Bake Parkway (sold in 2004)	$11,892,035		38.1%	4,526,770	237,910	Re-leasing 15253 Bake Parkway (2004)	4,288,860	—
Alstom Power –Knoxville Building (sold in 2005)	$11,646,089		39.0%	4,545,538	—	—	4,545,538	—
1315 West Century Drive (sold in 2006)	$8,059,625		39.0%	3,145,720	—	—	3,145,720	—
Iomega Building (sold in 2007)	$4,685,151		39.0%	1,828,642	—	—	1,828,642	—
14079 Senlac Drive (sold in 2007)	$5,107,237		45.2%	2,308,640	—	—	2,308,640	—
Avaya Building (sold in 2010)	$5,107,662		39.0%	1,993,551	—	—	1,993,551	—
360 Interlocken Building (sold in 2011)	$8,686,166		39.0%	3,389,872	—	—	727,424	2,662,448
US Cellular Building (sold in 2013)	$7,881,771		45.2%	3,562,821	—	—	—	3,562,821
Total				$25,663,180	$237,910		$19,200,001	$6,225,269

(1)	The Partnership continues to own this property. The net sale proceeds represents payment received for unamortized tenant improvements in connection with the Cirrus Logic, Inc. lease termination.
Our General Partners distributed net sale proceeds of approximately $3,750,000 in November 2013 from the sales of the 360 Interlocken Building and the US Cellular Building. Our General Partners have decided to reserve the remainder of the net sale proceeds at this time due to the current vacancy at our remaining property, 305 Interlocken Parkway, and our intention to fund our pro rata share of property operating costs and anticipated re-leasing costs should the anticipated disposition transaction not be completed as anticipated.

Results of Operations
Comparison of the three months ended September 30, 2012 versus the three months ended September 30, 2013
Equity in Income (Loss) of Joint Ventures
Equity in income (loss) of Joint Ventures decreased from income of $3,269 for the three months ended September 30, 2012 to a loss of $(58,561) for the three months ended September 30, 2013, primarily due to the sale of the US Cellular Building in March 2013. Absent disposition or leasing activity at our remaining property, we expect equity in loss of Fund VIII-IX Associates for future periods to remain at a similar level as compared to the third quarter of 2013.
General and Administrative Expenses
General and administrative expenses decreased from $42,295 for the three months ended September 30, 2012 to $34,293 for the three months ended September 30, 2013, primarily due to a decrease in administrative reimbursements and administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.

Comparison of the nine months ended September 30, 2012 versus the nine months ended September 30, 2013
Equity in Income of Joint Ventures
Equity in income of Joint Ventures increased from $158,915 for the nine months ended September 30, 2012 to $772,335 for the nine months ended September 30, 2013, primarily due to the gain recognized on the sale of the US Cellular Building in March 2013, of which approximately $916,000 was allocated to the Partnership, partially offset by a decrease in rental and reimbursement income at the 305 Interlocken Parkway property as a result of the current vacancy. Absent disposition or leasing activity at our remaining property, we expect equity in income of Fund VIII-IX Associates for future periods to decline as a result of the disposition of the US Cellular Building in the first quarter of 2013.
General and Administrative Expenses
General and administrative expenses decreased from $144,005 for the nine months ended September 30, 2012 to $131,358 for the nine months ended September 30, 2013, primarily due to a decrease in administrative reimbursements and administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
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
Subsequent Event

On November 1, 2013, net sale proceeds of approximately $3,750,000 from the sales of the 360 Interlocken Building and the US Cellular Building were distributed to the limited partners of record as of September 30, 2013, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2013. Accordingly, the General Partners have determined to hold residual net sale proceeds in reserve to fund the Partnership's pro rata share of anticipated re-leasing costs at the Partnership's remaining property.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2013, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended September 30, 2013.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2013.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2013, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND IX, L.P. (Registrant)

	By:	WELLS PARTNERS, L.P. (General Partner)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

November 12, 2013		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
On behalf of the registrant and as Senior Vice President and Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO THIRD QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND IX, L.P.

Exhibit Number		Description of Document

10.1	*
Purchase and Sale Agreement for the sale of the 305 Interlocken Parkway property (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund VIII, L.P. for the period ended September 30, 2013, Commission File No. 000-27888)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase.

101.DEF		XBRL Taxonomy Extension Definition Linkbase.

101.LAB		XBRL Taxonomy Extension Label Linkbase.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase.

*	Previously filed and incorporated herein by reference.